Form 10QSB
period 1993-06-30
UROPLASTY INC
filed 1996-09-30
CIK 890846

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1996

                   UROPLASTY INC
(Exact name of registrant as specified in its charter.)

    Minnesota, U.S.A.                  41-1719250
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

2718 Summer Street NE,
Minneapolis, Minnesota   55413
(Address of principal executive offices)

Registrant's telephone number, including area code:
(612) 378-1180

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [ ]

(APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS)

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(b) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

		YES [ ]        NO [ ]       Not subject to Exchange Act at time  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3.572.525 on September 30, 1996

Transitional Small Business Disclosure Format
YES [ ]        NO [X]

PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC, and Subsidiairies

CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                         June 30,1996      March 31, 1996
                                       ______________      ______________

ASSETS
Current Assets
  Cash and cash equivalents             $    569,830       $    718,630
  Accounts receivable trade                  474,265            336,148
  Inventories                                318,563            256,655
  Prepaid expenses                           141,446             93,563
  Notes receivable                             7,903             22,595
                                           _________          _________
Total Current Assets                       1,512,007          1,427,591

Property, Plant and Equipment
  Property, plant and equipment              567,699            518,376
  Less accumulated depreciation
  and amortization                          (372,231)          (362,349)
                                           _________          _________
                                             195,468            156,027

Other assets
  Intangible assets, net of
  accumulated amortization                    86,778             88,768
                                           _________          _________
TOTAL ASSETS                            $  1,794,253       $  1,672,386

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
  Current maturities - long termt debt  $     81,910       $     49,139
  Accounts payable                           212,154            208,403
  Accrued liabilities
    Compensation and payroll taxes            68,150            110,093
    Other                                    144,023            132,962
                                           _________          _________
Total Current Liabilities                    506,237            500,597

Long Term Debt, less current maturities      430,604            437,847

Shareholders' deficit
  Common stock $.01 par value;
   Authorized 20,000,000 shares
   Issued and outstanding -
   3,472,525 shares                           34,725             34,725
  Capital in excess of par value           1,811,830          1,811,830
  Accumulated deficit                       (831,493)          (882,691)
  Cumulative translation adjustment         (152,650)          (224,922)
  Note receivable                             (5,000)            (5,000)
                                          __________         __________
Total Stockholders' Equity                   857,412            733,942

TOTAL LIABILITIES AND SHAREHOLDERS'       __________         __________
DEFICIT                                 $  1,794,253      $   1,672,386

Accompanying Notes are an integral part of these consolidated financial statements.



UROPLASTY, INC, and Subsidiairies

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 Three months ended
                                                      June 30

                                                1996               1995
                                          __________         __________

Net revenue                             $    818,920       $    614,248
Cost of revenue                              177,301            186,738
                                          __________         __________
  Gross profit                               641,619            427,510

Selling, general and administrative          509,096            513,842
                                          ----------         ----------
  Operating gain                             132,523            (86,332)

Other income (expense)
  Interest income                                333              2,548
  Interest expense                            (9,309)           (12,666)
  Other                                            0                719
  Exchange gain (loss)                       (72,349)           (19,724)
                                          ----------         ----------
                                             (81,325)           (29,123)

Net income (loss)                       $     51,198       $   (115,455)
                                          ==========         ==========

Net income (loss) per common share              $.01              $(.05)

Weighted average number of common
shares outstanding                         3,472,525          2,462,525


Accompanying Notes are an integral part of these consolidated financial statements.

UROPLASTY, INC, and Subsidiairies

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                  Three months ended
                                                       June 30

                                                1996               1995
                                          __________         __________

Net cash used in operating activities   $   (210,194)      $   (242,018)

Net cash used in investing activities        (51,098)           (18,113)

Cash flows from financing activities:
  Repayment of long-term debt                 (7,291)           (12,239)
  Proceeds from long-term obligation          32,819                  0
  Payments received on note receivable        14,692             98,539
                                          __________         __________
Net cash provided by financing activities     40,220             86,300

Effect of exchange rate changes on cash       72,272             10,331
                                          __________         __________

Net decrease in cash and cash equivalents   (148,800)          (163,500)


Cash and cash equivalents beginning
of period                                    718,630            427,790

Cash and cash equivalents end
of period                                $   569,830        $   264,290
                                          ==========         ==========

Accompanying Notes are an integral part of these consolidated financial statements.

UROPLASTY, INC, and Subsidiairies


FOOTNOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended March 31,1996.

The financial statements presented herein as of June 30, 1996 and for the three months ended June 30, 1996 and 1995 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

(2)  Subsequent Event

During August 1996, the Company sold 100,000 shares of its Common Stock at a price of $ 1.00 per share.

UROPLASTY, INC, and Subsidiairies

ITEM 2.	  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS


Liquidity and Capital Resources

As of June 30, 1996 the Company had approximately $570.000 cash and cash equivalents. Sales on a monthly basis are now above break even level. Management believes that the success being experienced with the Macroplastique product will continue to have an increasing effect on the monthly sales level, however, in the event sales do not increase, management believes that operating expenses can be reduced in order to limit excessive use of its cash resources without significantly impairing its ability to develop the Macroplastique Implant market, which obviously would be slowed under such circumstances.

There is currently no financing arrangement in place for Uroplasty's working capital needs, and the Company has no material unused sources of liquidity other than its cash reserves and its account receivable balances and inventory. There exits no material capital equipment purchase commitments nor are there any known material trends indicated for the Company's capital resources and the effects on them.

Management of the Company believes that there are financing opportunities available with potential corporate partners with vastly greater capital resources than itself where certain services or equipment relating to the sales and marketing of the Macroplastique products could be provided to the Company to assist in the acceleration of market penetration and increase sales. Management believes that the development of the market for Macroplastique in various sales territories outside the United States has progressed to the stage where such arrangements could provide significant advantages for Macroplastique over competing products at this time, and management is currently considering the cost benefit of exploiting these types of capital resources.


Results of Operations

The following is a discussion of the result of operations for the three months ended June 30, 1996 and 1995.

During the three months ended June 30, 1996, net revenue was $818,920, compared to $614,248 during the three months ended June 30, 1995. This increase of $204,672 (33 %) is the result of substantially higher sales of the Macroplastique Implant products. During the period Macroplastique sales were $687,735, compared to $462,947 same period last year; so an increase of $224,788 (49%). Sales of Macroplastique is now 84% of total sales.

The Company was successful in reducing both cost of revenue and selling, general and administrative expenses in 1996 by reducing its corporate structure and expanding its network of experienced distributors. These changes have had the effect of reducing per unit sales prices while at the same time increasing unit sales and market penetration. Management anticipates that the investments made in the distribution network will further continue to result in dollar and unit sales increases on a profitable basis.

For the three months ended June 30, 1996 a net income totaled of $51,198; this includes an exchange loss of $72,349. The operating income was $132,523, compared to an operating loss of $86,322 in the same period last year.

Management believes there will be upward pressure on selling, general and administrative expenses as efforts continue on increasing awareness and acceptance for Macroplastique Implants, and that alternative sources of financing other than cash generated by product sales will be necessary upon approval of an Investigational Devise Exemption application by the Food and Drug Administration.

The Company sells Macroplastique Implants and its related ancillary products plus two other implantable medical products: Bioplastique Implants for use in augmenting soft tissue in plastic surgery applications; and Chondroplast Implants, a bovine cartilage material implanted in plastic surgery applications. Management's current objectives are to focus on growth in sales and market penetration of the Macroplastique Implant line of products.

In June 1996 the Company obtained the Conformite Europeene (CE) mark approval on its Macroplastique and Bioplastique products.

UROPLASTY, INC, and Subsidiairies


PART II - OTHER INFORMATION



Except for the following none of the items contained in PART II of Form 10-QSB are applicable to the Company for the quarter ended June 30, 1996.



ITEM 5. OTHER INFORMATION

In August, 1996, the registrant sold 100,000 shares of its common stock at a price of $1.00 per share, to a European investor. Hence, the number of shares outstanding as of the date of this report was greater by 100,000 than at the end of the fiscal quarter.

UROPLASTY, INC, and Subsidiairies


SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UROPLASTY, INC

Dated:  September 30, 1996 	By /s/ DANIEL G. HOLMAN
                                   Daniel G. Holman
                                   Chairman, President and CEO
					                             	(Principal Executive and Financial Officer)