Form 10QSB
period 1996-09-30
UROPLASTY INC
filed 1996-11-12
CIK 890846

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1996

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3.632.525 on November 11, 1996

Transitional Small Business Disclosure Format
YES [ ]        NO [X]

PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC, and Subsidiairies

CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                    September 30,1996      March 31, 1996
                                    _________________      ______________

ASSETS
Current Assets
  Cash and cash equivalents             $    649,494       $    718,630
  Accounts receivable trade                  438,405            336,148
  Inventories                                392,264            256,655
  Prepaid expenses                           100,382             93,563
  Notes receivable                             7,904             22,595
                                           _________          _________
Total Current Assets                       1,588,449          1,427,591

Property, Plant and Equipment
  Property, plant and equipment              586,005            518,376
  Less accumulated depreciation
  and amortization                          (386,750)          (362,349)
                                           _________          _________
                                             199,255            156,027

Other assets
  Intangible assets, net of
  accumulated amortization                    89,861             88,768
                                           _________          _________
TOTAL ASSETS                            $  1,877,565       $  1,672,386


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
  Current maturities - long termt debt  $     88,103       $     49,139
  Accounts payable                           256,443            208,403
  Accrued liabilities
    Compensation and payroll taxes            51,105            110,093
    Other                                     54,351            132,962
                                           _________          _________
Total Current Liabilities                    450,002            500,597

Long Term Debt, less current maturities      423,216            437,847

Shareholders' deficit
  Common stock $.01 par value;
   Authorized 20,000,000 shares
   Issued and outstanding -
   3,602,525 shares                           36,025             34,725
  Capital in excess of par value           1,940,530          1,811,830
  Accumulated deficit                       (813,398)          (882,691)
  Cumulative translation adjustment         (153,810)          (224,922)
  Note receivable                             (5,000)            (5,000)
                                          __________         __________
Total Stockholders' Equity                 1,004,347            733,942

TOTAL LIABILITIES AND SHAREHOLDERS'       __________         __________
DEFICIT                                 $  1,877,565      $   1,672,386

Accompanying Notes are an integral part of these consolidated financial statements.



UROPLASTY, INC, and Subsidiairies

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                 Six months ended
                                                   September 30

                                                1996               1995
                                          __________         __________

Net revenue                             $  1,509,673       $  1,114,689
Cost of revenue                              340,063            363,223
                                          __________         __________
  Gross profit                             1,169,610            751,466

Selling, general and administrative        1,055,244          1,050,341
                                          ----------         ----------
  Operating gain                             114,366           (298,875)

Other income (expense)
  Interest income                                533                855
  Interest expense                           (18,711)           (22,963)
  Other                                       60,175                719
  Exchange gain (loss)                       (87,070)          (181,727)
                                          ----------         ----------
                                             (45,073)          (203,116)

Net income (loss)                       $     69,293       $   (501,991)
                                          ==========         ==========

Net income (loss) per common share              $.02              $(.05)



                                               Three months ended
                                                   September 30

                                                1996               1995
                                          __________         __________

Net revenue                             $    690,753       $    500.441
Cost of revenue                              162,762            176,485
                                          __________         __________
  Gross profit                               527,991            323,956

Selling, general and administrative          546,148            536,499
                                          ----------         ----------
  Operating gain                             (18,157)          (212,543)

Other income (expense)
  Interest income                                200             (1,693)
  Interest expense                            (9,402)           (10,297)
  Other                                       60,175                  0
  Exchange gain (loss)                       (14,721)          (162,003)
                                          ----------         ----------
                                              36,252           (173,993)

Net income (loss)                       $     18,095       $   (386,536)
                                          ==========         ==========

Accompanying Notes are an integral part of these consolidated financial statements.

UROPLASTY, INC, and Subsidiairies

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                    Six months ended
                                                      September 30

                                                1996               1995
                                          __________         __________

Net cash used in operating activities   $   (231,723)      $   (371,644)

Net cash used in investing activities        (77,549)           (23,269)

Cash flows from financing activities:
  Repayment of long-term debt                 (8,486)           (29,925)
  Proceeds from long-term obligation          32,819                  0
  Payments received on note receivable        14,691            120,320
  Net proceeds from issuance of stock        130,000                  0
                                          __________         __________
Net cash provided by financing activities    169,024             90,395

Effect of exchange rate changes on cash       71,112            (62,404)
                                          __________         __________

Net decrease in cash and cash equivalents    (69,136)          (366,922)


Cash and cash equivalents beginning
of period                                    718,630            427,790

Cash and cash equivalents end
of period                                $   649,494        $    60,868
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

The financial statements presented herein as of September 30, 1996 and for the three/six months ended September 30, 1996 and 1995 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

(2)  Subsequent Event

None.

UROPLASTY, INC, and Subsidiairies

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below is management's discussion and analysis of financial condition and results of operations for the six months and quarters ended September 30, 1996 and 1995.


Liquidity and Capital Resources

As of September 30, 1996 the Company had approximately $649,000 cash and cash equivalents. Sales on a monthly basis are around break even level.
Management believes that the success being experienced with the Macroplastique product will continue to have an increasing effect on the monthly sales level, however, in the event sales do not increase, management believes that operating expenses can be reduced in order to limit excessive use of its cash resources without significantly impairing its ability to develop the Macroplastique Implant market, which obviously would be slowed under such circumstances.

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


Results of Operations

During the six months ended September 30, 1996, net revenue was $1,509,673 compared to $1,114,689 during the six months ended September 30, 1995 and S690,753 respectively $500,441 for the three months ended September 30, 1996 and 1995. This increase of $394,984 (35%) for the six months ended and $190,312 (38%) for the three months ended is the result of substantially higher sales of the Macroplastique Implant products. During the six months period Macroplastique sales were $1,294,475, compared to $821,791 same period last year; so an increase of $472,684 (58%). Sales of Macroplastique is now 86% of total sales.

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

For the six months ended September 30, 1996 a net income totaled of $69,293; this includes an exchange loss of $87,070, respectively $18,095 net income and $14,721 exchange loss for the three months ended. The operating gain for the six months ended September 30, 1996 was $114,366, compared to $298,875 operating loss same period last year.

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

UROPLASTY, INC, and Subsidiairies


PART II - OTHER INFORMATION



Except for the following none of the items contained in PART II of Form 10-QSB are applicable to the Company for the quarter ended
September 30, 1996.



ITEM 5. OTHER INFORMATION

In August, 1996, the registrant sold 100,000 shares of its common stock at a price of $1.00 per share, to a European investor. In the same month another 30,000 shares at a price of $1.00 per share, were sold to a supplier in payment of an outstanding invoice of US$ 30,000. Hence, the number of shares outstanding as of September 30, 1996 was greater by 130,000 than at the end of last fiscal quarter.

UROPLASTY, INC, and Subsidiairies


SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UROPLASTY, INC

Dated:  November 11, 1996         By /s/ DANIEL G. HOLMAN
                                  Daniel G. Holman
                                  Chairman, President and CEO
                                 (Principal Executive and Financial Officer)