Form 10QSB
period 1996-12-31
UROPLASTY INC
filed 1997-02-12
CIK 890846

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        December 31, 1996

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3.632.525 on February 12, 1997

Transitional Small Business Disclosure Format
YES [ ]        NO [X]

PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC, and Subsidiairies

CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                     December 31,1996      March 31, 1996
                                    _________________      ______________

ASSETS
Current Assets
  Cash and cash equivalents             $    746,795       $    718,630
  Accounts receivable trade                  498,231            336,148
  Inventories                                377,227            256,655
  Prepaid expenses                            86,667             93,563
  Notes receivable                                               22,595
                                           _________          _________
Total Current Assets                       1,708,920          1,427,591

Property, Plant and Equipment
  Property, plant and equipment              556,868            518,376
  Less accumulated depreciation
  and amortization                          (402,737)          (362,349)
                                           _________          _________
                                             154,131            156,027

Other assets
  Intangible assets, net of
  accumulated amortization                    86,375             88,768
                                           _________          _________
TOTAL ASSETS                            $  1,949,426       $  1,672,386


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
  Current maturities - long termt debt  $     72,903       $     49,139
  Accounts payable                           195,778            208,403
  Accrued liabilities
    Compensation and payroll taxes            65,752            110,093
    Other                                     59,448            132,962
                                           _________          _________
Total Current Liabilities                    393,881            500,597

Long Term Debt, less current maturities      415,680            437,847

Shareholders' deficit
  Common stock $.01 par value;
   Authorized 20,000,000 shares
   Issued and outstanding -
   3,632,525 shares                           36,325             34,725
  Capital in excess of par value           1,955,230          1,811,830
  Accumulated deficit                       (722,377)          (882,691)
  Cumulative translation adjustment         (124,313)          (224,922)
  Note receivable                             (5,000)            (5,000)
                                          __________         __________
Total Stockholders' Equity                 1,139,865            733,942

TOTAL LIABILITIES AND SHAREHOLDERS'       __________         __________
DEFICIT                                 $  1,949,426      $   1,672,386

Accompanying Notes are an integral part of these consolidated financial statements.



UROPLASTY, INC, and Subsidiairies

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                Nine months ended
                                                   December 31

                                                1996               1995
                                          __________         __________

Net revenue                             $  2,415,923       $  1,667,941
Cost of revenue                              571,356            653,898
                                          __________         __________
  Gross profit                             1,844,567          1,014,043

Selling, general and administrative        1,605,020          1,510,280
                                          ----------         ----------
  Operating gain                             239,547           (496,237)

Other income (expense)
  Interest income                              1,592              6,664
  Interest expense                           (27,749)           (33,045)
  Gain on sale of assets                           0            497,015
  Other                                       60,175              9,473
  Exchange gain (loss)                      (113,251)          (168,783)
                                          ----------         ----------
                                             (79,233)           311,324

Net income (loss)                       $    160,314       $   (184,913)
                                          ==========         ==========

Net income (loss) per common share              $.05              $(.05)



                                               Three months ended
                                                   December 31

                                                1996               1995
                                          __________         __________

Net revenue                             $    906,250       $    553,252
Cost of revenue                              231,293            222,689
                                          __________         __________
  Gross profit                               674,957            330,563

Selling, general and administrative          549,776            527,922
                                          ----------         ----------
  Operating gain                             125,181          (197,359)

Other income (expense)
  Interest income                              1,059              5,808
  Interest expense                            (9,038)           (10,082)
  Gain on sale of assets                           0            497,015
  Other                                            0              8,754
  Exchange gain (loss)                       (26,181)            12,945
                                          ----------         ----------
                                             (34,160)           514,440

Net income (loss)                       $     91,021       $    317,081
                                          ==========         ==========

Accompanying Notes are an integral part of these consolidated financial statements.

UROPLASTY, INC, and Subsidiairies

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                   Nine months ended
                                                      December 31

                                                1996               1995
                                          __________         __________

Net cash used in operating activities   $   (190,509)      $   (434,505)

Net cash used in investing activities        (51,127)           448,944

Cash flows from financing activities:
  Repayment of long-term debt                (39,503)           (36,231)
  Proceeds from long-term obligation          41,100             15,000
  Payments received on note receivable        22,595            134,511
  Added note receivable                            0           (367,500)
  Net proceeds from issuance of stock        145,000            491,060
                                          __________         __________
Net cash provided by financing activities    169,192            236,840

Effect of exchange rate changes on cash      100,609            (61,227)
                                          __________         __________

Net decrease in cash and cash equivalents     28,165            190,052


Cash and cash equivalents beginning
of period                                    718,630            427,790

Cash and cash equivalents end
of period                                $   746,795        $   617,842
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

The financial statements presented herein as of December 31, 1996 and for the three/nine months ended December 31, 1996 and 1995 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

(2)  Subsequent Event

None.

UROPLASTY, INC, and Subsidiairies

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below is management's discussion and analysis of financial condition and results of operations for the nine months and quarters ended December 31, 1996 and 1995.


Liquidity and Capital Resources

As of December 31, 1996 the Company had approximately $746,000 cash and cash equivalents. Sales on a monthly basis are around break even level. Management believes that the success being experienced with the Macroplastique product will continue to have an increasing effect on the monthly sales level, however, in the event sales do not increase, management believes that operating expenses can be reduced in order to limit excessive use of its cash resources without significantly impairing its ability to develop the Macroplastique Implant market, which obviously would be slowed under such circumstances.

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


Results of Operations

During the nine months ended December 31, 1996, net revenue was $2,415,923 compared to $1,667,941 during the nine months ended December 31, 1995 and S906,250 respectively $553,252 for the three months ended December 31, 1996 and 1995. This increase of $747,982 (45%) for the nine months ended and $352,998 (64%) for the three months ended is the result of substantially higher sales of the Macroplastique Implant products. During the nine months period Macroplastique sales were $2,079,667, compared to $1,209,458 same period last year; so an increase of $870,209 (72%). Sales of Macroplastique is now 86% of total sales.

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

For the nine months ended December 31, 1996 a net income totaled of $160,314; this includes an exchange loss of $113,251, respectively $91,021 net income and $26,181 exchange loss for the three months ended. The operating gain for the nine months ended December 31, 1996 was $239,547, compared to $496,237 operating loss same period last year.

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

UROPLASTY, INC, and Subsidiairies


PART II - OTHER INFORMATION



Except for the following none of the items contained in PART II of Form 10-QSB are applicable to the Company for the quarter ended
December 31, 1996.



ITEM 5. OTHER INFORMATION

In August, 1996, the registrant sold 100,000 shares of its common stock at a price of $1.00 per share, to a European investor. In the same month another 30,000 shares at a price of $1.00 per share, were sold to a supplier in payment of an outstanding invoice of US$ 30,000. That same supplier exercised an option granted in 1995 to acquire 30,000 shares at $0.50 per share.
Hence, the number of shares outstanding as of December 31, 1996 was greater by 160,000 than at the beginning of the fiscal year.

UROPLASTY, INC, and Subsidiairies


SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UROPLASTY, INC

Dated:  February 12, 1997         By /s/ DANIEL G. HOLMAN
                                  Daniel G. Holman
                                  Chairman, President and CEO
                                 (Principal Executive and Financial Officer)