Form 10KSB
period 1997-03-31
UROPLASTY INC
filed 1997-06-24
CIK 890846

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-KSB

Annual Report Pursuant To Section 13 or 15(d) of the Securities
Exchange Act of 1934
for the fiscal year ended March 31, 1997.



                   UROPLASTY, INC.
(Name of Small Business Issuer in its Charter.)

    Minnesota, U.S.A.                  41-1719250
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

2718 Summer Street NE,
Minneapolis, Minnesota   55413
(Address of principal executive offices)

Issuer's telephone number, including area code:
(612) 378-1180

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, no par value
(Title of class)



     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year........$3,334,563....

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate I Rule 12b-2 of the Exchange Act.) $_not applicable_, as of June 24, 1997. However see Item 5, hereof.

Note:	If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non- affiliates on the basis of reasonable assumptions, if the assumptions are stated.


(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the Issuer filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

		YES [ ]        NO [ ]   Not subject to Exchange Act at time  [X]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,649,525 shares on June 24, 1997

DOCUMENTS INCORPORATED BY REFERENCE

     None of the type referenced.


Transitional Small Business Disclosure Format
YES [ ]        NO [X]






PART I



Introduction

         Uroplasty, Inc. is referred to in this Report as "Uroplasty" or the "Registrant".

Item 1.  Description of business:

         (a) Business development

         Uroplasty was incorporated on January 21, 1992, as a wholly-owned subsidiary of Bioplasty, Inc., which was a public reporting company at the time. In April 1993, Bioplasty, Inc. and Uroplasty, Inc. filed for protection from creditors under Chapter 11 of the Federal Bankruptcy Code in Federal District Court in Minneapolis, Minnesota. As of January 31, 1994 the Federal Bankruptcy Court confirmed the joint plan of reorganization of the two companies, pursuant to which all equity interest held by Bioplasty, Inc. in Uroplasty, Inc. was canceled and new shares of Uroplasty, Inc. were issued to creditors, claimants and new investors, who became the shareholders of Uroplasty, Inc.

         Effective January 1995, Bioplasty, Inc. transferred to Uroplasty, Inc. in a tax-free exchange all its remaining operating assets and liabilities, including the stock of the foreign subsidiaries, in satisfaction of obligations due Uroplasty, Inc. generated in the normal course of business subsequent to confirmation of the joint plan of reorganization of the two companies. At the time of the transfer of the remaining operating assets and liabilities, Uroplasty, Inc. and Bioplasty, Inc. had the same shareholders who owned stock in each company in the same percentage ownership.


         (b) Business of issuer.

         The business of Uroplasty, Inc. is the manufacture, distribution and sale of an injectable medical device implant used to treat certain forms of urinary incontinence.

         The following paragraphs provide information about specific aspects of the Registrant's business.

                  1.       Principal products or services and their markets.

                           The Registrant's urology business is currently
composed of a product called Macroplastique(R) Implants, an injectable medical device implant designed to treat certain forms of urinary incontinence in a minimally invasive procedure involving injection of the product material through a needle into the soft tissue at the bladder neck to act as a tissue bulking agent. Macroplastique also treats vesicoureteral reflux, a condition of backflow of urine from the bladder to the kidney, in a minimally invasive procedure. Uroplasty also sells certain other products ancillary to the Macroplastique injection procedure, such as needles, instrument lubricants and instruments for injection.

Macroplastique is subject to manufacturing and marketing regulation by governmental agencies, including the Food and Drug Administration ("FDA") in the United States, European Medical Device Directives within the European Community, as well as medical regulations in other foreign countries.

Macroplastique Implants contain particles of heat vulcanized polydimethylsiloxane (solid silicone) suspended in a biocompatible polyvinylpyrrolidone gel carrier solution. Macroplastique Implants are shelf-storable, sterile, injectable and chemically inert.

Patents covering the materials, process and applications have been issued to Uroplasty, Inc. by the United States, United Kingdom and German Patent and Trademark Offices. Applications are also currently pending in various other countries, including Canada, Asia and other European countries. In January 1996, Uroplasty, Inc. received a Certificate of Registration for quality system compliance with the requirements of ISO 9001 and EN46001. In June 1996, the company received a Certificate of Authorization for affixing the CE mark on Macroplastique Implants.

Uroplasty manufactures the particle component of the product in its Minneapolis, Minnesota facility, then ships the component to a contract manufacturer in the Netherlands for further processing, formulation, packaging and sterilization. New manufacturing capabilities have become necessary and Uroplasty expects to open its own manufacturing facility in the Netherlands in mid 1997. The agreement with the contract manufacturer was cancelled effective May 31, 1997.

Sales in the United States cannot commence until Investigational Device Exemption ("IDE") and subsequent Pre-Market Approval ("PMA")authorization for the Macroplastique Implants are received from the FDA. As of the date of this document Uroplasty had not submitted an IDE application to the FDA to request authority to commence human clinical studies in the United States.

Macroplastique sales continued to show substantial growth in fiscal 1997. The product is well accepted as a safe, cost-effective treatment for adult incontinence and reflux in children. The Company is continuing to explore other medical applications for Macroplastique, as well as new products for the treatment of female incontinence.

The Company will continue to work aggressively to support existing distribution, develop distribution in new markets and develop new and improved methods for the treatment of incontinence. Uroplasty is committed to providing high-quality, cost effective health care for the incontinence market.


                  2.       Distribution methods.

                           Uroplasty sells Macroplastique Implants and the
related ancillary products used in the injection procedure in countries outside the United States using a direct sales force of four persons in the United Kingdom and three persons in the Netherlands, and through a network of about twenty distributors in other countries, primarily in Europe.


                  3. Status of any publicly announced new product or service.

                           Other than Macroplastique and items ancillary to
the urological application of the device, Uroplasty has not introduced any new products in the urology market.

                           However, management believes other medical
applications for the augmentation of soft tissue using the Macroplastique material as a bulking agent potentially exist and may warrant future investigational research and development by the Registrant to evaluate commercial viability. As an example, management has recently begun considering use of the material for use in repairing the function of damaged vocal cords. Uroplasty is actively working to develop new products in the field of urinary incontinence (see item 10 Research and development).


                  4.       Competition.

                           There are no reliable statistics on the number
of patients treated for urinary incontinence. What can be inferred from the very large patient population and adult diaper market is that the vast majority of people suffering from incontinence are either not treated or not treated effectively. Due to the very large potential market size, the treatment of incontinence attracts many competing products and technologies.

                           Still by far the most common strategy for
afflicted individuals is mere maintenance or management of their incontinence. Since it is estimated that vast numbers of patients have not seen a physician to specifically address their conditions, the methods of maintenance tend to be lower technology in nature, i.e., disposable and reusable diapers and pads. Larger companies like Proctor and Gamble, Inc. have entered the adult diaper market and are bringing increasing numbers of patients towards these manufactured products away from "homemade" aids, and through their mass advertising increasing public consciousness about urinary incontinence.

                           It has also been estimated that a significant
percentage of all sanitary napkin sales are in fact the result of the products being used to manage urinary incontinence.

                           It is the Company's position that the treatment
of stress urinary incontinence should proceed from the least invasive to the most invasive therapy. Thus, if a patient can benefit from non-invasive procedures such as pessaries, or pelvic floor exercises and biofeedback training to strengthen the pelvic floor muscles, this should be attempted first. Weighted vaginal cones are available to enhance these exercises. Pharmacologic therapies can beneficially affect the patient by restoring a more youthful muscle tone and mucosal bladder lining.

Urethral inserts are used to block or obstruct the bladder neck and urethra, therby stopping or slowing the flow of urine. Potential adverse side effects of these devices include urinary tract infection, pain, and tissue reactions and dilation of the urthra over time.

                           The gyneacologist is usually the first point of
contact for the patient with primary urinary stress incontinence. Patients with complex secondary incontinence following failed surgical intervention are more often seen by the urologist, these patients are usually treated with various procedures designed to reposition the uro-genital organs thus restoring urinary continence. These procedures are generally surgically invasive, complex and costly and are associated with a higher complication rate for the patient.

Macroplastique is also designed to be implanted at the ureteral orifice which which may result in sufficient occlusive pressure to eliminate vesicoureteral reflux, primarily a pediatric condition tradionally treated with antibiotic therapy or surgery. Vesicoureteral reflux refers to the reflux of urine from the bladder into the ureter or the renal pelvis under static conditions or during voiding. It is due to an incompetent ureteric closing mechanism caused by a congenital malformation or as a result of other sisease processes. Macroplastique is a simple outpatient, endoscopic procedure which does not preclude further surgery and therefore can be the ideal first line treatment in the management of vesicoureteral reflux.

Although the market is not nearly as large as that for urinary incontinence, its impact is great due to the threat of permanent renal damage if left untreated. The only other injectable product competitor for Macroplastique in the treatment of this disease is a Teflon(TM) based paste, which is available in Europe.

                           Competition in the sale of urological medical
devices and products is intense. However, due to the less invasive and cost effective nature of injectable soft tissue bulking agents for the treatment of certain forms of incontinence, and vesicoureteral reflux, management believes significantly increased market penetration of Macroplastique is possible. The current determining factor of competition in regards to injectable incontinence materials is product performance and price.

                           There are currently two injectable soft tissue
bulking agent products that compete directly with Macroplastique for urinary incontinence, both of which are supplied by companies with considerably larger financial and other resources than Uroplasty. These products are Urethrin(R), manufactured by Mentor, Inc. and Contigen(R), manufactured by Collagen Corp., which is available for sale in both the United States and in foreign markets. Management believes that other devices produced by other companies will be made available for treating urinary incontinence by means of soft tissue injection therapy in the relatively near future. Management believes other soft tissue bulking agent products will eventually enter the market to compete with currently used products and that competition will continue to intensify.

                  5.       Raw materials.

                           Macroplastique Implants are composed of particles
of heat vulcanized polydimethylsiloxane (solid silicone) suspended in a biocompatible polyvinylpyrrolidone gel carrier solution. The Registrant has one sole source of supply for the PVP and silicone material used in Macroplastique, but a limited number of other suppliers of silicone and PVP exist and management believes those suppliers would likely supply it with materials if existing suppliers discontinued shipments. The Registrant has not experienced any shortage of either silicone or PVP; however, no assurance can be made that shortages of these or other materials will not be experienced in the future.

                  6.       Dependence on one or a few major customers.

                           Approximately 14% of the Registrant's total sales
during the fiscal year period ended March 31, 1997 were made to ABS, the distributor covering France. ABS holds 100,000 shares of Uroplasty common stock.

                  7. Patents, trademarks, licenses, franchises, concessions, royalty agreements, and labor contracts.

                           Multiple patents covering the Macroplastique
Implants material, process and applications have been issued to Uroplasty, Inc. by the United States, United Kingdom and German Patent and Trademark Offices, and applications are also currently pending in various other countries, including Canada, certain Asian countries and other European countries.

                           Although Uroplasty intends to pursue additional
patents and vigorously defend issued patents, management believes that its success as a business will depend primarily upon its development and marketing skills, and the quality and economic value of its products, rather than on its ability to obtain and defend patents.

                           The Registrant has a royalty agreement with three
individuals, two of whom are former officers and directors. Under such agreement, the Registrant pays royalties, in the aggregate, of three to five percent of net sales of Macroplastique. The royalties payable under this agreement will continue for the longer of the term of the patent, which was issued on November 2, 1993, or ten years from November, 1993, the date of the royalty agreement.

                           The Registrant has a royalty agreement with
Collagen Corp. pursuant to which a royalty of 5% of net sales of certain products in the United States is payable, with a minimum of $50,000 per year.

                  8. Government approval of principal products or services.

                           The Registrant needs authorization from the U.S.
Food and Drug Administration ("FDA") before it can sell its products in the United States.

                           The Registrant's products are also subject to the
rules and jurisdiction of other foreign countries in which it sells its products. In June 1996, the Registrant received its CE Mark on Macroplastique. This has the effect of granting authorization to sell the product in the countries belonging to the European Community, which currently are the primary countries in which the Registrant sells its products. In addition, the Registrant is subject to the rules and regulations of other countries not belonging to the EC where it may also sell its products. The Registrant is subject to periodic review by its "notified body" to maintain the CE Mark on Macroplastique.


                  9. Effect of existing or probable governmental regulations on the business.

                           The Registrant's business is subject to laws
governing medical devices (CE-Mark) in the European Community and in most other countries where the Registrant does business (See section 8 Government approval of principle products or services). The Registrant's products are also subject to reimbursement issues in most countries with a national health care system. No portion of the Registrants business is subject to renegotiations of profits or termination of contracts at the election of the government.


                  10.      Research and development.

                           The Registrant has an active Research and
Development program. The Registrant is continally working on new methods and devices for the implantation of Macroplastique and on new applications for this material. The Registrant is also working to develop new products in the field of incontinence. Expenditures for research and development totaled $611,000 and $387,000 for the fiscal years ended March 31, 1997, and March 31, 1996, respectively. None of these costs were borne directly by customers.


                  11. Costs and effects of compliance with environmental laws.

                           Compliance by the Registrant with applicable
environmental requirements has not during its fiscal years ended
March 31, 1997 and 1996 had a material effect upon the capital expenditures, earnings or competitive position of the Registrant, and is not expected to have a material effect during fiscal year 1998.

                  12.      Employees.

                           As of March 31, 1997, the Registrant had
twenty-five employees, of which twenty-two on a full time basis. None of such employees has a collective bargaining agreement with the Registrant.

Item 2.  Description of Property:

         Uroplasty and its subsidiaries do not own any real estate. Uroplasty and its subsidiaries lease office, warehouse and production space at 2718 Summer Street NE, Minneapolis Minnesota 55413-2820, USA, and office and warehouse space at Hertogsingel 54, 6214 AE Maastricht, The Netherlands, and at Unit 3, Woodside business Park, Whitley Wood Lane, Reading, Berkshire
RG2 8LW, United Kingdom. Additionally, Uroplasty BV utilizes contract manufacturing services and rents office space from an unrelated third party contract manufacturer in Nijmegen, The Netherlands. Subsequent to May 31, 1997 the Registrant will lease and set up its own manufacturing facility in the Netherlands in an attempt to increase manufacturing capacity and reduce costs. The Registrant considers its future facilities will be adequate for its foreseeable needs.


Item 3. Legal proceedings.

         (a) The Registrant is not, as of the date hereof, a party to any material pending legal proceedings, nor is its property the subject of any such proceedings.

         (b) The Registrant is not, as of the date hereof, aware of any material proceeding contemplated by a governmental authority.


Item 4. Submission of matters to a vote of security holders.

          No matter was submitted to a vote of the Registrant's security holders during its fourth fiscal quarter ended March 31, 1997.



PART II


Item 5. Market price for common equity and related stockholder matters.

         (a) Market information.

As of the date hereof, there is no public trading market for the Registrant's common stock.

Although one broker dealer published bid and ask quotations for the Registrant's common stock on an irregular basis during the period March through June, 1997, the Registrant is not aware of any shares that were either purchased or sold through such broker dealer. The Registrant will continue to encourage broker dealers to trade its stock. Since the Registrant's shares are "designated securities", broker dealers are not as willing to make a market as they might otherwise be.

         (b) Holders.

As of June 24, 1997, the Registrant had approximately 400 shareholders.

         (c) Dividends.

No cash or non cash dividends have been paid.

         (d) Recent sales of unregistered securities.

Since April 1, 1994, the Registrant has sold securities in the amounts, at the times and for the consideration listed below.

  May 1994   Shares sold in private placement        472,000     $ 236,000(1)
               transaction

 Aug. 1995   Shares issued pursuant to Option Plan    10,000     $   5,000(2)

 Dec. 1995   Shares sold in private placement      1,000,000     $ 500,000(1)
               transaction

 Aug. 1996   Shares sold in private placement        100,000     $ 100,000(1)
               transaction

 Sep. 1996   Shares sold in private placement
               transaction                            30,000     $  30,000(1)

 Oct. 1996   Conversion of note payable               30,000     $  15,000(4)

 Feb. 1997   Shares issued pursuant to Option Plan    17,000     $   8,500(3)



Notes to the Stock Issuance table:


      (1) Securities sold in private sale transactions and exempt from registration under the Securities Act of 1933, as amended, by virtue of the provisions of Section 4 (2) thereof, in that such sales were made to a limited number of individuals for investment purposes only.

      (2) Securities issued pursuant to acceptance by the Registrant of a note receivable to exercise stock option of retiring employee.

      (3)      Securities issued pursuant to the exercise of stock options.

      (4)      Securities issued pursuant to conversion of note payable.



There were no underwriters involved and no underwriting discounts or commissions paid by the Registrant as part of any such transactions.
All securities transactions listed for this Item 5(d) were made in reliance upon the exemptions from registration provided by Rule 504 under
Section 3(b) and by Section 4(2) of the Securities Act of 1933, as amended (in that sales were made for an aggregate of less than $1,000,000 in any 12 month period to a small number of persons, many of whom were accredited investors, and all of whom were considered sophisticated and were required to purchase for investment purposes only, and each of the instruments recited that they were issued for investment purposes only).


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations:

         Liquidity and Capital Resources.

         Uroplasty and its wholly-owned subsidiaries' capital resources are derived from existing sales of the Company's products. As of March 31, 1997, the Company had approximately $815,000 in cash and cash equivalents. Management believes the success being experienced with Macroplastique will continue to have an increasing effect on the monthly sales level, however, in the event sales do not increase, management believes that operating expenses can be reduced in order to limit the use of its cash resources without significantly impairing its ability to develop the Macroplastique Implant market, which obviously would be slowed under such circumstances.


         There is currently no financing arrangement in place for Uroplasty's working capital needs, and the Registrant has no material unused sources of liquidity other than its cash reserves and its accounts receivable balances and inventory. The company is establishing a new manufacturing facility in the Netherlands. Management's intention is to finance its capital equipment needs with lease financing.

         Management believes there are equity financing opportunities available from a number of sources. Management believes the development of the market for Macroplastique in various sales territories outside the United States and the completion of an IDE and subsequent PMA for introduction of Macroplastique into the US market would proceed more rapidly with an increase in capital. The Company is currently considering the cost benefit of new equity financing.

         Financing other than cash generated by product sales will be necessary to pursue an Investigational Device Exemption (IDE) application and Premarket Approval Application (PMA) for Macroplastique with the United States Food and Drug Administration (FDA).


         Results of Operations.

         This discussion of results of operations is based on the financial information and history of the company set forth in the financial statements in Part F/S and in Items 2 and 15 hereof. The following is a discussion of the results of operations for the twelve months ended
March 31, 1997 and 1996.

         The total net sales increased for the twelve months ended
March 31, 1997 from $2,297,166 to $3,334,563, a 45% increase. This increase is primarily attributed to Sales of Macroplastique , which increased 72% from $1,690,517 in fiscal 1996 to $2,899,282 for fiscal 1997. The sales growth resulted from increased market penetration by existing distribution outlets.

         It is expected that Macroplastique sales will continue to grow through further market penetration by existing distribution outlets, expansion of its distribution network and the introduction of innovations in Macroplastique implantation for fiscal 1998.

         There were moderate increases in the operating expenses in fiscal 1997, caused by increased sales and marketing efforts and research and development projects. Selling and marketing costs increased from $866,000 in fiscal 1996 to $908,000 in fiscal 1997. Research and development expenses increased from $390,000 in fiscal 1996 to $611,000 in fiscal 1997, an increase of 57 percent. General and administrative costs were reduced from $768,000 in fiscal 1996 to $685,000 in fiscal 1997 as a result of reorganization efforts.

         Management believes there will be upward pressure on selling, general and administrative expenses as efforts continue to increase awareness and acceptance of Macroplastique. Additionally, management anticipates increased funds for research and development projects for fiscal 1998.

         The Registrant sells Macroplastique and its related ancillary products, and Bioplastique(TM)Implants for use in augmenting other soft tissues. Management's current objectives are to focus on growth in sales and market penetration of the Macroplastique Implant line for incontinence and Vesicoureteric reflux treatment.


Item 7.  Financial Statements.


         The Registrant has provided audited consolidated balance sheets as of March 31, 1997, and 1996, and audited consolidated statements of operations, cash flows and stockholders' equity for the fiscal years ended March 31, 1997, and 1996.

         The following Financial Statements have been included at the end of this Registration Statement:

         Uroplasty, Inc. and Subsidiaries Consolidated Balance Sheets as of
                  March 31, 1997, and 1996.

         Uroplasty, Inc. and Subsidiaries Consolidated Statement of Operations for the years ended March 31, 1997 and 1996.

         Uroplasty, Inc. and Subsidiaries Consolidated Statements of
                  Shareholders' Equity for the years ended March 31, 1997 and 1996.

         Uroplasty, Inc. and Subsidiaries Consolidated Statements of Cash
                  Flows for the years ended March 31, 1997 and 1996.

         Uroplasty, Inc. and Subsidiaries Notes to Consolidated Financial
                  Statements.

         Independent Auditors' Report re: Uroplasty, Inc. and Subsidiaries
                  Consolidated financial statements.

         Financial schedules of the Registrant have been omitted because they are not required or not applicable or because the required information is shown in the Financial Statements or Notes thereto.


Item 8.  Changes in and disagreements with accountants.

         During the most recent two fiscal years, the Registrant's independent accountant did not resign and was not dismissed, and there were no disagreements with such accountant regarding accounting and financial disclosure matters of the type required to be reported herein.


PART III


Item 9. Directors, executive officers, promoters, and control persons; Compliance with Section 16(a) of the Exchange Act.

         (a)      Directors and Executive Officers.

         Uroplasty's Directors and Executive Officers as of March 31, 1997, the last day of its 1997 fiscal year were as follows:

      Name                         Age       Position
      ----                         ---       --------
      Daniel G. Holman              51       Chairman, President, CEO
      Joel R. Pitlor                58       Director
      R. Patrick Maxwell            52       Director
      Susan Hartjes-Doherty         43       Vice President of Operations and
                                             Regulatory Affairs
      Germain E. Willem             50       Vice President of Sales and
                                             Marketing
      Chris Harris                  38       Vice President of Corporate
                                             Development



         Mr. Holman and Mr. Pitlor have served as directors of Uroplasty, Inc. since February 1994, and Mr. Maxwell has served as a director since
April, 1994.

         The business experience of each director and officer follows:

         Daniel G. Holman has served as Chairman of the Board, President and Chief Executive Officer of Uroplasty since February 1994.

         Mr. Holman served Bioplasty as its Executive Vice President from 1973 to 1985, its President from 1985 to 1987, and Secretary from 1986 to March, 1992. Mr. Holman has served as Chairman of the Bioplasty Board since March, 1992, and President and CEO since February 22, 1993. Mr. Holman served as Chairman of the Board and Chief Executive Officer of Bio-Vascular, Inc. from June, 1988, to September, 1991, served as director of Genetic Laboratories Wound Care, Inc. from January, 1988 until April 1993, and as Vice
President from January 1988 through January 19, 1993.

         Mr. Holman holds a Bachelor of Arts degree from the University of Minnesota.

         Joel R. Pitlor has been a director since February 1994. Mr. Pitlor served as a director of Bioplasty from January, 1989 until May 1996. For over sixteen years, he has been the owner and manager of a management consulting firm. He previously served as Director of HTC, Inc., and Julius Koch USA, Inc., privately held firms, and Mountain High, Inc., United Medical, Inc.
and Bio-Vascular, Inc., which are publicly held. Mr. Pitlor is presently a Director of Precision Optics Corporation, which is publicly-held.
Mr. Pitlor holds a Bachelor of Science degree from MIT and serves as Personal Advisor to several CEOs.

         R. Patrick Maxwell was appointed a Director of Uroplasty in April 1994. Mr. Maxwell has been an attorney since 1969 and an Officer/Director and owner of Templeton and Associates, a legal personnel temporary employment firm based in Minneapolis, Minnesota, since 1983. Mr. Maxwell also holds ownership and board positions in various other private company ventures.

         Susan Hartjes-Doherty joined Bioplasty, Inc. in September 1991 as Director of Operations and was appointed the officer position of Vice President of Operations in April 1993. Prior to commencement of her employment with the companies, Ms. Doherty was Director of Operations at Bio-Vascular, Inc. in St. Paul, Minnesota from November 1989 to September 1991. Prior to that time, she served at various other pharmaceutical and medical device companies in management-oriented positions in production, quality assurance and research.

         Ms. Doherty has Bachelor of Science degrees in Microbiology and BioMedical Science from the University of Minnesota, and has done post-graduate work in biological science. Ms. Doherty is a Certified Quality Auditor and a senior member of the American Society for Quality Control and served several years on its Executive Committee and a member of the American Society of Microbiology, Minnesota Inner Laboratory Microbiology Association, and the Henrici Society for Microbiologists. She has served on several national and international standards committees.

         Mr. Willem joined Uroplasty in November 1994 as a Director of International Sales and Marketing and was appointed the officer position of Vice President of Sales and Marketing in January 1997. With more than 20 years of experience in sales and marketing of medical devices, Mr. Willem has launched the direct operations of several internationally active medical companies. After opening the Dutch subsidiary of a leading French manufacturer of medical devices, he spent the following two years at the company's headquarters in Paris. In 1986, Mr. Willem launched the first direct operation on the European continent for AMS, a subsidiary of Pfizer Product Group.

Mr. Willem has a degree in engineering from the 'Industriele Hogeschool West Vlaanderen' in Belgium. He has been active in standarisation organisations for medical devices both in Belgium and The Netherlands.

         Mr. Harris joined Bioplasty in October 1989 as Area Sales Manager in the United Kingdom. Since September 1994, Mr. Harris acts as the Managing Director of the subsidiary in the United Kingdom. In February 1996,
Mr. Harris was appointed as Director of Corporate Development and in January 1997 he was appointed as an officer of Uroplasty in the capacity of Vice President of Corporate Development.

Mr. Harris is a qualified nurse, certified by the United Kingdom Central Council for Nursing, Midwifery and Health Visiting. Post basic training was practiced in general surgery nursing for two years and for nine years prior to joining Bioplasty, Mr. Harris specialized in operating department nursing covering general surgery, orthopedics, opthalmics, gynecology and ear, nose and throat surgery.



         (b)      Significant Employees.                     Not applicable.

         (c)      Family Relationships.

                  There are no family relationships between or among any of Uroplasty's directors and officers.

         (d)      Involvement in Certain Legal Proceedings.  Not applicable.

         (e)      Compliance with Section 16(a) of the Exchange Act.

                  Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers ("NASD"). Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

                  Based upon a review of Form 3,4 and 5 filings made by the Company's officers and directors during the fiscal year ended March 31, 1997 under Section 16(a) of the Exchange Act, the Company believes that:
(i)Germain E. Willem, Vice President of Sales and Marketing, failed to timely file the initial report of ownership on Form 3; (ii) Chris Harris, Vice President of Corporate Development, failed to timely file the initial report of ownership on Form 3. All such report will now be filed. Except as set forth herein, the Company believes that its current officers and directors have made all requisite filings under Section 16(a) of the '34 Act on a timely basis.


Item 10.  Executive Compensation:

         (a)      General.

         (b)      Summary Compensation Table.

         The following table sets forth, in summary form, (1) the compensation paid for the years shown in the table, to Daniel G. Holman, the Registrant's Chairman and CEO; (2) the stock options and stock appreciation rights granted to such individual for the years shown; and (3) long-term payouts and other compensation for the years shown:

                           Summary Compensation Table

                                                                       Long Term Compensation (1)
                                                                       --------------------------
                            Annual Compensation                                Awards
- -------------------------------------------------------------------    -----------------------
      (a)             (b)         (c)        (d)            (e)           (f)            (g)


                                                           Other                     Securities
Name                                                       Annual      Restricted      Under-
and                                                        Compen-       Stock         lying
Principal                                                  sation        Awards        Options
Position              Year     Salary($)    Bonus($)         ($)          ($)          SARs(#)
- --------              ----     ---------    --------       ------       -------        -------
Daniel G. Holman      1997      154,162          --         28,818          --               0
CEO                   1996      146,534          --         18,016          --          15,000
                      1995      160,961          --         14,000          --          15,000


All Executive Officers
 For Fiscal Year 1997:
 (Four Persons)                        421,820


(1) There were no payouts under a "long-term incentive plan" (called "LTIP") for the years shown, nor was any other form of compensation paid or awarded (hence, columns (h) and (i) of the table are omitted).



         (c)      Option/SAR Grants Table.

                                                                                         Aggregated
                 Option Grants in Fiscal Year Ended March 31, 1997                 Unexercised Options (1)
- --------------------------------------------------------------------------------   -----------------------
      (a)            (b)               (c)              (d)           (e)

                  Number of         Percent of
                  Securities        Total Op-
                  Underlying        tions/SARS                                         Total No. Of
                  Options           Granted to      Exercise or                    Securities Underlying
                  /SARS             Employees in    Base Price     Expiration       Unexercised Options
Name              Granted(#)        Fiscal Year      ($/Share)        Date            /SARs at 3/31/96
- ----              ----------        -----------      ---------        ----            ----------------



         (1) During the fiscal year ended March 31, 1997, no options were exercised. Registrant does not consider any of the outstanding options to be "in the money."

         (2) No options were granted to any of the officers or directors during the fiscal year ended March 31, 1997.

         Uroplasty, Inc. established an Incentive Stock Option Plan for the benefit of all employees in May 1995. Options to purchase common stock are granted to employees by the board of directors based on performance. Currently no formal performance criteria have been established for the determination of the number of options to be granted to employees. The plan allows for the granting of options to purchase 350,000 shares of stock. At March 31, 1997 there were approximately 223,200 options granted and outstanding under the plan. Options are granted with exercise prices equal to or greater than the fair market value of the stock at the time of the grant. At March 31, 1997 all options have been granted at either $.50 or $.55 or $1.00 per share.

         (d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

         No options were exercised by any of the officers or directors during the fiscal year ended March 31, 1997.

There was no public trading market in the Registrant's Common Stock at March 31, 1997. See subparagraph (c) above as to the total number of securities underlying unexercised options as of March 31, 1997.

         (e)      Long Term Incentive Plan Awards Table.

         None.

         (f)      Compensation of Directors.

         Mr. Pitlor receives $2,000 per month consulting fee from the Registrant under a month to month agreement. Additionally, non employee board members who do not receive any other form of compensation from the Registrant receive $500 per board meeting attended. Other than these arrangements, there currently exists no compensation plans for the benefit of Uroplasty, Inc. Board of Director members.

         (g) Employment Contracts and Termination of Employment and Change in Control Arrangements.

                  Not applicable.

         (h)      Report on Repricing of Options/SARs.

                  Not applicable.


Item 11. Security Ownership of Certain Beneficial Owners and Management:

         (a)      Security Ownership of Certain Beneficial Owners.

                  At March 31, 1997, Uroplasty had 3,649,525 shares of common stock outstanding and had granted options to employees and directors to purchase 223,200 additional shares of Uroplasty's common stock.

                  The following table sets forth the number of shares of Uroplasty's Common Stock beneficially owned, as of March 31, 1997, by each person known to Uroplasty to be the beneficial owner of more than five percent of Uroplasty's common stock:

Name and Address of                 Number of Shares
Beneficial Owner                    Beneficially Owned (1)  Percent of Class

Bruce P. Mindich                          1,100,000               30.1%
555 White Plains Road
Tarrytown, NY  10591

Bioplasty Product Claimants'                640,000               17.5% (2)
  Trust
c/o Linquist & Vennum
4200 IDS Center
80 South Eighth Street
Minneapolis, MN  55402

Daniel G. Holman                            267,981                7.3% (3)
2718 Summer Street NE
Minneapolis, MN  55413

Arthur A. Beisang and Shirley F. Beisang    227,988                6.2%
5009 Lake Avenue, Unit 304
White Bear Lake, MN 55110

Continental Intervest                       200,000                5.5%
630 West 34th Street, Suite 200
Austin, TX  78205

                  (1) To the Registrant's knowledge, the persons named have both voting and investment power over the shares listed, except as indicated in note (2).

                  (2) To the Registrant's knowledge, (a) the duration of this Trust is indefinite until its assets are distributed, (b) the names and addresses of the voting trustees at this time are Charles Zimmerman, c/o Zimmerman, Reed, 5200 Norwest Center, Minneapolis, MN 55402; Sybil Goldrich, same address as the Trust; and F.G. "Bud" Hamilton, same address as the Trust; and (c) shares of the Registrant's Common Stock are voted according to the discretion and judgment of the Trustees. The Registrant does not have a copy of the trust document, and does not know to what extent the trustees have investment power over the shares.

                  (3) Includes 45,000 shares held under options to buy common stock.

         (b) Security Ownership of Management.

                  The following table sets forth the number of shares, as of March 31, 1997, of Uroplasty Common Stock beneficially owned by each director, each executive officer of the Registrant who is named in Item 10(b) above, and by all directors and executive officers as a group:

Name and Address                     Number of Shares
of Beneficial Owners                 Beneficially Owned      Percent of Class

Daniel G. Holman                           267,981                 7.3%(1)
2718 Summer St. N.E.
Minneapolis, MN 55413

Joel R. Pitlor                             134,723                 3.7%(2)
19 Chalk Street
Cambridge, MA 02139

R. Patrick Maxwell                          15,307                 0.4%(2)
Templeton & Associates
10 South Fifth Street, Suite 990
Minneapolis, MN 55402


Directors and Executive                    555,641                 15.2%(3)(4)
  Officers as a Group (6 persons)

      (1) Includes 45,000 shares held under options to purchase Common Stock.

      (2) Includes 15,000 shares held under options to purchase Common Stock.

      (3) Includes 132,000 shares held under options to purchase Common Stock.

      (4) To the Registrant's knowledge, the persons named have both voting and investment power over the shares listed.


         (c)      Changes in Control.

         The Registrant is not aware of any arrangements which may result in a change in control of the Registrant.

Item 12. Certain Relationships and Related Transactions:

         (a)      Transactions with Management and Others.

         The Registrant has a royalty agreement with three individuals, namely Arthur A. Beisang, Jr., Robert A. Ersek, M.D., and Arthur A. Beisang, III, M.D. Mr. Beisang and Dr. Ersek are former officers and directors of the Registrant (See Item 1(b)7, above). Mr. Beisang and Dr. Ersek each hold more than 5% of the Registrant's outstanding stock. The aggregate amount of royalty payments made by the Registrant to the three individuals during the past two fiscal years were as follows.

         Fiscal Year ended 3/31/97      Uroplasty, Inc.           $102,847
                                                                   =======

         Fiscal Year ended 3/31/96      Bioplasty, Inc.            $ 1,000
                                        Uroplasty, Inc.             64,695
                                                                   -------
                                        Total                      $65,695
                                                                   =======

         (b)      Certain Business Relationships.

                  Not applicable.

         (c)      Parents of Registrant.

                  Not applicable.

         (d)      Transactions with Promoters.

                  Not applicable.


Item 13.  Exhibits and report on Form 8-K.

         (a)      Exhibits incorporated by reference (Rule 12b-23).
The following Exhibits are incorporated by reference to the Registrant's Registration Statement on Form 10SB, filed July 10, 1996:


Number   Description

2.1 First Amended Joint Plan of Reorganization (Modified), of the Registrant, dated January 31, 1994. (Filed as Exhibit 8.1 to Form
         10SB)

3.1 Articles of Incorporation of Uroplasty, Inc. (Filed as Exhibit 2.1 to Form 10SB)

3.2      Bylaws of Uroplasty, Inc. (Filed as Exhibit 2.2 to Form 10SB)

4.1 Form of Stock Certificate of the Registrant, representing shares of the Registrant's common stock. (Filed as Exhibit 3.1 to Form 10SB)

10.1     Settlement Agreement and Release dated November 30,
         1993 by and between Bioplasty, Inc., Bio-Manufacturing,
         Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A.
         Beisang, III, MD and Robert A. Ersek, MD.
         (Filed as Exhibit 6.1 to Form 10SB)

10.2 Purchase and Sale Agreement dated December 1, 1995 by and among Bio-Vascular, Inc., Bioplasty, Inc. and Uroplasty, Inc. (Filed as Exhibit 6.2 to Form 10SB)

10.3     License Agreement dated December 1, 1995 by and among
         Bio-Vascular, Inc. and Uroplasty, Inc. (Filed as Exhibit 6.3 to Form
         10SB)

10.4     Lease Agreement dated January 10, 1995 between Summer
         Business Center Partnership and Uroplasty, Inc. (Filed as Exhibit
         6.4 to Form 10SB)

10.5     Unsecured $640,000 Promissory Note dated March 30,
         1994 by and between Bioplasty, Inc., Uroplasty, Inc. and
         Bioplasty Product Claimants' Trust. (Filed as Exhibit 6.5 to Form
         10SB)

10.6 Agreement and Satisfaction dated January 30, 1995 by and between Bioplasty Product Claimants' Trust and Bioplasty, Inc. (Filed as
         Exhibit 6.6 to Form 10SB)

10.7     Asset Sale and Satisfaction of Debt Agreement dated
         June 23, 1995 by and between Bioplasty, Inc. and
         Uroplasty, Inc. (Filed as Exhibit 6.7 to Form 10SB)

10.8     Executory Contract Assumption Stipulation dated
         December 28, 1993 by and between Bioplasty, Inc.,
         Uroplasty, Inc. and Collagen Corporation. (Filed as Exhibit 6.8 to Form 10SB)

10.9     Settlement and License Agreement dated July 23,
         1992 by and between Collagen Corporation, Bioplasty,
         Inc. and Uroplasty, Inc. (Filed as Exhibit 6.9 to Form 10SB)


         (b)      The following exhibits are filed as part of this report:

21.1     Subsidiaries of the Registrant

27.1     Financial Data Schedule






                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UROPLASTY, INC.

Dated:     June 24, 1997                   By /s/ DANIEL G. HOLMAN
                                              Daniel G. Holman
                                              Chairman, President and CEO


         In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Name                 Title/Capacity                          Date

/s/ DANIEL G. HOLMAN    President, Chief Executive Officer      June 24, 1997
Daniel G. Holman        Chief Financial Officer,
                        Director (Principal Executive Officer,
                        Principal Financial Officer, Principal
                        Accounting Officer)

/s/ JOEL R. PITLOR      Director                                June 24, 1997
Joel R. Pitlor

/s/ R. PATRICK MAXWELL  Director                                June 24, 1997
R. Patrick Maxwell







                UROPLASTY, INC. and Subsidiaries

                Consolidated Financial Statements

                   March 31, 1997 and 1996



CONSOLIDATED BALANCE SHEETS
March 31, 1997 and 1996



                                              1997               1996
                                    _________________      ______________

ASSETS
Current Assets
  Cash and cash equivalents             $    814,603       $    718,630
  Accounts receivable trade, less allowance
  for doubtful accounts of $124,000 in 1997
  and $144,000 in 1996                       502,744            336,148
  Inventories                                387,373            256,655
  Prepaid expenses                           105,625             93,563
  Notes receivable                                 0             22,595
                                           _________          _________
Total Current Assets                       1,810,345          1,427,591
                                           ---------          ---------

Property, plant and equipment                241,075            200,799
  Less accumulated depreciation
  and amortization                            92,745             44,772
                                           _________          _________
                                             148,330            156,027
                                           ---------          ---------
Intangible assets, net of accumulated
  amortization of $44,500 in 1997 and
  $28,500 in 1996                             80,030             88,768
                                           _________          _________
TOTAL ASSETS                            $  2,038,705       $  1,672,386
                                           =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                      $    160,811      $     208,403
  Accrued liabilities
    Compensation and payroll taxes            62,364             95,343
    Royalties                                 12,400             14,750
    Other                                    127,766            132,962
  Current maturities - long term debt         36,954             34,139
  Note payable                                     0             15,000
                                           _________          _________
Total Current Liabilities                    400,295            500,597
                                           ---------          ---------

Long Term Debt, less current maturities      407,994            437,847


Total Liabilities                            808,289            938,444
                                           ---------          ---------

Shareholders' equity
  Common stock $.01 par value;
   Authorized 20,000,000 shares
   3,649,525 and 3,472,525 Issued and
   outstanding at March 31, 1997 and
   1996, respectively                         36,495             34,725
  Additional paid in capital               1,963,560          1,811,830
  Accumulated deficit                       (592,918)          (882,691)
  Cumulative translation adjustment         (171,721)          (224,922)
  Note receivable                             (5,000)            (5,000)
                                          __________         __________
Total Shareholders' Equity                 1,230,416            733,942
                                          ----------         ----------
Commitments and contingencies (note 5)

TOTAL LIABILITIES AND SHAREHOLDERS'       __________         __________
EQUITY                                  $  2,038,705      $   1,672,386
                                          ==========         ==========

See accompanying notes to consolidated financial statements.





UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended March 31, 1997 and 1996

                                                1997               1996
                                          __________         __________

Net sales                               $  3,334,563       $  2,297,166
Cost of goods sold                           753,769            804,638
                                          __________         __________
  Gross profit                             2,580,794          1,492,528

Operating expenses:
General and administrative                   685,430            767,579
Research and development                     610,677            389,637
Selling and marketing                        908,483            865,607
                                          __________         __________
                                           2,204,590          2,022,823
                                          ----------         ----------

  Operating profit (loss)                    376,204           (530,295)

Other income (expense):
  Interest income                              2,389              9,726
  Interest expense                           (36,884)           (40,177)
  Gain on sale of intangible asset                 0            496,119
  Foreign currency exchange loss            (145,070)          (220,359)
  Other                                       93,134             (2,393)
                                          __________         __________
                                             (86,431)           242,916
                                          __________         __________
Net income (loss)                       $    289,773       $   (287,379)
                                          ==========         ==========


Primary income (loss) per common share
and common share equivalents            $       0.08             (0.10)
                                                ====             =====
Fully diluted income (loss) per common
share and common share equivalents      $       0.08             (0.10)
                                                ====             =====

Weighted average common shares outstanding:
Primary                                    3,670,275         2,883,775
Fully diluted                              3,692,746         2,883,775



See accompanying notes to consolidated financial statements.



                        UROPLASTY, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                            Years ended March 31, 1997 and 1996


                                  Common stock       Additional                     Cumulative                    Total
                                                     Paid in        Accumulated  translation      Note         shareholders'
                                 Shares    Amount    Capital        deficit      adjustment       receivable   equity
- -----------------------------------------------------------------------------------------------------------------------
Balance at April 1, 1995      2,462,525  $ 24,625    1,325,870     (595,312)      (202,912)           0         552,271

     Issuance of 1,000,000
         shares of common
         stock                1,000,000    10,000      481,060            0              0            0         491,060

     Issuance of 10,000
         shares of common
         stock pursuant to
         stock option exercise   10,000       100        4,900            0              0       (5,000)              0

     Net loss                                   0            0     (287,379)             0            0        (287,379)

     Translation adjustment                     0            0            0        (22,010)           0         (22,010)
- -----------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1996     3,472,525    34,725    1,811,830     (882,691)      (224,922)      (5,000)        733,942

     Issuance of 130,000
         shares of common
         stock                  130,000     1,300      128,700            0              0           0          130,000

     Issuance of 47,000
         shares of common
         stock pursuant to
         stock option exercise   17,000       170        8,330            0              0           0            8,500

     Issuance of 30,000 shares
     of Common Stock for note
     payable conversion          30,000       300       14,700            0              0           0           15,000

     Net income                                 0            0      289,773              0           0          289,773

     Translation adjustment                     0            0            0         53,201           0           53,201
- -----------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1997     3,649,525  $ 36,495    1,963,560     (592,918)      (171,721)      (5,000)      1,230,416
- -----------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.





UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended March 31, 1997 and 1996

                                                1997               1996
                                          __________         __________


Cash flows from operating activities:
  Net income (loss)                     $    289,773       $   (287,379)
  Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operations:
    Depreciation and amortization             63,913             62,778
    Loss (gain) on disposal of assets         45,000           (496,119)
    Changes in operating assets and
    liabilities:
      Accounts receivable                   (166,596)           102,101
      Inventories                           (130,718)              (104)
      Prepaid expenses                       (12,062)            37,568
      Accounts payable                       (47,592)          (133,811)
      Accrued liablities                     (40,525)            41,945
------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                         1,193           (673,021)
------------------------------------------------------------------------

Cash flows from investing activities:
  Payments for property, plant and equipment (85,276)           (61,902)
  Payments relating to intangible assets      (7,202)           (45,693)
  Proceeds from sale of intangible asset           0            496,119
------------------------------------------------------------------------
Net cash (used in) provided by
  investing activities                       (92,478)           388,524
------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term obligations         (35,947)           (57,663)
  Proceeds from issuance of notes payable      8,909             15,000
  Net proceeds from issuance of stock        138,500            491,060
  Payments received on note receivable        22,595            148,950
------------------------------------------------------------------------
Net cash provided by financing activities    134,057            597,347
------------------------------------------------------------------------

Exchange rate changes                         53,201            (22,010)
------------------------------------------------------------------------
Net increase in cash and cash equivalents     95,973            290,840


Cash and cash equivalents at beginning
  of year                                    718,630            427,790
------------------------------------------------------------------------

Cash and cash equivalents at end of year   $ 814,603            718,630
------------------------------------------------------------------------


Supplemental disclosure of Cash Flow information:

  Cash paid during the year for interest   $  37,425             30,856


Supplemental disclosure of non-cash financing activities:

  During the year March 31, 1997 $15,000 in notes payable were converted into common stock.


See accompanying notes to consolidated statements.




                        UROPLASTY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                   March 31, 1997 and 1996.


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Uroplasty, Inc. (the Company or UPI) is a manufacturer and distributor of urological and plastic surgery implantable medical devices. The primary focus of the Company's business is the marketing of an implantable device for the management of stress urinary incontinence and vesicoureteral reflux. Currently, all sales of the Company's products are to customers outside the United States by the Company's foreign subsidiaries.

BASIS OF PRESENTATION

Uroplasty, Inc. was incorporated as a wholly owned subsidiary of Bioplasty, Inc. in January 1992 for the purpose of developing the urological implant product. The primary business of Bioplasty, Inc. was the marketing of certain mammary prostheses products, which as a result of extensive product liability litigation brought in the United States against Bioplasty, Inc. and all other manufacturers of certain mammary prostheses products, caused Bioplasty, Inc. and Uroplasty, Inc. to file petitions for relief from creditors under Chapter 11 of the Federal Bankruptcy Code in April 1993.

On January 31, 1994, the U.S. Bankruptcy Court confirmed the reorganization plan of Uroplasty, Inc. and Bioplasty, Inc. Pursuant to the confirmed plan, all pre-petition claims against Uroplasty, Inc. and Bioplasty, Inc. were discharged. As of March 31, 1996, Uroplasty, Inc. and Bioplasty, Inc., with the exception of amounts payable under long-term debt (see note 3), have satisfied all their obligations under the plan of reorganization.

The reorganization plan was effective for financial reporting purposes as of January 31, 1994. In accordance with Statement of Position
No. 90-7 of the American Institute of Certified Public
Accountants, Uroplasty, Inc. and Bioplasty, Inc. accounted for the reorganization using fresh-start reporting.


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.


REVENUE RECOGNITION

The Company recognizes revenue upon shipment of product to customers.


CASH AND CASH EQUIVALENTS

The Company considers highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.


PATENTS

Patents are stated at cost and are amortized over six years using the straight line method.


INCOME TAXES

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


INVENTORIES

Inventories are stated at the lower of cost, (first-in, first-out method), or market (net realizable value), and consist of the following at March 31, 1997 and 1996:

                                                          1997         1996
          ------------------------------------------------------------------

          Raw materials                            $     88,864       84,053
          Work-in-process                               136,204       69,437
          Finished goods                                162,305      103,165
          ------------------------------------------------------------------

                                                   $    387,373      256,655
          ------------------------------------------------------------------


PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists principally of manufacturing equipment, office equipment, and leasehold improvements.
Depreciation is provided for using both straight-line and accelerated methods over useful lives ranging from four to seven years. Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful service lives.


RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.


FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries were translated in accordance with the provisions of SFAS No. 52. Under this Statement, all assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustment is recorded as a separate component of shareholders' equity. Foreign currency transaction gains and losses are recognized currently in net income.


NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per common share is computed based upon the weighted average number of common shares and common shares equivalents outstanding.


STOCK BASED COMPENSATION

The Company applies APB Opinion No.25 in accounting for the issuance of stock incentives to employees and directors and, accordingly, no compensation expense has been recognized in the financial statements. Effective April 1, 1996, in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, pro forma information reflecting compensation cost for such issuances is presented in note "4".


IMPAIRMENT OF LONG-LIVED ASSETS

Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of, which prescribes accounting and reporting standards when circumstances indicate that the carrying amount of an asset may not be recoverable. No cumulative effect adjustment occurred as a result of this change in accounting principle.


(2)   NOTES RECEIVABLE

Notes receivable consist of the following at March 31, 1997 and 1996:

                                                         1997          1996
          ------------------------------------------------------------------

          Installment  payments  due from sale of
             assets, discounted at 8% per annum    $       0        22,595
          ------------------------------------------------------------------


(3)   LONG-TERM DEBT

Long-term debt consists of the following at March 31, 1997 and 1996:

                                                   1997          1996
- --------------------------------------------------------------------------
Non-interest bearing, unsecured
    promissory note payable,
    discounted at 8% per annum,
    $16,000 quarterly payments,
    remaining balance due February 1999     $    444,948        471,986

Less current maturities                           36,954         34,139
- --------------------------------------------------------------------------

                                            $    407,994        437,847
- --------------------------------------------------------------------------

The promissory note is payable to the Trust established in the Chapter 11 reorganization to administer the satisfaction of the pre-petition product liability claims.

Maturities of long-term debt during ensuing years ending March 31 are as follows:

    1998                                           36,954
    1999                                          407,994
    ------------------------------------------------------

                                             $    444,948
    ------------------------------------------------------

(4)   SHAREHOLDERS' EQUITY


STOCK OPTIONS

Pursuant to the Uroplasty, Inc. Qualified Incentive Stock Option Plan, the Company has reserved 350,000 shares of its common stock for issuance to employees, directors and consultants. All options are exercisable when granted and generally expire five years from date of grant. Options are granted at the discretion of the directors and are exercisable in amounts equal to or greater than the current market value of the Company's common stock at date of grant. The plan provides for the exercise of options during a limited period following termination of employment, death, or disability.

Included in the options granted are 60,000 options awarded to the members of the board of directors effective March 27, 1995. As a result of one board member's retirement, 10,000 options were canceled. These options vest over two years and are exercisable for five years after vesting.

Stock options activity under this plan is summarized as follows:

                           Weighted-average                         Shares
                           Exercise Price           Shares         Available
                           Per Share              Outstanding      for Grant
-----------------------------------------------------------------------------
Balance at
   March 31, 1995                $ 0.51              176,000         219,000
   Granted                         0.50               84,700         (84,700)
   Exercised                       0.50              (10,000)              0
   Canceled                        0.50               (4,000)          4,000
-----------------------------------------------------------------------------
Balance at
   March 31, 1996                  0.50              246,700         128,300
   Granted                         1.00                3,000          (3,000)
   Exercised                       0.50              (17,000)              0
   Canceled                        0.50               (9,500)          4,500
-----------------------------------------------------------------------------
Balance at
   March 31, 1997                $ 0.51              223,200         129,800
-----------------------------------------------------------------------------

At March 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.50 - $1.00 and 3.57 years, respectively.

The Company applies APB No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-bases compensation plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced by an immaterial amount in both fiscal 1997 and 1996.



(5)   COMMITMENTS AND CONTINGENCIES

LICENSE AGREEMENT

On December 7, 1995, the Company entered into an agreement as licensee to obtain exclusive patent rights covering certain injection-related instrumentation. Under this agreement, the Company made a cash payment of approximately $30,000 to the licensor and will make royalty payments at the rate of 10% of the worldwide net sales for a period of 10 years.

SAVINGS AND RETIREMENT PLAN

The Company has a savings and retirement plan for eligible employees. The plan was adopted pursuant to Section 401(k) of the Internal Revenue Code. Contributions to the plan are discretionary for both the Company and the employees. For the years ended March 31, 1997 and 1996 the Company made no contributions.

OPERATING LEASE COMMITMENTS

UPI leases office, warehouse, and production space under three operating leases and leases various automobiles for its employees. Future minimum lease payments under noncancelable operating leases with an initial or remaining lease term in excess of one year for the ensuing years ending March 31 are as follows:

              1998                                    $     242,950
              1999                                          220,573
              2000                                          144,744
              2001                                           76,149
              2002                                           50,959
              -----------------------------------------------------
                                                       $    735,375
              -----------------------------------------------------

In addition to the above operating leases, the Company had contracted for certain production activities, office space, and production personnel for approximately $19,000 per month. This contract expired on May 31, 1997 and will not be renewed.



ROYALTIES

Under the terms of an agreement with former officers and directors of the Company, UPI pays royalties equal to between three percent and five percent of the net sales of certain products, subject to a specified monthly minimum of $4,500. As of March 31, 1997, the royalties under the agreement are being accrued at a rate of approximately two percent to four percent of total sales on a monthly basis. The royalties payable under this agreement will continue for the longer of the term of the patent or ten years from the date of this agreement, which began in November, 1993.

Under the terms of a settlement agreement for a patent suit brought by a competitor in 1991, UPI is obligated to pay the plaintiff a royalty equal to five percent of the net sales of certain products in the United States, or a minimum of $50,000 per year as long as the products are being marketed abroad.

(6)   INCOME TAXES

The Company had net income in 1997, however, due to the net loss carryforward no tax was provided for. Effective tax rates differ from statutory federal income tax rates for the year ended March 31, 1997 and 1996 as follows:

                                             1997         1996
                                            -------      -------

Statutory federal income tax rate            34.0%       (34.0)%
Valuation allowance increase                (34.0)        36.0
State  income  taxes,  net  of  federal       2.0         (2.0)
benefit
              ------------------------------------------------------
                                              0.0%         0.0%
              ------------------------------------------------------

Deferred taxes as of March 31, 1997 and 1996 consist of the following:

                                                 1997           1996
                                            ---------      ---------
    Deferred tax assets:
      Inventory reserve                     $   9,000      $   9,000
      Allowance for doubtful accounts          44,000         51,000
      Net operating loss carryforwards        212,000        315,000
    ----------------------------------------------------------------
                                              265,000        375,000

      Less valuation allowance               (265,000)      (375,000)
    ----------------------------------------------------------------

                                            $       0      $       0
    ----------------------------------------------------------------

At  March 31, 1997, the Company had net operating loss carryforwards
(NOL) of approximately $590,000 for federal income tax purposes, which begin to expire in 2010.

(7)  MAJOR CUSTOMERS AND DOMESTIC AND FOREIGN OPERATIONS

During fiscal 1997 approximately 14% of the Company's net sales were to one customer.

Information regarding operations in different geographies for the years ended March 31, 1997 and 1996 is as follows:

                          United                     Adjustments
                          States         Europe      and eliminations  Consolidated
                          ---------------------------------------------------------
Fiscal 1997
-----------
Sales to unaffiliated
customers             $         0       3,972,740       (638,177)        3,334,563
Income from operations    201,931         909,960       (735,687)          376,204
Other income (expense)     29,764         128,610       (244,805)          (86,431)
Net income                231,694       1,038,511       (980,497)          289,773

Identifiable assets at
March 31, 1997        $ 4,434,731       3,032,906     (5,428,932)        2,038,705


Fiscal 1996
-----------
Sales to unaffiliated
customers             $         0       2,968,471       (671,305)        2,297,166
Income from operations   (881,576)        158,849        192,432          (530,295)
Other income (expense)    662,503         (15,959)      (403,628)          242,916
Net income (loss)        (219,073)        142,890       (211,196)         (287,379)

Identifiable assets at
March 31, 1996        $ 4,180,733       2,798,093     (5,306,440)        1,672,386





                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
Uroplasty, Inc.:


         We have audited the accompanying consolidated balance sheets of Uroplasty, Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uroplasty, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ KPMG PEAT MARWICK LLP
KPMG Peat Marwick LLP

Minneapolis, Minnesota
June 23, 1997