Form 10QSB
period 1997-06-30
UROPLASTY INC
filed 1997-08-05
CIK 890846

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1997

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,145,525 on August 5, 1997

Transitional Small Business Disclosure Format
YES [ ]        NO [X]

PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                       June 30, 1997      March 31, 1997
                                    _________________      ______________

ASSETS
Current Assets
  Cash and cash equivalents             $    919,194       $    814,603
  Accounts receivable trade                  732,106            502,744
  Inventories                                368,485            387,373
  Prepaid expenses                            94,762            105,625
                                           _________          _________
Total Current Assets                       2,114,547          1,810,345
                                           ---------          ---------

Property, Plant and Equipment                299,688            241,075
  Less accumulated depreciation
  and amortization                          (134,874)           (92,745)
                                           _________          _________
                                             164,814            148,330
                                           ---------          ---------

Intangible assets, net of
  accumulated amortization                    83,633             80,030
                                           _________          _________
TOTAL ASSETS                            $  2,362,994       $  2,038,705
                                           =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                      $    266,860       $    160,811
  Accrued liabilities
    Compensation and payroll taxes            56,056             62,364
    Royalties                                 20,100             12,400
    Income tax                                36,548                  0
    Other                                     52,524            127,766
  Current maturities - long termt debt  $     41,265       $     36,954
                                           _________          _________
Total Current Liabilities                    473,353            400,295
                                           ---------          ---------

Long Term Debt, less current maturities      425,793            407,994

Total Liabilities                            899,146            808,289
                                           ---------          ---------

Shareholders' equity
  Common stock $.01 par value;
   Authorized 20,000,000 shares
   Issued and outstanding -
   3,649,525 shares                           36,495             36,495
  Additional paid in capital               1,963,560          1,963,560
  Accumulated deficit                       (354,226)          (592,918)
  Cumulative translation adjustment         (176,981)          (171,721)
  Note receivable                             (5,000)            (5,000)
                                          __________         __________
Total Shareholders' Equity                 1,463,848          1,230,416
                                          ----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS'       __________         __________
EQUITY                                  $  2,362,994      $   2,038,705
                                          ==========         ==========

See accompanying notes to consolidated financial statements.



UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                Three months ended
                                                     June 30

                                                1997               1996
                                          __________         __________

Net sales                               $  1,149,239       $    818,920
Cost of goods sold                           236,623            177,301
                                          __________         __________
  Gross profit                               912,616            641,619

Operating expenses:
  General and administrative                 206,894            181,341
  Research and development                   134,228            116,749
  Selling and marketing                      217,159            211,006
                                          __________         __________
                                             558,281            509,096
                                          ----------         ----------

  Operating profit                           354,335            132,523

Other income (expense)
  Interest income                              1,167                333
  Interest expense                            (8,757)            (9,309)
  Foreign currency exchange loss             (71,095)           (72,349)
  Other                                            0                  0
                                          ----------         ----------
                                             (78,685)           (81,325)

   Income pretax                             275,650             51,198

Income tax expense                            36,958                  0
                                          __________         __________
Net income                              $    238,692       $     51,198
                                          ==========         ==========

Primary income per common share
and common share equivalent                     $.06               $.01

Fully diluted income per common
share and common share equivalent               $.06               $.01

Weighted average common shares and common
share equivalent outstanding:
Primary                                    3,916,073          3,689,225
Fully diluted                              3,916,073          3,689,255


See accompanying notes to consolidated financial statements.

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                   Three months ended
                                                        June 30

                                                1997               1996
                                          __________         __________


Cash flows from operating activities:
   Net income                           $    238,692     $       51,198
   Adjustments to reconcile net income
   to net cash provided by:
      Depreciation and amortization           46,628             13,647
      Loss (gain) on disposal of assets            0                  0
      Changes in operating assets and
      liabilities
         Accounts receivable                (229,362)          (138,117)
         Inventories                          18,888            (61,908)
         Prepaid expenses                     10,863            (47,883)
         Accounts payable                    106,049              3,751
         Accrued liabilities                  (5,110)           (30,882)
------------------------------------------------------------------------
Net cash provided by (used in)
operating activities                         186,648           (210,194)
------------------------------------------------------------------------

Cash flows from investing activities:
   Payments for property, plant and equipm.  (58,613)           (49,323)
   Payments relating to intangible assets     (8,103)            (1,775)
   Proceeds from sale of intangible asset          0                  0
------------------------------------------------------------------------
Net cash (used in) investing activities      (66,716)           (51,098)
------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term obligations         (10,081)            (7,291)
  Proceeds from issuance of notes payable          0             32,819
  Net proceeds from issuance of stock              0                  0
  Payments received on note receivable             0             14,692
------------------------------------------------------------------------
Net cash (used in) provided by
financing activities                         (10,081)            40,220
------------------------------------------------------------------------

Exchange rate changes                         (5,260)            72,272
------------------------------------------------------------------------
Net increase (decrease)in cash and
cash equivalents                             104,591           (148,800)


Cash and cash equivalents at beginning
of period                                    814,603            718,630
------------------------------------------------------------------------
Cash and cash equivalents at end
of period                                $   919,194        $   569,830
------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

UROPLASTY, INC. and Subsidiaries


FOOTNOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997.

The financial statements presented herein as of June 30, 1997 and for the three months ended June 30, 1997 and 1996 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

(2)  Subsequent Event

None.

UROPLASTY, INC. and Subsidiaries

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below is management's discussion and analysis of financial condition and results of operations for the three months and quarters ended June 30, 1997 and 1996.


Liquidity and Capital Resources

         Uroplasty and its wholly-owned subsidiaries' capital resources are derived from existing sales of the Company's products. As of June 30, 1997, the Company had approximately $919,000 in cash and cash equivalents. Management believes the success being experienced with Macroplastique Implants(R) will continue to have an increasing effect on the monthly sales level, however, in the event sales do not increase, management believes that operating expenses can be reduced in order to limit the use of its cash resources without significantly impairing its ability to develop the Macroplastique Implant market, which obviously would be slowed under such circumstances.


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


         Results of Operations.

         During the three months ended June 30, 1997, net sales was $1,149,239 compared to $818,920 during the three months ended June 30, 1996. This increase of $330,319 (40%) for the three months ended is the result of substantially higher sales of the Macroplastique Implant products as a result from increased market penetration by existing distribution outlets. Sales of Macroplastique is now 91% of total sales.

         It is expected that Macroplastique sales will continue to grow through further market penetration by existing distribution outlets, expansion of its distribution network and the introduction of innovations in Macroplastique implantation for fiscal 1998.

         Management believes there will be upward pressure on selling, general and administrative expenses as efforts continue to increase awareness and acceptance of Macroplastique. Additionally, management anticipates increased funds for research and development projects for fiscal 1998.
There was a moderate increase (9.6%)of the operating expenses from $509,096 for the first quarter fiscal 1997 to $558,281 for the first quarter fiscal 1998.

         The income tax expense of $36,958 is the result of an expensed tax liability on the profit made in the first quarter of fiscal 1998 by a foreign subsidiary. This profit cannot be compensated with the Companies net operating loss (NOL) carry forward.

         For the three months ended June 30, 1997 a net income totaled of $238,692; this includes an exchange loss of $71,095, respectively $51,198 net income and $72,349 exchange loss for the three months ended June 30, 1996. The operating profit for the three months ended June 30, 1997 was $354,335, compared to $132,523 same period last year.

         The Registrant sells Macroplastique and its related ancillary products, and Bioplastique(TM)Implants for use in augmenting other soft tissues. Management's current objectives are to focus on growth in sales and market penetration of the Macroplastique Implant line for incontinence and Vesicoureteric reflux treatment.

UROPLASTY, INC. and Subsidiaries


PART II - OTHER INFORMATION



Except for the following none of the items contained in PART II of Form 10-QSB are applicable to the Company for the quarter ended
June 30, 1997.



ITEM 5. OTHER INFORMATION

         On July 11, 1997, the Registrant's second largest shareholder, the Bioplasty Product Claimants Trust (the "Trust"), which prior to such date owned 640,000 shares, or 17.5% of the Registrant's outstanding shares of common stock, sold such shares to a group of investors (the "Investors"). In connection with such transaction, the Trust sold to the Investors its interest in that certain Promissory Note, dated March 30, 1994, which, at March 31, 1997, had a principal balance outstanding of $496,000.

         Concurrently with the sale of the 640,000 shares to the Investors, the Registrant agreed to convert and did convert the Note into 496,000 shares of Common Stock, at a conversion ratio of $1.00 per share.

         The Investors consisted of 34 individuals, retirement accounts and corporations located primarily in the Minneapolis/St. Paul, Minnesota area. Except for 36,480 shares sold by the Trust under Rule 144, each of the stock certificates representing shares delivered to the Investors bore a restrictive legend and was made subject to a Stop Transfer Order.

         As a result of this transaction, the Company will have 4,145,525 shares of common stock outstanding.

UROPLASTY, INC. and Subsidiaries


SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UROPLASTY, INC

Dated:  August 5, 1997            By /s/ DANIEL G. HOLMAN
                                  Daniel G. Holman
                                  Chairman, President and CEO
                                 (Principal Executive and Financial Officer)