Form 10QSB
period 1997-09-30
UROPLASTY INC
filed 1997-11-13
CIK 890846

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1997

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,170,525 on November 10, 1997

Transitional Small Business Disclosure Format
YES [ ]        NO [X]

PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                   September 30, 1997      March 31, 1997
                                    _________________      ______________

ASSETS
Current Assets
  Cash and cash equivalents             $  1,015,212       $    814,603
  Accounts receivable trade                  531,767            502,744
  Inventories                                289,278            387,373
  Prepaid expenses                           147,593            105,625
                                           _________          _________
Total Current Assets                       1,983,850          1,810,345
                                           ---------          ---------

Property, Plant and Equipment                445,614            241,075
  Less accumulated depreciation
  and amortization                          (151,113)           (92,745)
                                           _________          _________
                                             294,501            148,330
                                           ---------          ---------

Intangible assets, net of
  accumulated amortization                    88,210             80,030
                                           _________          _________
TOTAL ASSETS                            $  2,366,561       $  2,038,705
                                           =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                      $    289,524       $    160,811
  Unearned income                              2,703
  Accrued liabilities
    Compensation and payroll taxes            70,737             62,364
    Royalties                                 11,600             12,400
    Income tax                                44,996                  0
    Other                                     26,924            127,766
  Current maturities - long termt debt  $     11,130       $     36,954
                                           _________          _________
Total Current Liabilities                    457,614            400,295
                                           ---------          ---------

Long Term Debt, less current maturities       14,353            407,994

Total Liabilities                            471,967            808,289
                                           ---------          ---------

Shareholders' equity
  Common stock $.01 par value;
   Authorized 20,000,000 shares
   Issued and outstanding -
   4,170,525 shares                           41,705             36,495
  Additional paid in capital               2,412,309          1,963,560
  Accumulated deficit                       (299,253)          (592,918)
  Cumulative translation adjustment         (255,167)          (171,721)
  Note receivable                             (5,000)            (5,000)
                                          __________         __________
Total Shareholders' Equity                 1,894,594          1,230,416
                                          ----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS'       __________         __________
EQUITY                                  $  2,366,561      $   2,038,705
                                          ==========         ==========

See accompanying notes to consolidated financial statements.



UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                Three months ended
                                                   September 30

                                                1997               1996
                                          __________         __________

Net sales                               $    917,364       $    690,753
Cost of goods sold                           222,626            162,762
                                          __________         __________
  Gross profit                               694,738            527,991

Operating expenses:
  General and administrative                 268,173            183,158
  Research and development                   158,952            125,795
  Selling and marketing                      228,985            237,195
                                          __________         __________
                                             656,110            546,148
                                          ----------         ----------

  Operating profit                            38,628            (18,157)

Other income (expense)
  Interest income                              1,975                200
  Interest expense                              (714)            (9,402)
  Foreign currency exchange gain (loss)       27,781            (14,721)
  Other                                            0             60,175
                                          ----------         ----------
                                              29,042             36,252

   Income pretax                              67,670             18,095

Income tax expense                            12,697                  0
                                          __________         __________
Net income                              $     54,973       $     18,095
                                          ==========         ==========

Primary income per common share
and common share equivalent                     $.01              $.005

Fully diluted income per common
share and common share equivalent               $.01              $.005

Weighted average common shares and common
share equivalent outstanding:
Primary                                    4,140,710          3,700,891
Fully diluted                              4,178,028          3,700,891


                                                 Six months ended
                                                   September 30

                                                1997               1996
                                          __________         __________

Net sales                               $  2,066,603       $  1,509,673
Cost of goods sold                           459,249            340,063
                                          __________         __________
  Gross profit                             1,607,354          1,169,610

Operating expenses:
  General and administrative                 475,067            364,500
  Research and development                   293,180            242,544
  Selling and marketing                      446,144            448,200
                                          __________         __________
                                           1,214,391          1,055,244
                                          ----------         ----------

  Operating profit                           392,963            114,366

Other income (expense)
  Interest income                              3,142                533
  Interest expense                            (9,471)           (18,711)
  Foreign currency exchange loss             (43,314)           (87,070)
  Other                                            0             60,175
                                          ----------         ----------
                                             (49,643)           (45,073)

   Income pretax                             343,320             69,293

Income tax expense                            49,655                  0
                                          __________         __________
Net income                              $    293,665       $     69,293
                                          ==========         ==========

Primary income per common share
and common share equivalent                     $.07               $.02

Fully diluted income per common
share and common share equivalent               $.07               $.02

Weighted average common shares and common
share equivalent outstanding:
Primary                                    4,091,247          3,700,891
Fully diluted                              4,178,028          3,700,891




See accompanying notes to consolidated financial statements.

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                    Six months ended
                                                      September 30

                                                1997               1996
                                          __________         __________


Cash flows from operating activities:
   Net income                           $    293,665     $       69,293
   Adjustments to reconcile net income
   to net cash provided by:
      Depreciation and amortization           67,944             33,228
      Loss (gain) on disposal of assets            0                  0
      Changes in operating assets and
      liabilities
         Accounts receivable                 (29,023)          (102,257)
         Inventories                          98,095           (135,609)
         Prepaid expenses                    (41,968)            (6,819)
         Accounts payable                    128,713             48,040
         Unearned income                       2,703                  0
         Accrued liabilities                 (16,082)          (137,599)
------------------------------------------------------------------------
Net cash provided by (used in)
operating activities                         504,047           (231,723)
------------------------------------------------------------------------

Cash flows from investing activities:
   Payments for property, plant and equipm. (204,539)           (67,629)
   Payments relating to intangible assets    (17,756)            (9,920)
   Proceeds from sale of intangible asset          0                  0
------------------------------------------------------------------------
Net cash (used in) investing activities     (222,295)           (77,549)
------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term obligations        (451,656)            (8,486)
  Proceeds from issuance of notes payable          0             32,819
  Net proceeds from issuance of stock        453,959            130,000
  Payments received on note receivable             0             14,691
------------------------------------------------------------------------
Net cash provided by
financing activities                           2,303            169,024
------------------------------------------------------------------------

Exchange rate changes                        (83,446)            71,112
------------------------------------------------------------------------
Net increase (decrease)in cash and
cash equivalents                             200,609            (69,136)


Cash and cash equivalents at beginning
of period                                    814,603            718,630
------------------------------------------------------------------------
Cash and cash equivalents at end
of period                                $ 1,015,212        $   649,494
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

The financial statements presented herein as of September 30, 1997 and for the three/six months ended September 30, 1997 and 1996 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

(2)  Subsequent Event

None.

UROPLASTY, INC. and Subsidiaries

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below is management's discussion and analysis of financial condition and results of operations for the six months and quarters ended September 30, 1997 and 1996.


Liquidity and Capital Resources

         Uroplasty and its wholly-owned subsidiaries' capital resources are derived from existing sales of the Company's products. As of September 30, 1997, the Company had approximately $1,015,000 in cash and cash equivalents. Management believes the success being experienced with Macroplastique Implants(R) will continue to have an increasing effect on the monthly sales level, however, in the event sales do not increase, management believes that operating expenses can be reduced in order to limit the use of its cash resources without significantly impairing its ability to develop the Macroplastique Implant market, which obviously would be slowed under such circumstances.


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


         Results of Operations.

         During the six months ended september 30, 1997, net sales was $2,066,603 compared to $1,509,673 during the six months ended september 30, 1996 and $917,364 respectively $690,753 for the three months ended September 30, 1997 and 1996. This increase of $556,930 (37%) for the six months ended and $226,611 (33%) for the three months ended is the result of substantially higher sales of the Macroplastique Implant products as a result from increased market penetration by existing distribution outlets. Sales of Macroplastique is now
90% of total sales.

         It is expected that Macroplastique sales will continue to grow through further market penetration by existing distribution outlets, expansion of its distribution network and the introduction of innovations in Macroplastique implantation for fiscal 1998.

         Management believes there will be upward pressure on selling, general and administrative expenses as efforts continue to increase awareness and acceptance of Macroplastique. Additionally, management anticipates increased funds for research and development projects for fiscal 1998.
There was a moderate increase (15%) of the operating expenses from $1,055,244 for the six months ended fiscal 1997 to $1,214,391 for the six months ended fiscal 1998.

         The income tax expense of $49,655 is the result of an expensed tax liability on the profit realized in the six months ended fiscal 1998 by two foreign subsidiaries. This profit cannot be compensated with the Companies net operating loss (NOL) carry forward.

         For the three months ended September 30, 1997 a net income totaled of $54,973, respectively $18,095 for the three months ended september 30, 1996. The operating profit for the three months ended September 30, 1997 was $38,628, compared to a $18,157 operating loss same period last year.
For the six months ended September 30, 1997 a net income totaled of $293,665, respectively $69,293 for the six months ended september 30, 1996.
The operating profit for the six months ended September 30, 1997 was $392,963, compared to $114,366 same period last year.

         The Registrant sells Macroplastique and its related ancillary products, and Bioplastique(TM)Implants for use in augmenting other soft tissues. Management's current objectives are to focus on growth in sales and market penetration of the Macroplastique Implant line for incontinence and Vesicoureteric reflux treatment.

UROPLASTY, INC. and Subsidiaries


PART II - OTHER INFORMATION



Except for the following none of the items contained in PART II of Form 10-QSB are applicable to the Company for the quarter ended
September 30, 1997.



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


UROPLASTY, INC

Dated:  November 12, 1997         By /s/ DANIEL G. HOLMAN
                                  Daniel G. Holman
                                  Chairman, President and CEO
                                 (Principal Executive and Financial Officer)