Form 10QSB
period 1997-12-31
UROPLASTY INC
filed 1998-02-11
CIK 890846

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        December 31, 1997

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,180,725 on February 11, 1997

Transitional Small Business Disclosure Format
YES [ ]        NO [X]

PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                    December 31, 1997      March 31, 1997
                                    _________________      ______________

ASSETS
Current Assets
  Cash and cash equivalents             $    871,317       $    814,603
  Accounts receivable trade                  628,573            502,744
  Inventories                                226,654            387,373
  Prepaid expenses                           172,707            105,625
                                           _________          _________
Total Current Assets                       1,899,251          1,810,345
                                           ---------          ---------

Property, Plant and Equipment              1,212,540            241,075
  Less accumulated depreciation
  and amortization                          (185,122)           (92,745)
                                           _________          _________
                                           1,027,418            148,330
                                           ---------          ---------

Intangible assets, net of
  accumulated amortization                    87,571             80,030
                                           _________          _________
TOTAL ASSETS                            $  3,014,240       $  2,038,705
                                           =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                      $    157,380       $    160,811
  Accrued liabilities
    Compensation and payroll taxes            61,440             62,364
    Royalties                                 18,300             12,400
    Income tax                                54,763                  0
    Vat payable                               38,225             32,547
    Other                                     23,836             95,219
  Current maturities - long termt debt  $     47,712       $     36,954
                                           _________          _________
Total Current Liabilities                    401,656            400,295
                                           ---------          ---------

Long Term Debt, less current maturities      641,201            407,994

Total Liabilities                          1,042,857            808,289
                                           ---------          ---------

Shareholders' equity
  Common stock $.01 par value;
   Authorized 20,000,000 shares
   Issued and outstanding -
   4,170,525 shares                           41,705             36,495
  Additional paid in capital               2,412,309          1,963,560
  Accumulated deficit                       (218,412)          (592,918)
  Cumulative translation adjustment         (259,219)          (171,721)
  Note receivable                             (5,000)            (5,000)
                                          __________         __________
Total Shareholders' Equity                 1,971,383          1,230,416
                                          ----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS'       __________         __________
EQUITY                                  $  3,014,240      $   2,038,705
                                          ==========         ==========

See accompanying notes to consolidated financial statements.



UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                Three months ended
                                                   December 31

                                                1997               1996
                                          __________         __________

Net sales                               $  1,108,051       $    906,250
Cost of goods sold                           235,595            231,293
                                          __________         __________
  Gross profit                               872,456            674,957

Operating expenses:
  General and administrative                 239,076            132,538
  Research and development                   255,363            183,386
  Selling and marketing                      238,722            233,852
                                          __________         __________
                                             733,161            549,776
                                          ----------         ----------

  Operating profit                           139,295            125,181

Other income (expense)
  Interest income                              1,991              1,059
  Interest expense                            (2,205)            (9,038)
  Foreign currency exchange gain (loss)       (7,064)           (26,181)
                                          ----------         ----------
                                              (7,278)           (34,160)

   Income pretax                             132,017             91,021

Income tax expense                            51,176                  0
                                          __________         __________
Net income                              $     80,841       $     91,021
                                          ==========         ==========

Basic earnings per share                        $.02               $.03

Diluted earnings per share                      $.02               $.03

Weighted average common shares outstanding:
Basic                                      4,170,525          3,628,612
Diluted                                    4,482,407          3,628,612


                                                 Nine months ended
                                                   December 31

                                                1997               1996
                                          __________         __________

Net sales                               $  3,174,654       $  2,415,923
Cost of goods sold                           694,844            571,356
                                          __________         __________
  Gross profit                             2,479,810          1,844,567

Operating expenses:
  General and administrative                 714,142            497,036
  Research and development                   548,544            425,932
  Selling and marketing                      684,866            682,052
                                          __________         __________
                                           1,947,552          1,605,020
                                          ----------         ----------

  Operating profit                           532,258            239,547

Other income (expense)
  Interest income                              5,133              1,592
  Interest expense                           (11,676)           (27,749)
  Foreign currency exchange loss             (50,378)          (113,251)
  Other                                            0             60,175
                                          ----------         ----------
                                             (56,921)           (79,233)

   Income pretax                             475,337            160,314

Income tax expense                           100,831                  0
                                          __________         __________
Net income                              $    374,506       $    160,314
                                          ==========         ==========



Basic earnings per share                        $.09               $.05

Diluted earnings per share                      $.09               $.05

Weighted average common shares outstanding:
Basic                                      3,975,358          3,540,379
Diluted                                    4,239,359          3,540,379




See accompanying notes to consolidated financial statements.

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                    Nine months ended
                                                      December 31

                                                1997               1996
                                          __________         __________


Cash flows from operating activities:
   Net income                           $    374,506     $      160,314
   Adjustments to reconcile net income
   to net cash provided by:
      Depreciation and amortization          106,957             55,416
      Loss on disposal of assets                   0             45,000
      Changes in operating assets and
      liabilities
         Accounts receivable                (125,829)          (162,083)
         Inventories                         160,719           (120,572)
         Prepaid expenses                    (67,082)             6,896
         Accounts payable                     (3,431)           (12,625)
         Unearned income                      10,462                  0
         Accrued liabilities                  15,763           (117,855)
------------------------------------------------------------------------
Net cash provided by (used in)
operating activities                         472,065           (145,509)
------------------------------------------------------------------------

Cash flows from investing activities:
   Payments for property, plant and equipm. (971,465)           (83,492)
   Payments relating to intangible assets    (22,122)           (12,635)
   Proceeds from sale of intangible asset          0                  0
------------------------------------------------------------------------
Net cash (used in) investing activities     (993,587)           (96,127)
------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term obligations        (472,775)           (39,503)
  Proceeds from issuance of notes payable    684,549             41,100
  Net proceeds from issuance of stock        453,959            145,000
  Payments received on note receivable             0             22,595
------------------------------------------------------------------------
Net cash provided by
financing activities                         665,733            169,192
------------------------------------------------------------------------

Exchange rate changes                        (87,497)           100,609
------------------------------------------------------------------------
Net increase in cash and
cash equivalents                              56,714             28,165


Cash and cash equivalents at beginning
of period                                    814,603            718,630
------------------------------------------------------------------------
Cash and cash equivalents at end
of period                                $   871,317        $   746,795
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

The financial statements presented herein as of December 31, 1997 and for the three/nine months ended December 31, 1997 and 1996 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.


(2)  Property, Plant and Equipment

In November, 1997 the Company purchased a facility in the Netherlands, where the Company's International Headquarters is established.
The purchase price for the facility, which includes land was approximately $590,000. The building has an estimated useful life of 40 years and will be depreciated on a straight line basis.


(3)  Long term debt

In connection with the acquisition, discussed in note 2, the Company issued a long-term Note Payable to finance the purchase.
Proceeds of the Note were $646,000. The Note Payable bears interest at a rate of 5% annually and is scheduled to be repaid monthly over a twenty-year period.

The note is collateralized by the inventory, general assets and the building of Uroplasty B.V., wholly owned subsidiary of the Company. The collateral on the note will be reduced to the building only when the note is reduced to $575,000. The note has various restrictions convenants which can cause the note to become payable on demand.


(4)  Earnings Per Share

During the third quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS
No. 128"). SFAS No. 128 requires presentation of both Basic EPS and
Diluted EPS on the face of the statement of operations. Basic EPS, which replaces primary EPS, is computed by dividing net income available to stockholders by the weighted average number of common shares outstanding during the period. Unlike the computation of primary EPS, Basic EPS excludes the dilutive effect of stock options. Diluted EPS replaces fully diluted EPS and gives effect to all dilutive potential common shares outstanding during the period. In computing Diluted EPS, the average stock price for the period is used in determing the number of shares assumed to be purchased from exercise of stock options rather than the higher of the average or the ending stock price as used in the computation of fully diluted EPS.

UROPLASTY, INC. and Subsidiaries

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below is management's discussion and analysis of financial condition and results of operations for the nine months and quarters ended December 31, 1997 and 1996.


Liquidity and Capital Resources

Uroplasty and its wholly-owned subsidiaries' capital resources are derived from existing sales of the Company's products. As of December 31, 1997, the Company had approximately $871,000 in cash and cash equivalents. Management believes the success being experienced with Macroplastique Implants(R) will continue to have an increasing effect on the monthly sales level, however, in the event sales do not increase, management believes that operating expenses can be reduced in order to limit the use of its cash resources without significantly impairing its ability to develop the Macroplastique Implant market, which would be slowed under such circumstances.

There is currently no financing arrangement in place for Uroplasty's working capital needs, and the Registrant has no material unused sources of liquidity other than its cash reserves and its accounts receivable balances.

In November, 1997, due to the expansion of the Company, Uroplasty B.V. in The Netherlands purchased an office building for the International Headquarters. The purchase price of the building was $590,000 and was fully financed through the issuance of a Note Payable. Interest payments and repayments of the debt will amount to $5,000 a month over a 20-year period.

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


Results of Operations.

During the nine months ended December 31, 1997, net sales were $3,174,654 compared to $2,415,923 during the nine months ended December 31, 1996 and $1,108,051, and $906,250 for the three months ended December 31, 1997 and 1996 respectively. This increase of $758,731 (31%) for the nine months ended and $201,801 (22%) for the three months ended is the result of substantially higher sales of the Macroplastique Implant products as a result from increased market penetration by existing distribution outlets. Sales of Macroplastique are approximately 90% of total sales.

It is expected that Macroplastique sales will continue to grow through further market penetration by existing distribution outlets, expansion of its distribution network and the introduction of innovations in Macroplastique implantation.

Management believes there will be upward pressure on selling, general and administrative expenses as efforts continue to increase awareness and acceptance of Macroplastique. Additionally, management anticipates increased expenditures for research and development projects for fiscal 1998. Operating expenses increased 21% from $1,605,020 for the nine months ended December 31, 1996 to $1,947,552 for the nine months ended December 31, 1997 and 33% from $549,776 for the three months ended December 31, 1996 to $733,161 for the three months ended December 31, 1997 respectively. The increase in operating expenses for the nine-month and three-month periods ended December 31, 1997 are primarily attributable to an increase in the number of employees and the initiation of several research and development projects.

The operating profit for the nine months ended December 31, 1997 was $532,258, compared to $239,547 for the same period last year. The operating profit for the three months ended December 31, 1997 was $139,295, compared to $125,181 for the same period last year.

Income tax expense for the 3 months and 9 months ended December 31, 1997 was $51,176 and $100,831, respectively, compared to $0 in the prior year comparable periods. The Income tax expense results from foreign income, which cannot be offset by the Company's US operating loss carry forward.

For the nine months ended December 31, 1997 a net income totaled of $374,506, compared to $160,314 for the nine months ended December 31, 1996 and $80,841 compared to $91,021 for the three months ended December 31, 1997 and 1996, respectively.


The Registrant sells Macroplastique and its related ancillary products, and Bioplastique(TM)Implants for use in augmenting other soft tissues. Management's current objectives are to focus on growth in sales and market penetration of the Macroplastique Implant line for incontinence and Vesicoureteric reflux treatment.

UROPLASTY, INC. and Subsidiaries


PART II - OTHER INFORMATION



Except for the following none of the items contained in PART II of Form 10-QSB are applicable to the Company for the quarter ended
December 31, 1997.



ITEM 5. OTHER INFORMATION

This Form 10QSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "estimate", or "continue" or comparable terminology are intended to indicate forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including the following: the fluctuation in the Company's operating results; the impact of competition;
new product development cycles and the market acceptance of the Company's products; the Company's ability to protect its intellectual property rights and to resolve any intellectual property disputes on reasonable terms; the ability of the Company to continue to build its distribution network; and obtaining and maintaining government approvals.


No other information.

UROPLASTY, INC. and Subsidiaries


SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UROPLASTY, INC

Dated:  February 11, 1998         By /s/ DANIEL G. HOLMAN
                                  Daniel G. Holman
                                  Chairman, President and CEO
                                 (Principal Executive and Financial Officer)