Form 10QSB/A
period 1997-12-31
UROPLASTY INC
filed 1998-05-05
CIK 890846

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



ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                    December 31, 1997      March 31, 1997
                                    _________________      ______________

ASSETS
Current Assets
  Cash and cash equivalents             $    871,317       $    814,603
  Accounts receivable trade                  628,573            502,744
  Inventories                                226,654            387,373
  Prepaid expenses                           172,707            105,625
                                           _________          _________
Total Current Assets                       1,899,251          1,810,345
                                           ---------          ---------

Property, Plant and Equipment              1,212,540            241,075
  Less accumulated depreciation
  and amortization                          (185,122)           (92,745)
                                           _________          _________
                                           1,027,418            148,330
                                           ---------          ---------

Intangible assets, net of
  accumulated amortization                    87,571             80,030
                                           _________          _________
TOTAL ASSETS                            $  3,014,240       $  2,038,705
                                           =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                      $    157,380       $    160,811
  Accrued liabilities
    Compensation and payroll taxes            61,440             62,364
    Royalties                                 18,300             12,400
    Income tax                                54,763                  0
    Vat payable                               38,225             32,547
    Other                                     23,836             95,219
  Current maturities - long termt debt  $     47,712       $     36,954
                                           _________          _________
Total Current Liabilities                    401,656            400,295
                                           ---------          ---------

Long Term Debt, less current maturities      641,201            407,994

Total Liabilities                          1,042,857            808,289
                                           ---------          ---------

Shareholders' equity
  Common stock $.01 par value;
   Authorized 20,000,000 shares
   Issued and outstanding -
   4,170,525 shares                           41,705             36,495
  Additional paid in capital               2,412,309          1,963,560
  Accumulated deficit                       (345,988)          (664,470)
  Cumulative translation adjustment         (131,643)          (100,169)
  Note receivable                             (5,000)            (5,000)
                                          __________         __________
Total Shareholders' Equity                 1,971,383          1,230,416
                                          ----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS'       __________         __________
EQUITY                                  $  3,014,240      $   2,038,705
                                          ==========         ==========

See accompanying notes to consolidated financial statements.



UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                Three months ended
                                                   December 31

                                                1997               1996
                                          __________         __________

Net sales                               $  1,108,051       $    906,250
Cost of goods sold                           235,595            231,293
                                          __________         __________
  Gross profit                               872,456            674,957

Operating expenses:
  General and administrative                 239,076            132,538
  Research and development                   255,363            183,386
  Selling and marketing                      238,722            233,852
                                          __________         __________
                                             733,161            549,776
                                          ----------         ----------

  Operating profit                           139,295            125,181

Other income (expense)
  Interest income                              1,991              1,059
  Interest expense                            (2,205)            (9,038)
  Foreign currency exchange gain (loss)       (2,014)           (26,181)
                                          ----------         ----------
                                              (2,228)           (34,160)

   Income pretax                             137,067             91,021

Income tax expense                            51,176                  0
                                          __________         __________
Net income                              $     85,891       $     91,021
                                          ==========         ==========

Basic earnings per share                        $.02               $.03

Diluted earnings per share                      $.02               $.03

Weighted average common shares outstanding:
Basic                                      4,170,525          3,628,612
Diluted                                    4,482,407          3,628,612


                                                 Nine months ended
                                                   December 31

                                                1997               1996
                                          __________         __________

Net sales                               $  3,174,654       $  2,415,923
Cost of goods sold                           694,844            571,356
                                          __________         __________
  Gross profit                             2,479,810          1,844,567

Operating expenses:
  General and administrative                 714,142            497,036
  Research and development                   548,544            425,932
  Selling and marketing                      684,866            682,052
                                          __________         __________
                                           1,947,552          1,605,020
                                          ----------         ----------

  Operating profit                           532,258            239,547

Other income (expense)
  Interest income                              5,133              1,592
  Interest expense                           (11,676)           (27,749)
  Foreign currency exchange loss            (106,402)          (113,251)
  Other                                            0             60,175
                                          ----------         ----------
                                            (112,945)           (79,233)

   Income pretax                             419,313            160,314

Income tax expense                           100,831                  0
                                          __________         __________
Net income                              $    318,482       $    160,314
                                          ==========         ==========



Basic earnings per share                        $.08               $.05

Diluted earnings per share                      $.08               $.05

Weighted average common shares outstanding:
Basic                                      3,975,358          3,540,379
Diluted                                    4,239,359          3,540,379




See accompanying notes to consolidated financial statements.

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                    Nine months ended
                                                      December 31

                                                1997               1996
                                          __________         __________


Cash flows from operating activities:
   Net income                           $    318,482     $      160,314
   Adjustments to reconcile net income
   to net cash provided by:
      Depreciation and amortization          106,958             55,416
      Loss on disposal of assets                   0             45,000
      Changes in operating assets and
      liabilities
         Accounts receivable                (125,829)          (162,083)
         Inventories                         160,719           (120,572)
         Prepaid expenses                    (67,082)             6,896
         Accounts payable                     (3,431)           (12,625)
         Unearned income                      10,462                  0
         Accrued liabilities                  15,763           (117,855)
------------------------------------------------------------------------
Net cash provided by (used in)
operating activities                         416,042           (145,509)
------------------------------------------------------------------------

Cash flows from investing activities:
   Payments for property, plant and equipm. (971,465)           (83,492)
   Payments relating to intangible assets    (22,122)           (12,635)
   Proceeds from sale of intangible asset          0                  0
------------------------------------------------------------------------
Net cash (used in) investing activities     (993,587)           (96,127)
------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term obligations        (472,775)           (39,503)
  Proceeds from issuance of notes payable    684,549             41,100
  Net proceeds from issuance of stock        453,959            145,000
  Payments received on note receivable             0             22,595
------------------------------------------------------------------------
Net cash provided by
financing activities                         665,733            169,192
------------------------------------------------------------------------

Exchange rate changes                        (31,474)           100,609
------------------------------------------------------------------------
Net increase in cash and
cash equivalents                              56,714             28,165


Cash and cash equivalents at beginning
of period                                    814,603            718,630
------------------------------------------------------------------------
Cash and cash equivalents at end
of period                                $   871,317        $   746,795
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


(5)  Adjustments to financial statements

For the quarter ended December 31, 1997, a foreign currency translation gain totaling $5,050 or $0.00 per diluted share was recorded as a translation adjustment within shareholders' equity rather than as an exchange gain in the statement of operations. This restatement involved a non-operating gain associated with foreign currency exchange rate risk and did not impact total shareholders' equity.

UROPLASTY, INC. and Subsidiaries

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below is management's discussion and analysis of financial condition and results of operations for the nine months and quarters ended December 31, 1997 and 1996.


Liquidity and Capital Resources

Uroplasty and its wholly-owned subsidiaries' capital resources are derived from existing sales of the Company's products. As of December 31, 1997, the Company had approximately $871,000 in cash and cash equivalents. Management believes the success being experienced with Macroplastique (R) Implants will continue to have an increasing effect on the monthly sales level, however, in the event sales do not increase, management believes that operating expenses can be reduced in order to limit the use of its cash resources without significantly impairing its ability to develop the Macroplastique Implant market, which would be slowed under such circumstances.

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

For the nine months ended December 31, 1997 net income totaled
$318,482, compared to $160,314 for the nine months ended December 31, 1996 and $85,891 compared to $91,021 for the three months ended December 31, 1997 and 1996, respectively.


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