Form 10KSB
period 1998-03-31
UROPLASTY INC
filed 1998-06-03
CIK 890846

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-KSB

Annual Report Pursuant To Section 13 or 15(d) of the Securities
Exchange Act of 1934
for the fiscal year ended March 31, 1998.



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

                         YES [X]        NO [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year........$4,335,908....

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate I Rule 12b-2 of the Exchange Act.) $_not applicable_, as of May 26, 1998. However see Item 5, hereof.

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

		YES [ ]        NO [ ]   Not subject to Exchange Act at time  [X]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,192,525 shares on May 26, 1998

DOCUMENTS INCORPORATED BY REFERENCE

     None of the type referenced.


Transitional Small Business Disclosure Format
YES [ ]        NO [X]






PART I



Introduction

   Uroplasty, Inc. is referred to in this Report as "Uroplasty" or the "Registrant".

Item 1.  Description of Business


General

   The Registrant designs, develops, manufactures and markets medical products primarily for the treatment of urinary incontinence. The Registrant's key product is Macroplastique(R), an injectable soft tissue bulking agent currently used to treat certain types of stress urinary incontinence ("SUI"), the most common form of urinary incontinence.
SUI refers to involuntary loss of urine as a result of activities that increase intra-abdominal pressure, such as coughing, laughing or exercising. Macroplastique also is used to treat vesicoureteral reflux ("VUR"), a condition occurring mostly in children in which urine flows backward from the bladder into the kidney. In addition, some doctors in Europe are beginning to use Macroplastique to treat incontinence in men recovering from prostate surgery. In June 1996, Macroplastique received a CE mark in Europe (similar to FDA approval in the United States), allowing the product to be sold throughout the European Union. Macroplastique is not sold in the United States because it has not been approved for marketing by the Food and Drug Administration ("FDA"). Through this offering, the Registrant seeks to fund its efforts to obtain FDA pre-market approval for Macroplastique, which would allow the Registrant to enter the U.S. female stress urinary incontinence treatment market.

   It is estimated that urinary incontinence afflicts about 5% of the general population and women comprise about 85% of the sufferers. In Europe, currently the Registrant's largest market, approximately 17 million people suffer from various forms of urinary incontinence and about 14.5 million of these sufferers are women. Bulking agents such as Macroplastique are used to treat women with SUI caused by intrinsic sphincter deficiency, estimated by the Registrant to comprise 10% of the female incontinence market or about 1.4 million women in Europe alone. VUR is primarily a pediatric concern, with a prevalence estimated to be as high as 1% of the pediatric population. The Registrant estimates that about half of this population are candidates for Macroplastique treatments. Of the estimated
2.6 million European men who are incontinent, the Registrant believes about 25% are candidates for treatment with Macroplastique.

   Macroplastique consists of soft, flexible, solid, highly textured particles of heat vulcanized polydimethylsiloxane (solid silicone) suspended in a water-based biocompatible carrier solution. Macroplastique is not a silicone gel, the compound which became controversial in its use in breast implants. Macroplastique was first introduced in the European urological marketplace in 1991 and has been used to treat approximately 15,000 patients over the last seven years with no reported serious product related adverse incidents.


Urinary Incontinence Market

   Urinary incontinence is an involuntary loss of urine, so severe it has social and/or hygienic consequences. In varying degrees, urinary incontinence is a problem suffered by millions of people worldwide.
The Agency for Health Care Policy and Research (a division of the Public Health Service, U.S. Department of Health and Human Services) estimated in 1996 that there were approximately 13 million adults with urinary incontinence in the United States. The same agency estimated the total cost (utilizing all management and curative approaches) of treating incontinence of all types in the United States as $15 billion in 1996. Urinary incontinence can result in a substantial decrease in a person's quality of life and is often the main reason a family commits an elderly person to nursing home care.

   The Registrant estimates there are approximately 11 million female urinary incontinence sufferers in the United States and 14.5 million female urinary incontinence sufferers in Europe. Of these populations, the Registrant believes that there are approximately 1 million American women and 1.4 million European women who are suitable for treatment with Macroplastique. The Registrant expects that the incidence of urinary incontinence will rise as the percentage of elderly people continues to increase.


Types of Urinary Incontinence

   The mechanisms of urinary incontinence are complicated and involve the interaction between several anatomical structures. In females, urinary continence is primarily controlled by the urinary sphincter. This muscle surrounds the urethra and provides constrictive pressure to prevent urine from flowing out of the bladder. Urination occurs when the urinary sphincter relaxes as the bladder contracts, allowing urine to flow through the urethra. The urinary sphincter is also responsible for maintaining continence during periods of physical stress. Urinary incontinence may result when any part of the urinary incontinence tract fails to function as intended. A broad range of conditions and disorders can cause incontinence, including birth defects (e.g. spina bifida), pelvic surgery, injuries to the pelvic region or the spinal cord, neurological diseases, (e.g. multiple sclerosis, poliomyelitis) and degenerative changes associated with aging.


   Stress Urinary Incontinence: Stress urinary incontinence ("SUI") refers to the involuntary loss of urine due to an increase in intra-abdominal pressure from coughing, sneezing, laughing, straining or lifting. In women, the most common cause of SUI is hypermobility, a lack of anatomic stability primarily caused by weak surrounding tissue, which results in the abnormal movement of the bladder neck and urethra. This anatomical problem is often the result of childbirth. SUI can also be caused by intrinsic sphincter deficiency (ISD), or the inability of the urinary sphincter valve or muscle to function properly. ISD can be due to congenital sphincter weakness or deterioration of the muscular wall of the urethra after trauma, prostatectomy, spinal cord lesion or radiation therapy. To date, Macroplastique has been used to treat incontinence in women suffering from SUI caused by intrinsic sphincter deficiency.

   Urge Incontinence: Urge incontinence refers to the involuntary loss of urine associated with an abrupt and strong desire to urinate. Urge incontinence often occurs with neurologic problems, causing the bladder to contract and empty with little or no warning. Urge incontinence is typically caused by central nervous system lesions (such as a stroke) which impair inhibition of bladder contraction, and local irritating factors such as urinary infection or bladder tumors.

   Overflow Incontinence: Overflow incontinence is associated with an over-distention of the bladder. This can be the result of an underactive bladder or an obstruction in the bladder or urethra.

   Mixed Incontinence:  Mixed incontinence is the combination of urge and
stress incontinence (and, in some cases, overflow).   Since prostate
enlargement often obstructs the urethra, older men often have urge incontinence coupled with overflow incontinence.


Management and Treatment of Urinary Incontinence

   There are two general approaches to dealing with urinary incontinence. One approach is to manage the symptoms of urinary incontinence, such as with pads or diapers. The other approach consists of curative measures that attempt to restore continence, such as surgery or treatment with bulking agents. The Registrant suggests the treatment of stress urinary incontinence should proceed from the least invasive to the most invasive therapy.


Management of Urinary Incontinence

   Absorbent Products: Absorbent products are probably the most common treatment for urinary incontinence of all types; most men and women use these products without consulting a physician. The cost of diapers and pads can be substantial, thus creating a continuous financial burden for patients. Additionally, this management technique requires frequent changing of diapers and pads to control patient embarrassment due to odor.

   Behavior Modification: The techniques used in behavior modification include bladder training, scheduled voiding and pelvic floor muscle exercises ("kegels"). Some of the tools used in conjunction with these training regimes are vaginal cones or weights, biofeedback devices and electrical stimulation. While these are typically low-risk procedures, they do not work for many patients and even where effective they only partly alleviate the symptoms and are seldom curative.

   Penile Compression Devices: Penile clamps are reserved for temporary use with male incontinence. Complications such as penile and urethral erosion, penile edema, pain and obstruction can occur if clamps are improperly used.

   Pelvic Organ Support Devices: Pelvic organ support devices such as pessaries (doughnut-shaped devices made of flexible materials) are designed to temporarily reduce pelvic prolapse and alleviate symptoms of pelvic relaxation in females with and without incontinence. Complications can result when these devices are misused or neglected and can include ulceration of the vagina and rectovaginal and vesicovaginal fistula. Persons using pessaries require frequent and regular monitoring.

   Occlusion Devices: Urethral occlusion devices, or "plugs," consist of tiny disposable products intended to be used by a sub-segment of stress incontinent women (women that are younger, more physically active, and are motivated to use a disposable urethral plug on a daily basis). The primary problems with this device are urinary tract infections, treatment compliance and progressive urethral dilation which may require larger plugs over time.

   Urinary Catheters and Collection Devices: There are four types of urinary catheters: 1) intermittent (inserted through the urethra into the bladder every 3 to 6 hours for bladder drainage; may be appropriate for the management of acute or chronic urinary retention); 2) indwelling (closed sterile system inserted through the urethra to allow for bladder drainage; may be needed for short-term treatment and for terminally ill patients);
3) suprapubic (requires percutaneous or surgical introduction of a catheter into the bladder through the abdominal wall, for short-term use following gynecologic, urologic and other types of surgery or as an alternative to long-term urethral catheter use in men); and 4) external collection
(devices made from latex rubber, polyvinyl or silicone like a condom and are secured on the shaft of the penis by a double-sided adhesive, latex or foam strap and are connected to urine collecting bags by a tube; may be useful for short-term maintenance). The type and severity of incontinence and the patient's physical and mental condition determine which is the best catheter option for the patient.

   Drug Therapy: Drug treatment is used to manage multiple types of urinary incontinence. These drugs tend to fall into one of two categories: those that manage urge urinary incontinence by affecting the contraction of the muscle tissue of the bladder and those that manage stress urinary incontinence by either affecting contraction of the muscle tissue of the bladder neck or improving the quality of the mucosal lining of the bladder neck and urethra. Drugs seldom cure stress urinary incontinence and the potential side effects include urinary retention, nausea, dizziness, blurred vision and the possibility of unwanted interactions with other drugs.


Curative Treatments for Urinary Incontinence

   Surgery: In women, stress urinary incontinence can be surgically corrected through various suspension and sling procedures. In these procedures, the physician elevates and stabilizes the urethra and bladder neck. Current surgical procedures require vaginal or abdominal incisions and are typically performed under general anesthesia. Surgery is expensive, traumatic and involves a 3-10 day hospital stay with several months required for full recovery. In men, the main surgical option is an implanted artificial urinary sphincter. However, it carries with it the inherent risks of device malfunction, tissue erosion and atrophy and infection. In practice, the artificial urinary sphincter is rarely applicable to the management of uncomplicated stress incontinence.

   Injectable Bulking Agents: Bulking agents are inserted with a needle into the area around the urethra, thereby augmenting the sphincter. Hence, these materials are often called "bulk-enhancing agents" or "injectables." Bulking agents may be either synthetic or biologically derived. Bulking agents are an attractive alternative to surgery because they are considerably less invasive than many of the surgical procedures described above. For this reason, bulking agents represent a particularly desirable treatment option for the elderly or infirm who may not otherwise be able to withstand the trauma and morbidity resulting from a fully invasive surgical procedure. Active women also can benefit from the use of bulking agents since their use will often allow the patient to return to normal activities in a matter of days instead of weeks for fully invasive surgical procedures. The 1996 Clinical Practice Guidelines published by the U.S. Department of Health and Human Services recommend periurethral bulking agents as first line treatment for men with intrinsic sphincter deficiency and for women with intrinsic sphincter deficiency who do not have co-existing hypermobility.

   The two major types of bulking agents are biologically derived agents and synthetic bulking agents. Biologically derived bulking agents include injections of autologous fat and bovine collagen. Fat injections involve complex, invasive harvesting of the patient's own fat cells and reinjecting them into the bladder neck. Another procedure involves the injection of processed bovine collagen. The two most commonly used synthetic bulking agents are Macroplastique (polydimethylsiloxane) and Teflon(R)paste (polytetrafluoroethylene, also known as PTFE).


Macroplastique

   The Registrant's Macroplastique product is an injectable soft tissue bulking agent primarily used to treat stress urinary incontinence in women. Macroplastique is a proprietary composition of heat vulcanized, highly textured, solid, soft and irregularly shaped polydimethylsiloxane (solid silicone) particles suspended in a biocompatible carrier solution. Based on the Registrant's clinical experience, Macroplastique does not cause chronic inflammation, is not absorbable by the body and does not migrate. Macroplastique is used to provide permanent bulking or augmentation of the urethral sphincter. The actual implantation of Macroplastique is minimally invasive and can be accomplished using less than 30 minutes of the physician's time in an inpatient or outpatient setting. It is designed to restore the patient to normal urinary continence almost immediately following treatment. Macroplastique is also used to treat vesicoureteral reflux, a condition occurring primarily in children, and urinary incontinence in men after prostate surgery.

   The Registrant markets Macroplastique on the basis that its use can lead to lower surgical risk, shorter recovery time and less expense than more invasive alternatives. The advantages of Macroplastique, in the Registrant's view, include the following:

No Absorption/Migration: The Macroplastique elastomer particles are soft, heavily textured and irregularly shaped, to provide numerous surfaces to allow for rapid deposit of host collagen (a form of scar tissue) between the individual particles and around the periphery of the injected product. The highly irregular shapes of optimally sized particles minimize the potential for migration by the propensity of individual particles to interlock with each other to form larger agglomerates.

   Biocompatible: The medical grade polydimethylsiloxane used in Macroplastique is commonly utilized in many other biomedical applications and has a well-documented safety record for biomedical usage. For example, such elastomers have been and are used for long term implants such as pacemaker leads and hydrocephalic shunts. Macroplastique itself has undergone extensive testing to confirm its favorable biocompatibility characteristics.

   Clinical Experience: The Registrant's seven year clinical experience with more than 15,000 patients, all outside the United States, supports the effectiveness of Macroplastique. During this time period, no serious product-related adverse reaction of any kind has been reported to the Registrant.

   Minimally Invasive/Cost Effective: Macroplastique is designed to offer surgeons and their patients a minimally invasive, long-lasting and cost-effective treatment for female and male stress urinary incontinence and vesicoureteral reflux. The Registrant has developed an implantation procedure for Macroplastique that is technologically feasible, easily performed and effective.


Marketing, Distribution and Sales

   The Registrant markets and sells Macroplastique and the related ancillary products used in the implantation procedure only in countries outside the United States, primarily in Europe. The Registrant uses a direct sales force of six persons in the United Kingdom and three persons in the Netherlands. For approximately 20 other countries in which the Registrant markets Macroplastique, it uses a network of distributors, for whom training is provided by the Registrant's technical staff in the Netherlands.


Other Products

   The Registrant also sells the materials contained in Macroplastique for plastic surgery applications under the name Bioplastique(TM)Implants, in limited markets. In addition, the Registrant has been selling some specialized wound care products as a distributor.

   The Registrant recently introduced a new product to the gynecology and urology market called the UroScope(TM). This is a modified short endoscope specifically designed for the administration of Macroplastique in females.


Government Regulations

   As a medical device manufacturer, the Registrant is subject to government regulations in every market where its products are sold. In markets such as the United States and Europe, these regulations are substantial and play a significant role in the Registrant's designing, testing, manufacturing, and marketing of its products.

   In order to market its products within the countries of the European Union, the Registrant is required to obtain CE marking for its products. To obtain CE marking, a product must comply with the requirements set forth in Council Directive 93/42/EEC published in Volume 36 (12 July 1993) of the Official Journal of the European Communities. This document is often called the "Medical Device Directives" (MDD) in Europe. The requirements for new medical devices set forth in this document are based upon their relative risk to the patient. Medical devices that present a low risk to the patient (Class I devices) have relatively few requirements for CE mark authorization. Medical devices that present a greater risk to the patient such as long-term implantables (Class IIb and III) have more rigorous requirements for CE mark approval. CE mark authorization is granted by organizations called
"Notified Bodies" that are approved by their respective national
"Competent Authorities" (which are usually referred to as national Health Ministries) to conduct medical device evaluations. Notified Bodies are technical expert organizations that serve as the auditing and certifying arm of the Competent Authorities.

   Under the European MDD, Macroplastique is considered a Class IIb device. To obtain the CE Mark for Macroplastique, the Registrant was required to submit extensive information regarding the product design, labeling, safety, preclinical and clinical testing results to its Notified Body for evaluation by expert reviewers. In addition, the Registrant maintains registration to rigorous quality standards ISO 9001 and EN46001 (EN46001 references ISO 9001 with additional medical device requirements). After successfully demonstrating full compliance to the MDD, the Notified Body issued a "Certificate of Authorization" to the Registrant in June 1996 which allowed the Registrant to place the CE mark on Macroplastique. With CE marking, Macroplastique can be marketed throughout the European Union after fulfilling any additional national requirements. The Registrant is subject to periodic surveillance audits by its Notified Body to ensure it adheres to the requirements of the MDD. Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Registrant to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Registrant's business, financial condition and results of operations. There can be no assurance the Registrant will not be required to incur significant costs to comply with laws and regulations in the future, or that laws or regulations will not have a material adverse effect upon the Registrant's business, financial condition or results of operations.

   The Registrant maintains facilities in the United States, United Kingdom and The Netherlands, each of which has numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Registrant will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Registrant's ability to do business.

   In the United States, the Registrant must comply with the Federal, Food, Drug and Cosmetic Act, as amended, which is enforced by the Food and Drug Administration (the "FDA"). These regulations are complex but generally function by associating a level of risk with a proposed product. Products which are lower risk, such as surgical gloves (considered a Class I device) have fewer requirements for marketing than products which are life sustaining, diagnostic, or long-term implants (considered Class III devices). The FDA has determined that urethral bulking agents such as Macroplastique are Class III devices subject to a Pre-Market Approval (PMA) application prior to marketing in the United States.

   A PMA application is a rigorous submission that requires the manufacturer to substantiate the product's claims of safety and effectiveness with valid scientific evidence. The PMA process is lengthy and expensive with no guarantee of final approval at its completion. A typical PMA submission includes very detailed, technical descriptions of the proposed device, the device's manufacturing and quality control systems, the pre-clinical (biocompatibility) testing performed on the device, and the results of human clinical studies. After receiving the PMA submission from the manufacturer, the FDA will normally review the information for 1-2 years. During this time period the FDA usually assembles a panel of clinicians to make a non-binding recommendation of whether to approve the product. The FDA will also conduct an onsite inspection of the manufacturer to establish that the FDA's manufacturing and quality system requirements (called Good Manufacturing Practices, or GMP's) will be followed during the production of the device. In some instances, the FDA will decide that additional testing or clinical studies are necessary to support the PMA submission. Such a decision considerably lengthens the time and expense required for obtaining U.S. marketing approval. If the FDA approves PMA submission, it may still place certain conditions on the manufacturer, such as the initiation of a post-marketing study or restrictions to the product's intended use.

   After approval of the PMA submission, the Registrant must comply with other FDA regulations to maintain its U.S. marketing approval. The Registrant's manufacturing facilities will be subjected to routine inspections by the FDA to ensure that the Registrant is in compliance with GMP regulations. Because the Registrant's quality system has already achieved ISO 9001 registration, the Registrant believes that few additional elements will be required to satisfy the GMP regulations. However, there can be no assurance that the FDA would find the Registrant's quality system to be in compliance with all relevant aspects of the requirements (See Business Manufacturing). The Registrant must also comply with U.S. Medical Device Reporting (MDR) regulations, which require companies to document and investigate device malfunctions or any deaths or serious injuries that may be associated with the use of their products. The FDA will also scrutinize all labeling and marketing claims made by the Registrant to ensure that only the product indications specifically approved by the FDA are promoted by the Registrant.

   The Registrant is also subject to a variety of state and local laws and regulations in those states or localities where its product will be marketed. Any applicable state or local regulations may hinder the Registrant's ability to market its products in those states or localities.


Third-Party Reimbursement

   Throughout much of the world, the Registrant sells Macroplastique to hospitals and other users who often transfer the cost of the medical product and services to various third-party payers, such as government health programs, private health insurance plans, managed care organizations and other similar programs. These third-party payers may deny or substantially limit reimbursement if they believe that a medical device was not used in accordance with established payer protocols regarding cost-efficient treatment methods, was used for an unapproved indication or was not otherwise covered. In some markets, medical device manufacturers are being forced to demonstrate the clinical efficacy and cost-effectiveness of their products to third-party payers before these organizations will agree to provide reimbursement to users. Changes to third-party reimbursement policies in the United States, Europe and other potential Macroplastique markets could result in diminished revenues to the Registrant.

   In most European nations and other Macroplastique markets, third party reimbursement is currently available for Macroplastique for the treatment of urinary incontinence. Within the United States, third-party reimbursement is currently available for certain bulking agents and the Registrant expects to obtain third-party reimbursement for Macroplastique if and when the product is approved for marketing. However, there is currently no uniform policy for reimbursement in the United States and no guarantee Macroplastique will be reimbursed at the levels expected by the Registrant, if at all. The availability of third-party reimbursement for Macroplastique or competitors' products and continuing efforts to reduce the costs of health care by decreasing reimbursement rates may reduce the price received by the Registrant for Macroplastique.


Product Liability

   The medical device industry is subject to substantial litigation. The Registrant is a manufacturer of a long-term implantable device and consequently faces an inherent business risk of exposure to product liability claims resulting from alleged adverse effects to the patient.
The Registrant currently carries product liability insurance but there can be no assurance the Registrant's existing insurance coverage limits are adequate to protect the Registrant from any liabilities which it might incur in connection with the clinical trials of Macroplastique or the initial commercialization of Macroplastique in the United States. There can be no assurance that liability claims will not exceed coverage limits. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. Furthermore, the Registrant does not expect to be able to obtain insurance covering its costs and losses as a result of any recall of its products due to alleged defects, whether such a recall is instituted by the Registrant or required by a regulatory agency. A product liability claim, recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business, financial condition and results of operations of the Registrant.


Manufacturing

   The Registrant manufactures Macroplastique at its own facilities in The Netherlands from medical grade materials obtained from qualified suppliers. The Registrant's facilities utilize dedicated heating, ventilation, and high efficiency particulate air (HEPA) filtration systems for the manufacturing area to provide a controlled working environment. All manufacturing processes, including material storage and handling, gowning, and cleaning are performed according to written procedures approved by the Registrant's quality department. All critical manufacturing processes are performed in a cleanroom environment by trained production technicians. An outside vendor sterilizes Macroplastique using a validated method and returns the product to the Registrant for final inspection and testing.

   The Registrant currently purchases all raw materials from single sources. Alternative suppliers for these materials do exist should the current suppliers discontinue production or distribution. However, the Registrant would need to complete additional testing to qualify the materials obtained from any new suppliers. Additionally, limited notice of the need to switch suppliers for either of these materials could result in production delays and inventory depletion.

   The Registrant's manufacturing facilities are periodically audited by an independent registrar to ensure compliance with ISO 9001 and EN 46001 quality system requirements. Prior to marketing the product in the United States, the Registrant will also be inspected by the U.S. FDA and will also be subject to any additional state, local and federal government regulations in both the United States and The Netherlands applicable to the manufacture of the Registrant's products. See Business Government Regulations.


Competition

   Competition in the urinary incontinence products market is intense. The Registrant faces competition from existing manufacturers of management and curative treatments for urinary incontinence, including competing manufacturers of commercially available bulking agents, as well as from companies developing new or improved treatment methods for urinary incontinence. The Registrant believes the principal competitive factors among treatment methods for urinary incontinence include physician and patient acceptance of the method in managing or curing incontinence, cost and the availability of third-party reimbursement, marketing and sales capability and the existence of meaningful patent protection. The Registrant's ability to compete in this market also will depend on the consistency of its product quality and delivery and product pricing. Other factors within and outside the Registrant's control include its product development and innovation capabilities, ability to obtain required regulatory approvals, ability to protect its proprietary technology, manufacturing and marketing capabilities and ability to attract and retain skilled employees.

   Current major competitors who compete in the urinary incontinence management and treatment market include Kimberly-Clark Corp. and Procter & Gamble Co.
for adult diapers and absorbent pads; Empi, Inc. and MedCare Technologies, Inc. with electrical pelvic floor stimulators and behavioral treatments;
Abbott Laboratories, Warners Wellcome and Hoechst Marion Roussell for pharmaceutical treatments; C. R. Bard, Inc., Kendall Co., Mentor Corp. and Baxter International for catheter/urine collection bag drainage systems;
and American Medical Systems, Inc., a division of Pfizer, Boston Scientific Corporation, Influence, Inc. and Johnson & Johnson for sling procedures and artificial sphincter implants. The Registrant believes that some of its current competitors and others that do not have injectable bulking products are also seeking to develop competing bulking agents.

   There are currently at least two injectable soft tissue bulking agent products that compete directly with Macroplastique, both of which are supplied by companies with considerably larger financial and other resources than Uroplasty. These products are Urethrin(R), manufactured and distributed only outside the United States by Mentor, Inc. and Contigen(R), manufactured by Collagen Corporation and distributed by C.R. Bard, in both the United States and foreign markets. The Registrant expects other devices for treating urinary incontinence by means of soft tissue injection therapy will become available in the future and competition will continue to intensify.
In addition, Advanced Uroscience, Inc. and the Convatec division of Bristol, Meyers, Squibb are seeking regulatory approval for an injectable bulking agent.

   Many of the Registrant's competitors and potential competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than the Registrant. In addition, many of the Registrant's competitors offer broader product lines within the urology market, which may give such competitors the ability to negotiate exclusive, long-term supply contracts and to offer comprehensive pricing for their products. It is possible that other large health care and consumer products companies may enter this industry in the future. Furthermore, smaller companies, academic institutions, governmental agencies and other public and private research organizations will continue to conduct research, seek patent protection and establish arrangements for commercializing products. Such products may compete directly with any products which may be offered by the Registrant in the future.


Dependence on One or a Few Major Customers

   Approximately 14% of the Registrant's total sales during the fiscal year period ended March 31, 1998 were made to ABS, the distributor covering France. ABS holds 100,000 shares of Uroplasty common stock.


Patents, Trademarks, and Licenses

   The Registrant's success depends in part on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Registrant seeks to protect its technology by filing patent applications for patentable technologies that it considers important to the development of its business based on an analysis of the cost of obtaining a patent, the likely scope of protection and the relative benefits of patent protection compared to trade secret protection, among other considerations. The Registrant also relies upon trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position.

   Multiple patents covering the Macroplastique materials, processes and applications have been issued to the Registrant by the United States, United Kingdom, German and Japanese Patent Offices. Applications are also currently pending in various other countries, including Canada and other European countries. There can be no assurance that any of the Registrant's pending or future U.S. or foreign patent applications will result in issued patents, or that any issued patents will be of sufficient scope or strength to provide meaningful protection of the Registrant's products. The coverage sought in a patent application can be denied or significantly reduced before the patent is issued. In addition, there can be no assurance that any current or future U.S. or foreign patents of the Registrant will not be challenged or circumvented by competitors or others, or that such patents will be found to be valid or sufficiently broad to protect the Registrant's technology or provide the Registrant with any competitive advantage.
Should attempts be made to challenge, circumvent or invalidate the Registrant's patents in the U.S. Patent and Trademark Office or courts of competent jurisdiction, including administrative boards or tribunals, the Registrant may have to participate in legal or quasi-legal proceedings therein to maintain, defend or enforce its rights in these patents. Any legal proceedings to maintain, defend or enforce the Registrant's patent rights could be lengthy and costly, with no guarantee of success.

   The Registrant also relies heavily upon trade secrets and other proprietary information. The Registrant seeks to maintain the confidentiality of such information by requiring employees, consultants and other parties to sign confidentiality agreements and by limiting access by parties outside the Registrant to such information. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of this information or that others will not be able to independently develop such information. Additionally, there can be no assurance that any agreements regarding confidentiality and non-disclosure will not be breached, or, in the event of any breach, that adequate remedies would be available to the Registrant.

   In 1992, the Registrant and its then parent, Bioplasty, Inc., were sued by Collagen Corporation, which alleged that Macroplastique infringed on one of its U.S. patents for a bulking agent. The parties entered into a license and settlement agreement in 1993 pursuant to which the Registrant pays Collagen a royalty of 5% of net sales of certain products sold in the United States with a minimum of $50,000 per year. Recently, the Registrant received several letters from Collagen's counsel questioning whether additional royalties were payable as a result of either the manufacture or sale by the Registrant of Macroplastique in the United States. The Registrant's position is that royalties are payable only on "net sales" in the United States, and, there having been none, no additional royalties are payable. Collagen has not brought any new or renewed legal action in connection with its claims and allegations. There can be no assurance, however, that Collagen or any other third party will not pursue legal action with respect to these matters.

   Claims by competitors such as Collagen and other third parties that the Registrant's products allegedly infringe the patent or other intellectual property rights of others could have a material adverse effect on the Registrant. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, and intellectual property litigation may be used against the Registrant as a means of gaining a competitive advantage. Intellectual property litigation is complex, time-consuming and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Registrant and significant diversion of the efforts of the Registrant's technical and management personnel. An adverse outcome in any litigation could subject the Registrant to significant liabilities to third parties, require disputed rights to be licensed from others, if licenses to such rights could be obtained, or require the Registrant to cease making, using or selling certain products. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on terms acceptable to the Registrant, if at all. In addition to being costly, protracted litigation to defend or prosecute intellectual property could result in the Registrant being unable to commercialize Macroplastique on a timely basis or at all, and could have a material adverse effect on the Registrant's business, financial condition and results of operations.

   Although the Registrant intends to apply for additional patents and vigorously defend issued patents, management believes that its success as a business will depend primarily upon its development and marketing skills, and the quality and economic value of its products rather than on its ability to obtain and defend patents.

   The Registrant has a Royalty Agreement with three individuals, two of whom are former officers and directors. Under such Agreement, the Registrant pays royalties, in the aggregate, of three to five percent of net sales of Macroplastique, subject to a monthly minimum of $4,500. The royalties payable under this Agreement will continue for the life of the patent referenced in the Agreement.

   In December 1995, the Registrant obtained a license for a urethral guiding device designed to make implantation of Macroplastique easier and more precise. Under this agreement, the Registrant made a cash payment of approximately $30,000 to the licensor and will make royalty payments at the rate of 10% of the worldwide net sales of this device for a period of 10 years.


Research and Development

   The Registrant has an active Research and Development program working to develop new products in the field of incontinence. The Registrant is also continually working on new methods and devices for the implantation of Macroplastique and on new applications for this material. Expenditures for research and development totaled $778,082 and $610,677 for the fiscal years ended March 31, 1998 and March 31, 1997, respectively. None of these costs were borne directly by customers.

   For fiscal year 1999, the Registrant's research and development expenses will increase significantly. This is due, in part, to the accounting protocol of treating regulatory expenses as research and development expenses. See "Management's Discussion and Analysis".

   The Registrant has acquired the rights to a urethral guiding device designed to make implantation of Macroplastique in women simpler and more precise. The Registrant intends to introduce this device late in fiscal year 1999. The Registrant currently does not intend to charge doctors separately for this product. Instead, the Registrant will provide an implantation kit including Macroplastique, the urethral guiding device and administration needles. The Registrant expects the new device to make implantation easier and allow it to be performed on an outpatient basis at the doctor's office. Currently, Macroplastique is injected using a more cumbersome endoscope and patients are usually admitted to the hospital and put under general anesthesia during the procedure.

   The Registrant is developing a pubovaginal sling which is a surgically implanted device providing support for the bladder neck and urethrea. This device is expected to expand the Registrant's product line to cover a broader range of female SUI. The Registrant intends to introduce this product into the U.S. market in early fiscal 2000, pending submission and approval of a 510(k) review by the FDA.


Compliance with Environmental Laws

   Compliance by the Registrant with applicable environmental requirements during its fiscal years ended March 31, 1998 and 1997 has not had a material effect upon the capital expenditures, earnings or competitive position.


Employees

   As of March 31, 1998, the Registrant had thirty-eight employees, of which thirty-two were full-time, two temporary and four part time. None of such employees has a collective bargaining agreement with the Registrant.


Former Parent, and Current Subsidiaries

   The Registrant was incorporated in January 1992 as a wholly-owned subsidiary of Bioplasty, Inc., which was primarily a manufacturer and distributor of breast implants. Because of extensive products liability litigation brought against Bioplasty and all other manufacturers of breast implant products, Bioplasty, Inc. and Uroplasty, Inc. filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code in April 1993. On January 31, 1994, the U.S. Bankruptcy Court confirmed the Joint Plan of Reorganization (the "Plan") of Bioplasty, Inc. and Uroplasty, Inc. Under the Plan, all equity interests held by Bioplasty, Inc. in Uroplasty, Inc. were canceled and new shares of each of Bioplasty, Inc. and Uroplasty, Inc. were issued to creditors, claimants and certain investors. Such persons became the shareholders of Uroplasty, Inc. In addition, under the Plan all pre-petition claims, including known and unknown products liability claims, against Bioplasty, Inc. and Uroplasty, Inc. were discharged, except for certain claims and expenses identified by name and amount, which were allowed by the Court.

   In January 1995, Uroplasty, Inc. acquired from Bioplasty, Inc. in a tax-free exchange transaction approved by the shareholders of both companies all its remaining operating assets and liabilities, including the stock of its foreign subsidiaries, in satisfaction of obligations due Uroplasty, Inc. generated in the normal course of business.

   The Registrant's wholly-owned foreign subsidiaries and their respective principal functions are as follows:

Uroplasty BV    Incorporated in The Netherlands, is the manufacturer of
                  Macroplastique, and sells Macroplastique outside of The Netherlands to distributors
Uroplasty LTD   Incorporated in and acts as the sole distributor of
                  Macroplastique, Bioplastique and wound care products in the United Kingdom
Bioplasty BV    Incorporated in and acts as a distributor of
                  Macroplastique, Bioplastique and wound care products in The Netherlands


Item 2. Description of Property

   The Registrant owns office and warehouse space at Hofkamp 2, 6161 DC Geleen, The Netherlands. In addition, the Registrant leases office, warehouse, laboratory and production space at 2718 Summer Street NE, Minneapolis Minnesota 55413-2820, USA; and office and warehouse space at Unit 3, Woodside business Park, Whitley Wood Lane, Reading, Berkshire RG2 8LW, United Kingdom; and office, warehouse, laboratory and manufacturing space at Industrieweg 12, 5627 BS Eindhoven, The Netherlands; and office space at Hertogsingel 54, 6214 AE Maastricht, The Netherlands. The Registrant considers its facilities adequate for its foreseeable needs.


Item 3. Legal Proceedings

   The Registrant is not, as of the date hereof, a party to any material pending legal proceedings, nor is its property the subject of any such proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

   The Registrant did not submit any matter to a vote of its security holders during the fourth quarter of its recently completed fiscal year.


Item 5. Market for Common Stock

   As of the date hereof, there is only a limited public trading market for the Company's common stock. Although one broker dealer published bid and ask quotations for the Company's common stock on an irregular basis during the period March through June, 1997, the Company is not aware of any shares that were either purchased or sold through such broker dealer.

The following table sets forth the high and low bid prices for the Company's Common Stock, as reported in the NASD'S Bulletin Board system (market symbol UROP), on a quarterly basis, from July 1997, through March 1998, and for the period April 1, 1998 through May 8, 1998. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

   Quarter                        Low Bid         High Bid

   July 1   September 30, 1997      $.1/2          $3.3/16
   October 1   December 31, 1997     3              3.1/2
   January 1   March 31, 1998        2.1/4          3.1/4
   April 1   May 8, 1998             3              5

   As of May 8, 1998, the Company's Common Stock was held of record by approximately 500 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS DISCUSSION OF THE FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS OF THE REGISTRANT SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE WITHIN THIS ANNUAL REPORT, AND THE MATERIAL CONTAINED IN THE "RISK FACTORS" AND "BUSINESS" SECTIONS OF THIS ANNUAL REPORT.

Overview

   The Registrant was incorporated in Minnesota in 1992 as a wholly-owned subsidiary of Bioplasty, Inc. ("Bioplasty"), a manufacturer of breast implants. Bioplasty, along with other breast implant manufacturers, became subject to numerous product liability class action lawsuits. As a result, Bioplasty and the Registrant filed for protection under Chapter 11 of the Federal Bankruptcy Code in 1993. The Registrant emerged from Chapter 11 in February, 1994, as a separate and distinct entity from Bioplasty.

   The Registrant sells Macroplastique and the related ancillary products for use in augmenting soft tissues for the purpose of treating urinary incontinence At this time, sales are only made outside the United States because the Registrant does not have regulatory approval to market its product in the United States.

   The Registrant's current objectives are to focus on growth in sales and market penetration of Macroplastique in the European market for urinary incontinence and vesicoureteral reflux treatment, and to begin the U.S. regulatory process for Macroplastique as a treatment for female stress urinary incontinence.

   The Registrant also sells the Macroplastique product in a different configuration for plastic surgery applications under the name
Bioplastique(TM), in limited markets. In addition, the Registrant has been selling some specialized wound care products as a distributor.


Results of Operations

   During the year ended March 31, 1998, net sales were $4,335,908 compared to $3,334,563 during the year ended March 31, 1997. This increase of $1,001,345 (30%) is the result of substantially higher sales of the Macroplastique product line as a result of increased market penetration by existing distribution outlets. Unit sales of Macroplastique increased 46% for the same period. Sales of Macroplastique were approximately 91% of total sales. It is expected that Macroplastique sales will continue to grow through further market penetration by existing distribution outlets, expansion of its distribution network and the introduction of innovations in Macroplastique implantation techniques.

   The gross margin percentage improved from 77% in fiscal 1997 to 78% in fiscal 1998. Management believes that this high level of the gross margin percentage can be maintained as a result of the establishment of a new manufacturing facility, located in Eindhoven, The Netherlands.

   Operating expenses increased 24% from $2,204,590 in fiscal 1997 to $2,736,288 in fiscal 1998. The increase in operating expenses is primarily attributable to an increase in the number of employees and the initiation of several research and development projects. General and administrative costs increased from $685,430 in fiscal 1997 to $994,068 in fiscal 1998. Research and development expenses increased from $610,677 in fiscal 1997 to $778,082 in fiscal 1998. Selling and marketing costs increased from $908,483 in fiscal 1997 to $964,138 in fiscal 1998.

   Management believes there will be upward pressure on selling, general and administrative expenses as efforts continue to market Macroplastique. Additionally, management anticipates increased expenditures for research and development projects associated with U.S. regulatory activities for fiscal 1999.

   The operating profit for the year ended March 31, 1998, was $661,642, compared to $376,204 for the same period last year, an increase of 76%. This increase is attributed to a higher sales level and controlled operating expenses.

   Income tax expense for the year ended March 31, 1998, was $111,860, compared to $0 for the twelve months ended March 31, 1997. The increase in income tax expense results primarily from the non-availability in 1998 of foreign net operating losses which were available in 1997.

   For the year ended March 31, 1998, net income totaled $407,841, compared to $218,221 for the twelve months ended March 31, 1997, an increase of 87%.


Liquidity and Capital Resources

   The Registrant and its wholly-owned subsidiaries' capital resources are derived from existing sales of the Registrant's products. As of March 31, 1998, the Registrant had approximately $890,000 in cash and cash equivalents.

   There is currently no financing arrangement in place for the Registrant's working capital needs, and the Registrant has no material unused sources of liquidity other than its cash reserves and its accounts receivable balances.

   In November, 1997, due to expansion, the Registrant purchased an office building for its international headquarters in Geleen, The Netherlands. The purchase price of the building was $590,000 and was fully financed through the issuance of a Note Payable, with a variable interest rate (5% per annum at March 31, 1998). Monthly payments consist of $2,563 of principal plus variable rate interest through November 2017. In addition, during the fiscal year the Registrant made other capital purchases of approximately $450,000, including primarily building improvements and equipment for a new manufacturing plant in Eindhoven, The Netherlands, which was financed by cash from operations.

   The proceeds of the sale of the maximum number of shares offered, in addition to cash generated by product sales, will be used to pursue an Investigational Device Exemption (IDE) application and Premarket Approval
(PMA) application for Macroplastique with the U.S. Food and Drug Administration. If only the minimum number of shares offered is sold, proceeds will not be sufficient to complete the PMA and additional cash from internal or other sources will be needed.

   The Registrant has significant operations in the United States and internationally. United States net operating loss carryforwards can not be used to offset taxable income in foreign jurisdictions. Furthermore, repatriation of dividends to the U.S. parent may result in additional foreign or U.S. taxes.


YEAR 2000 COMPLIANCE

The financial impact to the Company of year 2000 compliance has not been and is not expected to be material to the Company's financial position or results of operations in any given year. The Company's existing information system, consisting of hardware and software supplied by third parties, is year 2000 compliant. However, because most computer systems are by their nature, interdependent, it is possible that non-compliant third party computers could "reinfect" the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this problem. The Company intends to develop a plan to communicate with the unrelated parties, including its regulatory consultants with whom it deals, to coordinate year 2000 compliance. The costs incurred in addressing year 2000 compliance will be expensed as incurred, in compliance with GAAP.


FORWARD-LOOKING STATEMENTS

   The Registrant may from time to time make written or oral "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in this Annual Report and in documents filed by the Registrant with the Securities and Exchange Commission and in its reports to stockholders, as well as elsewhere. "Forward-looking statements" are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions related to any of the foregoing, and may be identified by the use of forward-looking terminology, such as "may, "expect," "anticipate," "estimate, "goal," "continue," or other comparable terminology. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to the Registrant's future performance that may cause the actual results, performance or achievements of the Registrant, or industry results, to differ materially from those expressed or implied in any such "forward-looking statements". Any such statement is qualified by reference to the following cautionary statements.

   The Registrant's business operates in highly competitive markets and is subject to changes in general economic conditions, competition, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in the Registrant's Securities and Exchange Commission filings.

   In this Annual Report, the following sections contain "forward-looking statements": "Risk Factors"; "Business"; and "Management's Discussion and Analysis of Financial Condition and Results of Operation". Various factors and risks (not all of which are identifiable at this time) could cause the Registrant's results, performance or achievements to differ materially from that contained in the Registrant's forward-looking statements, and investors are cautioned that any forward-looking statement contained herein or elsewhere is qualified by and subject to the warnings and cautionary statements contained above and in the Risk Factors section of this Annual Report.

   The Registrant does not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Registrant.


RISK FACTORS

   The securities offered hereby are highly speculative, illiquid, involve a high degree of risk and immediate substantial dilution and should be purchased only by persons who can afford to lose their entire investment. In evaluating an investment in such securities, prospective investors should carefully consider the following risk factors and other information contained in this Report.


Government Regulation International and United States

   Inability to Market or Sell Macroplastique in United States; Uncertainty of Obtaining FDA Marketing Approval. The Registrant's product, manufacturing processes and product development activities are subject to extensive and rigorous regulation by governmental and regulatory authorities in foreign countries similar to the U.S. Food and Drug Administration ("FDA"). In Europe, where the Registrant has been marketing Macroplastique since 1991, the Registrant's introduction of medical devices as well as its design, manufacturing, labeling, distribution, sale, marketing, advertising, promotion and recordkeeping procedures for its products are subject to laws and regulations governing medical devices contained in the European Medical Device Directives ("MDD"). In June, 1996, the Registrant received a Certificate of Authorization for affixing the CE mark (Conformite
Europeene) on Macroplastique based upon compliance with the MDD.

   In the United States, the Registrant cannot market or sell
Macroplastique until Investigational Device Exemption ("IDE") and subsequent Pre-Market Approval ("PMA") authorization for Macroplastique are received from the FDA. As of the date of this Annual Report, the Registrant had not submitted an IDE application to the FDA to request authority to commence human clinical studies in the United States. There can be no assurance that the requisite approvals or certifications will be granted or Macroplastique or any other product, on a timely basis, or at all, or that such regulatory reviews will not involve delays that would conflict with the Registrant's ability to commercialize its products in the United States.

   Even if regulatory approval to market a product is obtained from the FDA, this approval may necessitate limitations on the indicated uses of the product. Marketing approval can also be withdrawn by the FDA in the United States (and by regulatory authorities in foreign countries) due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial approval. The Registrant may be required to make further filings with the FDA and other regulatory authorities in foreign countries under certain circumstances, such as the addition of product claims or product reformulation. The FDA and other regulatory authorities in foreign countries could also limit or prevent the manufacture or distribution of the Registrant's products and has the power to demand the recall of such products. FDA medical device regulations depend strongly on administrative interpretation, and there can be no assurance that future interpretation made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Registrant. The FDA and various other authorities either currently inspect or will inspect the Registrant and its facilities from time to time to determine whether the Registrant is in compliance with regulations relating to medical device manufacturing, including regulations concerning design, manufacturing, testing, quality control, product labeling, distribution, promotion and record keeping practices. A determination that the Registrant is in material violation of such regulations could lead to the imposition of civil penalties, including fines, product recalls, product seizures or, in extreme cases, criminal sanctions. See Business Government
Regulations".


Dependence on Single Product

   The Registrant expects to derive substantially all of its revenues for the next several years from sales of Macroplastique. The Registrant's failure to continue its commercialization of Macroplastique in Europe would have a material adverse effect on the Registrant's business, financial condition and results of operations. The Registrant does not expect that commercialization of other new products will be feasible without a substantial, continuing commitment to research and development for an extended period of time or acquisitions of new products, or both. Also, new medical products must typically undergo clinical trials and regulatory clearance or approval before commercialization. There can be no assurance as to whether or when commercialization of other products might begin or as to the likelihood that any such initiative would be successful. The market for medically-related products changes constantly, and if the market changes, or if new or strengthened competition emerges, or customer preferences change, or if new technology causes Macroplastique to be viewed as a less effective treatment, the Registrant's business, financial condition and results of operation would be adversely affected. Unlike larger companies with many products in the marketplace, the Registrant is dependent on one product and its fate is, consequently, much more closely tied to market acceptance of that product.


Dependence on Patents and Proprietary Rights

   The Registrant's success depends in part on its ability to preserve trade secrets, obtain and maintain patent protection for its products under United States and international patent laws and other intellectual property laws and operate without infringing upon the proprietary rights of third parties. Patents covering the materials, process and applications have been issued to the Registrant by the Patent Offices in the United States, United Kingdom, Japan and Germany. Applications are also currently pending in various other countries, including Canada and other European countries. No assurances can be given that the scope of any patent protection will prevent competitors (most of which have financial and other resources substantially greater than the Registrant) from introducing products competitive with the Registrant's products, the Registrant's patents will be held valid if subsequently challenged, others will not claim rights in or ownership of the patents and other proprietary rights held by the Registrant, or the Registrant's product and processes will not infringe, or be alleged to infringe, the proprietary rights of others.

   A number of patents have been issued to others in the area of injectable bulking agents. The validity and breadth of claims covered in medical device technology patents involve complex legal and factual questions and may therefore be highly uncertain. The Registrant also relies upon unpatented trade secrets to protect its proprietary technology. No assurance can be given that others will not independently develop or otherwise acquire substantially equivalent techniques and/or gain access to and disclose the Registrant's proprietary technology. Further, no assurance can be given that the Registrant can ultimately protect meaningful rights to such unpatented proprietary technology. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Litigation may be necessary to enforce any patents issued to the Registrant, protect trade secrets or proprietary information owned by the Registrant against claimed infringement of the rights of others or determine the scope and validity of the proprietary rights of others. The defense and prosecution of patent litigation or other legal and/or administrative proceedings related to patents is costly and time-consuming regardless of the outcome. An adverse outcome in any litigation could subject the Registrant to significant liabilities to third parties, require disputed rights to be licensed from others and/or require the Registrant to cease making, using or selling any products. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on terms acceptable to the Registrant, if at all. See Business Patents, Trademarks, and Licenses.


Uncertainty Relating to Third-Party Reimbursement

   The success of the Registrant will depend, in part, upon, satisfactory reimbursement for Macroplastique procedures from third party health care payers. In the United States and many foreign countries, third-party reimbursement is currently generally available for surgical procedures for urinary incontinence, but there is no uniform policy for such reimbursements. The Registrant sells Macroplastique to physicians, hospitals and other users, which bill various third-party payers, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care products and services provided to their patients. Payers may deny reimbursement if they determine that a product used in a procedure was not used in accordance with established payer protocols regarding cost-efficient treatment methods, was used for an unapproved indication or was not otherwise covered. Third-party payers are increasingly challenging the prices charged for medical products and services and, in some instances, have pressured medical suppliers to lower their prices. The availability of third-party reimbursement for Macroplastique or competitors' products and continuing efforts to reduce the costs of health care by decreasing reimbursement rates may reduce the price received by the Registrant for Macroplastique or increase the relative expense to the consumer. Failure to receive sufficient reimbursement from health care payers for procedures using Macroplastique or adverse changes in governmental and third-party payers' policies toward reimbursement for such procedures would materially adversely affect the Registrant's business, financial condition and results of operations. See Business Third Party Reimbursement.


Potential Unfavorable Public Reaction to Use of Silicone Products/Earlier Silicone Controversies

   Macroplastique is comprised of heat vulcanized polydimethylsiloxane, which results in a solid flexible silicone elastomer. The United States breast implant industry in the 1990's became the subject of significant controversies (some of which continue at this time) surrounding the possible effects upon the human body of the use of silicone gel in breast implants. One consequence was a massive flood of products liability litigation, leading to the bankruptcy of several companies, including Uroplasty's former parent, Bioplasty, Inc., (which in turn, caused
Uroplasty, Inc. to file for bankruptcy in 1993). The Registrant uses only solid silicone material, and not semi-liquid silicone gel (as was used in breast implants), in its Macroplastique product. However, since the controversies in the United States surrounding the use of silicone in breast implants have been so widespread and resulted in such extensive litigation, there can be no assurance that the use by the Registrant, and others, of solid silicone in medical devices implanted in the human body will not result in controversies, or even litigation. There can be no assurance that studies or research unknown to date will not some day cast doubt, in the mind of the public, on the safety of the Registrant's products and the appropriateness of their intended use.

   The Registrant expects its competitors will attempt to portray silicone as an undesirable feature of Macroplastique, and the effects of such efforts cannot be predicted at this time. The earlier silicone controversies may adversely affect the Registrant's ability to market Macroplastique in the United States if and when the Registrant receives PMA approval from the FDA for Macroplastique.


Research and Development Expenses in Fiscal Year 1999; Expected Losses

   The Registrant's future success will depend upon, among other factors, its ability to introduce and market Macroplastique on a timely basis in the United States, and to that end, it has committed the largest portion of the proceeds of this offering. Although the Registrant has been profitable in fiscal years 1998 and 1997, the Registrant expects to incur significant operating losses in its fiscal year 1999, due largely to the significant costs associated with clinical trials and other aspects of the FDA approval process. The development and commercialization by the Registrant of Macroplastique and other products in the United States will require substantial additional product development, clinical, regulatory and other expenditures for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business," "Financial Statements", and "Risk Factors Need for Additional Capital".


Need for Additional Capital

   The Registrant anticipates the proceeds from the sale of the maximum number of Shares together with cash flow from operations will be sufficient to fund its IDE submission, clinical studies and the completion of its PMA application to the FDA for Macroplastique. However, if any number of Shares less than the maximum is sold or if the maximum number is sold and expenses or operating profits differ from expected levels, the Registrant will require additional financing to complete its PMA application to the FDA for Macroplastique. Further, the Registrant will need additional funds in order to introduce Macroplastique to the U.S. vesicoureteral reflux and male incontinence markets because separate regulatory approval is needed for each of these conditions. There can be no assurance that additional capital will be available to the Registrant when needed or on terms acceptable to the Registrant. The net proceeds of this offering, together with the Registrant's existing capital resources and any funds provided by future operations, will not be sufficient to fund new product development, and funds for such purpose may not be available, on reasonable terms, and there can be no assurance that other sources of funding will be available. See "Use of Proceeds" and "Management's Discussion and Analysis".


Lack of Marketability and Liquidity of Shares/Registration Rights Do Not Assure Liquidity and May Not Apply in All States

   The transferability of the Shares will be restricted, so an investment in the Shares should be considered illiquid for an extended period of time. Although purchasers of the Shares hold mandatory registration rights
(which are contained in the Subscription and Registration Rights Agreement, Exhibit A hereto), which require the Registrant to use its best efforts to register the Shares following the completion of this offering, there can be no assurance that any such registration effort will be successful, and the Registrant may not be required to register the Shares in all states in which the Shares may be sold.


Highly Competitive Industry

   Competition in the urinary incontinence management and treatment products market is fierce. The medical condition treated by using the Registrant's product also may be managed or treated using a variety of alternative products or techniques, including adult diapers, absorbent pads, behavior therapy, pelvic muscle exercises, drugs, surgery, implantable devices, other injectable bulking agents and other medical devices. There is no assurance the Registrant's products will be a substitute for such alternative products or techniques or that advancements in these alternative products or techniques will not make the Registrant's products obsolete. In addition, the Registrant believes some of its competitors who do not currently have injectable bulking agents are attempting to develop injectable bulking agents which will directly compete with Macroplastique. Many of the Registrant's existing as well as potential competitors have substantially greater capital resources, name recognition, distribution capabilities, well-known and well-established product lines and larger marketing, research and development staffs and facilities than the Registrant. These competitors may also have greater expertise than the Registrant in research and development, manufacturing, marketing and sales and regulatory affairs. There can be no assurance that the Registrant and Macroplastique will be able to compete effectively with such alternative products or techniques or with such competitors and potential competitors.

   In addition, the Registrant's ability to compete in the urinary incontinence treatment market will depend primarily upon physician, patient and healthcare payer acceptance of Macroplastique as a safe, effective and cost-effective treatment for stress urinary incontinence. The Registrant's ability to compete in this market will also depend upon product pricing and the consistency of its product quality and delivery. Other factors within or outside the Registrant's control include its product development and innovation capabilities, ability to obtain required regulatory approvals, ability to protect its proprietary technology, manufacturing and marketing capabilities and ability to attract and retain skilled employees. See "Business Competition".


Risks and Effects of Technological Developments

   The Registrant competes in a market characterized by technological innovation, extensive research efforts and significant competition. Improvements in existing treatment options or developments of new treatment methods may have a material adverse effect on the Registrant's ability to increase sales of Macroplastique and successfully commercialize any future products and may render such products noncompetitive or obsolete. Other companies are currently engaged in the development of products and innovative methods for treating stress urinary incontinence that are similar to, or compete with, Macroplastique. Significant developments by any of these companies or advances by medical researchers at universities, government research facilities or private research laboratories could eliminate the market for Macroplastique or otherwise render Macroplastique obsolete. See "Business Competition."


Risk of Product Liability; No Assurance Insurance is Adequate

   The medical products industry is subject to substantial litigation. As a manufacturer of an implantable medical product, the Registrant faces an inherent business risk of exposure to product liability claims in the event that the use of its product is alleged to have resulted in adverse effects to a patient. The Registrant maintains product liability insurance, but there can be no assurance that its coverage limits are adequate to protect the Registrant from any liabilities which it might incur in connection with the clinical trials and commercialization of Macroplastique or any other product. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. Furthermore, the Registrant does not expect to be able to obtain insurance covering its costs and losses as a result of any recall of its products due to alleged defects, whether such a recall is instituted by the Registrant or required by a regulatory agency. Consequently, a product liability claim, recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business, financial condition and results of operations of the Registrant. See "Business Product Liability".


Uncertainty of Future Market Acceptance

   The Registrant sells Macroplastique in Europe and other foreign countries, where it has established a small, though significant, marketshare for the product. Acceptance of Macroplastique by physicians in preference to other treatment options, including other bulking agents, will depend upon the demonstration of its safety and effectiveness, relative performance of Macroplastique compared to other market approved products, ease of use and relative cost compared to other bulking agents and treatment alternatives. Physicians may elect not to prescribe treatment using Macroplastique unless adequate reimbursement from health care payers is available. Health care payer acceptance of a treatment utilizing Macroplastique will require, among other things, evidence of the cost effectiveness of this treatment as compared to other treatment options. There can be no assurance that the acceptance of Macroplastique by urological and gynecological health care providers will continue to grow in Europe and other areas where Macroplastique is already used.


The Registrant does not sell Macroplastique in the United States

   There can be no assurance that Macroplastique will achieve any significant degree of market acceptance in the United States among physicians, health care payers or patients, even if the safety and effectiveness of Macroplastique is established in the United States and the necessary regulatory approvals are obtained. Even if those approvals were granted, the Registrant's future success in the United States market would be entirely dependent on the successful commercialization and market acceptance of Macroplastique. Accordingly, any delay or failure by the Registrant in demonstrating that Macroplastique is safe and effective, receiving required regulatory approvals to market Macroplastique or achieving significant market acceptance of Macroplastique in the United States among physicians, health care payers and/or patients would have a material adverse effect on the Registrant's business, financial condition and results of operations. In addition, the earlier controversies surrounding silicone, and possible lingering public concerns about it, could impede the acceptance of Macroplastique. See "Business".


Dependence on Key Personnel

   The Registrant's success depends to a significant degree upon the continued contributions of its key management personnel. The Registrant believes that its future success will depend in large part on its ability to attract and retain highly skilled managerial, engineering, operations and marketing personnel who are in great demand. Failure to attract and retain key personnel could have a material adverse effect on the Registrant's results of operations. The Registrant does not have an employment agreement or non-compete agreement with Daniel G. Holman, its Chairman, President, CEO and CFO, or Susan Hartjes-Doherty, its Vice President of Operations and Regulatory Affairs and Secretary.


Risks Associated with International Operations;Currency Risks

   At this time, the Registrant only sells Macroplastique outside the United States through its wholly-owned foreign subsidiaries. Sales and operations outside of the United States are subject to certain inherent risks, including, without limitation, fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the import and export of technology, difficulties in staffing and managing international operations, difficulties in obtaining work permits for employees, difficulties in collecting receivables, potentially adverse tax consequences, potential language barriers, and difficulties in operating in a different culture and legal system. There can be no assurance that any of these factors will not have a materially adverse effect on the Registrant's financial condition or results of operations. In particular, because the Registrant's international sales are denominated primarily in Dutch guilders, currency fluctuations in countries where the Registrant does business may render the Registrant's products less price competitive than those of foreign companies whose sales are denominated in weaker currencies. The Registrant reports its financial results in U.S. dollars, and fluctuations in the value of the dollar or the currencies in which the Registrant transacts business can have a negative impact on its financial results.


Dependence on Suppliers

   The Registrant currently purchases all raw materials from single sources. Alternative suppliers for these materials exist should the current suppliers discontinue production or distribution. However, the Registrant would need to complete additional testing to qualify the materials obtained from any new suppliers. Additionally, limited notice of the need to switch suppliers for either of these materials could result in production delays and inventory depletion. The Registrant has not experienced any shortage of these materials to date; however, no assurance can be given that shortages of these materials will not be experienced in the future.


Limited Public Market for Common Stock; Possible Stock Price Volatility

   Prior to this offering, there has been only a limited public market for the Registrant's common stock, and there can be no assurance that an active trading market for the common stock will develop in the future or be sustained following any subsequent registration of the common stock.
There can be no assurance that future market prices of the common stock will not be lower than the purchase price of the Shares sold in this offering. The market price of the common stock following the offering may be highly volatile. Announcements of new products and services by the Registrant or its competitors, technological innovations, disputes regarding patents or other proprietary rights, regulatory developments and economic and other external factors, as well as period-to-period fluctuations in the Registrant's financial results, could cause the market price of the common stock to fluctuate significantly. In addition, the stock market in general and, in particular the market prices for medical technology companies, have historically experienced significant volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. Such volatility may adversely affect the market price of the common stock.


Absence of Long-Term Human Clinical Studies

   Although the Registrant believes that Macroplastique is safe when used as recommended by the Registrant, there are no long-term well-controlled human clinical studies of this product. Accordingly, no assurance can be given that Macroplastique, even when used as recommended, will have the effects intended or will not have adverse effects over a patient's lifetime. For example, there can be no assurance as to whether or how frequently patients will require additional injections of Macroplastique and whether any such additional injections will be effective or will have a negative effect on physician, payer or patient acceptance.


Fluctuations In Quarterly Operating Profit and Net Income

   The Registrant may experience variability in its net sales and operating profit on a quarterly basis as a result of many factors, including, among others, buying habits of European health care providers, size and timing of orders by certain customers, shifts in demand for types of products, technological changes and industry announcements of new products. If revenues do not meet expectations in any given quarter, operating results may be materially adversely affected. The Registrant may, in addition, experience variability in its net income on a quarterly basis as a result of many factors, including currency fluctuations. As a result of these potential fluctuations in quarterly results, period-to-period comparisons of the Registrant's financial results should be approached cautiously.


Possible Adverse Market Effect of Shares Eligible for Future Sale

   Sales of substantial amounts of Common Stock (including shares issued upon the exercise of outstanding options and warrants) in the public market could have an adverse effect on the price of the Registrant's Common Stock. Such sales may also make it more difficult for the Registrant to sell equity or equity-related securities in the future at a time and price that the Registrant would deem appropriate. Upon completion of this offering, if the maximum number of Shares offered is sold, the Registrant will have 5,692,525 shares of Common Stock issued and outstanding. The 1,500,000 shares offered hereby are expected to become freely tradable within 90 days following the registration of the Shares offered because of mandatory registration requirements, except for any shares purchased by an "affiliate" of the Registrant, which will be subject to the limitations of Rule 144 under the Securities Act of 1933, as amended ("Rule 144"). In addition to the 1,500,000 shares of Common Stock offered hereby, (i) approximately 3,400,000 shares are eligible for immediate sale on the date of this Report in accordance with Rule 144(k) or otherwise; and (ii) approximately 1,100,000 additional shares will be eligible for sale in the public market beginning in July, 1998, in accordance with Rule 144;
subject, in certain cases, to volume and manner of sale limitations under Rule 144. See "Description of Securities Shares Eligible for Future
Sale".


Possible Adverse Effect of Anti-Takeover Provisions and Staggered Board

   As a Minnesota corporation, the Registrant is subject to certain anti-takeover provisions of the Minnesota Business Corporation Act.
The authority of the Board with regard to the anti-takeover provisions of such Act could have the effect of delaying, deferring or preventing a change in control of the Registrant, may discourage bids for the Registrant's Common Stock at a premium over the then prevailing market price of the Common Stock, and may adversely affect the market price of, and the voting and other rights of the holders of, Common Stock. See "Description of Securities".

   The Registrant's Articles of Incorporation and Bylaws include certain provisions (the "Staggered Board Provisions") for staggering the election of the members of the Board of Directors. The Board is divided into three classes with each class serving for an independent term. The classification of directors is intended to make it more difficult to change the composition of the Board. At least two shareholders' meetings, instead of one, will generally be required for shareholders to effect a change in control of the Board. The Staggered Board Provisions will apply to every election of directors, whether or not a change in the Board, in the opinion of some or a majority of the Registrant's shareholders, would be desirable. The Staggered Board Provisions relating to the removal of directors and the filling of vacancies are designed to protect the staggered Board structure in the event a third party gains control of a majority of the Registrant's voting power and could discourage an attempt to gain control of the Registrant. See "Description of Securities".


Potential Applicability of "Penny Stock Rules"; Possible Impact on Liquidity of Stock

   If the Registrant fails to become listed on Nasdaq or, after such listing, fails to satisfy the Nasdaq requirements to maintain listing on Nasdaq in the future, the Common Stock will likely continue to be quoted only in the local over-the-counter "pink sheets" market. The public trading market for the Common Stock could be adversely affected by such limited quotation.
In addition, the Common Stock would be subject to SEC rules under the Securities Exchange Act of 1934 relating to "penny stocks." The "penny stock rules" apply to companies whose common stock trades at less than $5.00 per share or which have a tangible net worth of less than $5,000,000 ($2,000,000 if the Registrant has been operating for three or more years). These rules require brokers who sell securities subject to such rules to persons other than established customers and "institutional accredited investors" to complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning the risks of trading in the security. The application of these rules may restrict the ability of brokers to sell the Common Stock, may adversely affect the liquidity of the Shares, and may affect the ability of purchasers in this offering to sell their Shares in the secondary market.


Immediate, Substantial Dilution to Purchasers in this Offering

   Purchasers of the Shares offered hereby will incur immediate and substantial dilution in the net tangible book value of their purchased Shares. Investors may also experience additional dilution as a result of the exercise of outstanding stock options and warrants. See "Dilution".


No Dividends

   The Registrant has never paid any cash dividends on its Common Stock and does not anticipate paying such dividends for the foreseeable future.
See "Dividend Policy".


Net Operating Loss Carryforwards

   Effect of International Operations on Tax Position. The Registrant has net operating loss carryforwards for U.S. income tax reporting purposes of approximately $2,061,000, which can be used to offset U.S. taxable income in future years. Sales of the Registrant's voting common shares during the prior three years, combined with the current equity offering will most likely cause a change in ownership under Section 382 of the Internal
Revenue Code of 1996. Section 382 limits the annual use of the Registrant's U.S. net operating loss carryforwards existing as of the date of the ownership change. Notwithstanding the application of Section 382, it is not anticipated that any limitation would have a material adverse effect on the Registrant.


   The Registrant has significant operations in the United States and internationally. United States net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions. Furthermore, repatriation of dividends to the U.S. parent may result in additional foreign or U.S. taxes.


Item 7. Financial Statements

   The information contained under the headings "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and Independent Auditors Report is incorporated herein by reference.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   The Registrant's Directors and Executive Officers, as of March 31, 1998, were as follows:

Name                  Age  Position             Director Since  Term Expires

Daniel G. Holman      52   Chairman, President, 1994            2000
                           CEO, CFO
Joel R. Pitlor        59   Director             1994            1999
R. Patrick Maxwell    53   Director             1994            1999
Carolyn A. Bruhjell   48   Director             1997            1998

Susan Hartjes-Doherty 44   Vice President of Operations
                           and Regulatory Affairs, Secretary
Germain E. Willem     51   Vice President of Sales
                           and Marketing
Christopher Harris    39   Vice President of Corporate
                           Development


   All directors are members of the Nominating Committee; all directors except Mr. Holman are members of the Compensation Committee; and Mr. Maxwell and Ms. Bruhjell are members of the Audit Committee.

   The Registrant does not have any employment or non-compete agreement with Mr. Holman or Ms. Doherty, whose employment, as such, is at will.

   The following paragraphs describe the business experience of each of the Registrant's directors and officers. Several of these individuals have served as directors or officers of Bioplasty, Inc., which filed for bankruptcy in April 1993. See "Business Former Parent and Current Subsidiaries".Daniel G. Holman has served as Chairman of the Board, President and Chief Executive Officer of Uroplasty, Inc. since February 1994, and as Chief Financial Officer since June 1996. Mr. Holman was Executive Vice President of Bioplasty, Inc. from 1973 to 1985, its President from 1985 to 1987, and Secretary from 1986 to March 1992. Mr. Holman has been Chairman of the Board of Bioplasty, Inc. since March 1992, and President and CEO since February 22, 1993. Mr. Holman served as Chairman of the Board and Chief Executive Officer of Bio-Vascular, Inc. from June 1988, to September 1991, served as a director of Genetic Laboratories Wound Care, Inc. from February 1988 until July 1993, and as Vice President from February 1988 through November 1992. Mr. Holman holds a Bachelor of Arts degree in Biology from St. Cloud State University.

Joel R. Pitlor has been a director since February 1994. Mr. Pitlor served as a director of Bioplasty from January 1989 until May 1996. For over sixteen years, he has been the owner and manager of a management consulting firm. Mr. Pitlor is presently a Director of Precision Optics Corporation, which is publicly-held. Mr. Pitlor holds a Bachelor of Science degree from MIT and serves as Personal Advisor to several CEOs.

R. Patrick Maxwell was appointed a Director of Uroplasty in April 1994 and elected by shareholders in August 1997. Mr. Maxwell has been an attorney since 1969. Mr. Maxwell holds and has held management positions in numerous other businesses (primarily temporary placement services, telemarketing and legal expense insurance).

Carolyn A. Bruhjell was elected a Director of Uroplasty in August 1997.
Ms. Bruhjell is a public accountant and financial consultant. Ms. Bruhjell was from 1996 through January 1998, the Controller of Integrated Network Technologies, Inc., Mendota Heights, Minnesota, a computer integration and networking Registrant. From 1994 to 1996, Ms. Bruhjell was a Senior Audit Manager for Graves, McKenna, Lundeen and Almquist, PLLP, public accountants, as well as Treasurer for Minn Shares Inc., a closed-end management investment Registrant. From 1979 to 1994, she was Co-Owner and Accountant for First Commercial Leasing, Inc., an equipment leasing firm. Ms. Bruhjell received her B.S. in Accounting from the University of Wisconsin. She is a Certified Public Accountant and a Certified Management Accountant.

Susan Hartjes-Doherty joined Bioplasty, Inc. in September 1991 as Director of Operations and served as Vice President of Operations from April 1993 until May 1996. In November 1994, Ms. Doherty was appointed Vice-President of Operations for Uroplasty, Inc. and was elected Secretary in September, 1996. Prior to 1991, Ms. Doherty was Director of Operations at Bio-Vascular, Inc. in St. Paul, Minnesota from November 1989 to September 1991. Prior to that time, she served at various other pharmaceutical and medical device companies in management-oriented positions in production, quality assurance and research. Ms. Doherty has Bachelor of Arts degrees in Biology-Microbiology and BioMedical Science from St. Cloud State University, and has done graduate work in the biological sciences.
Ms. Doherty is a senior member and a Certified Quality Auditor of the American Society for Quality and served several years on its Executive Committee and is a member of the American Society of Microbiology, and the Henrici Society for Microbiologists. She has served on several national and international standards committees.

Germain E. Willem joined the Registrant in November 1994 as Director of International Sales and Marketing and became Vice President of Sales and Marketing in January 1997. Mr. Willem has 20 years of experience in international sales and marketing of medical devices, including the AMS division of Pfizer Product Group. Mr. Willem has a degree in engineering from the 'Industriele Hogeschool West Vlaanderen' in Belgium. He has been active in standardization organizations for medical devices both in Belgium and The Netherlands.

Christopher Harris joined Bioplasty in October 1989 as Area Sales Manager in the United Kingdom. Since September 1994, Mr. Harris has been the Managing Director of the Registrant's subsidiary in the United Kingdom. In February 1996, Mr. Harris was appointed as Director of Corporate
Development and in January 1997 he was appointed Vice President of Corporate Development. Mr. Harris, a certified nurse in the United Kingdom, practiced general surgery nursing for two years and operating room nursing for nine years prior to 1989.


Item 10. Management Compensation

   The following table sets forth, in summary form, (1) the compensation paid for the years shown in the table, to Daniel G. Holman, the Registrant's Chairman, President, CEO and CFO and to Susan Hartjes-Doherty, the Registrant's Vice President of Regulatory Affairs and Operations and Secretary; (2) the stock options and stock appreciation rights granted to such individuals for the years shown; and (3) long-term payouts and other compensation for the years shown:


Summary Compensation Table

                                                                       Long Term Compensation (1)
                            Fiscal Year                                --------------------------
                            Annual Compensation                                Awards
-------------------------------------------------------------------------------------------------
                                                           Other                     Securities
Name                                                       Annual      Restricted      Under-
and                                                        Compen-       Stock         lying
Principal                                                  sation        Awards        Options
Position              Year     Salary($)    Bonus($)         ($)          ($)          SARs(#)
-------------------------------------------------------------------------------------------------
Daniel G. Holman      1998      161,919          --         25,632 (2)      --          70,000
CEO                   1997      154,162          --         28,818 (2)      --               0
                      1996      146,534          --         18,016 (2)      --          15,000

Susan Hartjes-Doherty 1998      102,160       5,000         --              --          40,000
Vice President

Total Compensation for All Executive Officers
 For Fiscal Year 1998:
 (Four Persons)                        475,617



(1) There were no payouts under a "long-term incentive plan" (called "LTIP") for the years shown, nor was any other form of compensation paid or awarded.

(2)   Reimbursement of expatriot living expenses in The Netherlands.

      Mr. Pitlor receives a $2,000 per month consulting fee from the Registrant under a month to month agreement. All non-employee Board members who do not receive any other form of compensation from the Registrant receive $500 per board meeting attended. In addition, directors participate in the Registrant's option plan.


Option/SAR Grants Table


Option Grants in Fiscal Year Ended March 31, 1998

-----------------------------------------------------------------------------

                  Number of         Percent of
                  Securities        Total Op-
                  Underlying        tions/SARS
                  Options           Granted to      Exercise or    Securities
                  /SARS             Employees in    Base Price     Expiration
Name              Granted(#)        Fiscal Year      ($/Share)        Date
-----------------------------------------------------------------------------

Daniel G.            50,000           15.1%            $1.00       April 2002
Holman, CEO          20,000            6.0%            $3.25       February 2003

Susan Hartjes-       25,000            7.6%            $1.00       April 2002
Doherty, V.P.        15,000            4.5%            $3.25       February 2003



(1) Options for 250,000 shares were granted to officers and directors during the fiscal year ended March 31, 1998.

   The Registrant adopted an Incentive Stock Option Plan (the "1995 Plan") in May 1995 which provided for the granting of options to purchase 350,000 shares of stock. At March 31, 1998 there were 177,200 options outstanding under the 1995 Plan. In April 1997, the Board of Directors adopted and in August 1997, the Registrant's shareholders approved the 1997 Stock Option Plan (the "1997 Plan") pursuant to which 500,000 shares of common stock have been reserved. At March 31, 1998 there were 313,000 options outstanding under the 1997 Plan. (In addition, the Registrant had 15,000 options outstanding not issued pursuant to either Plan.) Both Plans required that options be granted at exercise prices equal to or greater than the fair market value of the stock at the time of the grant.


Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

                                                   Number of
                                                   Securities       Value of
                                                   Underlying       Unexercised
                                                   Unexercised      In-the-Money
                                                   Option/SARs      Options/SARs
                 Shares acquired      Value        At FY-End (#)    at FY-End ($)
Name             on Exercise          Realized ($) Exercisable      Exercisable
----------------------------------------------------------------------------------

Daniel G.            10,000            27,000        95,000           181,250
Holman, CEO

Susan Hartjes-          --               --          65,000           125,000
Doherty, V.P.




Item 11. Security Ownership of Certain Beneficial Owners and Management

   At March 31, 1998, the Registrant had 4,191,525 shares of common stock outstanding and had granted options to employees and directors to purchase 505,200 shares of the Registrant's common stock.

   The following table sets forth the number of shares of the Registrant's common stock beneficially owned, as of March 31, 1998, and as adjusted to reflect the sale of the minimum and maximum number of Shares offered hereby, by (i) each person known to the Registrant to be the beneficial owner of more than five percent of the Registrant's Common Stock, (ii) each director, (iii) each executive officer of the Registrant who is named above, and by (iv) all directors and executive officers as a group:

                                                                 Percent of Class
                                                         ----------------------------------

Name and Address of              Number of Shares                          As Adjusted
Beneficial Owner                 Beneficially Owned      Presently     Minimum      Maximum
-------------------------------------------------------------------------------------------

Bruce P. Mindich
555 White Plains Road
Tarrytown, NY  10591                1,100,000              26.2%         21.2%        19.3%

Daniel G. Holman
2718 Summer Street NE
Minneapolis, MN  55413-2820           299,981 (1)           7.0%          5.7%         5.2%

Robert A. Ersek, M.D.
Continental Intervest
630 West 34th Street, Suite 200
Austin, TX  78205                     227,988               5.4%          4.4%         4.0%

Susan Hartjes-Doherty
2718 Summer Street NE
Minneapolis, MN 55413-2820            122,203 (2)           2.9%          2.3%         2.1%

Joel R. Pitlor
19 Chalk Street
Cambridge, MA  02139                  145,000 (3)           3.4%          2.8%         2.5%

R. Patrick Maxwell
Templeton & Associates
10 South Fifth Street, Suite #990
Minneapolis, MN  55402                 45,307 (3)           1.1%          0.9%         0.8%

Carolyn A. Bruhjell
CAB Consulting
703 Bartosh Lane
River Falls, WI 55402                  57,488 (4)           1.4%          1.1%         1.0%

Directors and Executive
Officers as a Group (7 persons)       751,979 (5)(6)       16.5%         13.5%        12.4%



(1)   Includes 95,000 shares held under options to purchase common stock.

(2)   Includes 65,000 shares held under options to purchase common stock.

(3)   Includes 45,000 shares held under options to purchase common stock.

(4)   Includes 30,000 shares held under options to purchase common stock.

(5)   Includes 362,000 shares held under options to purchase common stock.

(6) To the Registrant's knowledge, the persons named have both voting and investment power over the shares listed.



Item 12. Certain Relationships and Related Transactions


   The Registrant has a Royalty Agreement with three individuals, namely Arthur A. Beisang, Jr., Robert A. Ersek, M.D., and Arthur A. Beisang, III, M.D. Mr. Beisang and Dr. Ersek are former officers and directors of the Registrant (see "Business Patents, Trademarks, and Licenses"), and, as far as the Registrant knows, each holds, or did hold, more than 5% of the Registrant's outstanding stock. The aggregate amount of royalty expense recognized by the Registrant pursuant to such Royalty Agreement during each of the past three fiscal years was as follows.

   Fiscal Year ended 3/31/98      Uroplasty, Inc.   $ 147,860

   Fiscal Year ended 3/31/97      Uroplasty, Inc.   $ 110,495

   Fiscal Year ended 3/31/96      Bioplasty, Inc.   $   1,000
                                  Uroplasty, Inc.      64,695
                                                    ---------
                                  Total             $  65,695


   On July 11, 1997, the Registrant's then second largest shareholder, the Bioplasty Product Claimants Trust (the "Trust"), which prior to such date owned 640,000 shares, or 17.5% of the Registrant's then outstanding shares of common stock, sold such shares to a group of investors (the "Investors"). In connection with such transaction, the Trust sold to the Investors its interest in that certain Promissory Note, dated March 30, 1994, which, at March 31, 1997, had a principal balance outstanding of $496,000. Concurrently with the sale by the Trust of the 640,000 shares to the Investors, the Registrant agreed to convert and did convert the Note into 496,000 shares of Common Stock, at a conversion ratio of $1.00 per share. The Investors, who included certain registered representatives (or their customers) employed by RJ Steichen & Co., the Agent, consisted of 33 individuals, retirement accounts and corporations located primarily in the Minneapolis/St. Paul, Minnesota area. The aforementioned transaction was facilitated by certain registered representatives of RJ Steichen & Co., but they were not directly compensated for their efforts by either the Trust or the Registrant, and the Investors did not pay a commission on the transaction. There was no involvement whatsoever by the Agent as an entity.


Item 13. Exhibits and Reports on Form 8-K

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

                                           UROPLASTY, INC.

Dated:     May 28, 1998                   By /s/ DANIEL G. HOLMAN
                                              Daniel G. Holman
                                              Chairman, President and CEO


         In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Name                 Title/Capacity                          Date

/s/ DANIEL G. HOLMAN    President, Chief Executive Officer      May 28, 1998
Daniel G. Holman        Chief Financial Officer,
                        Director (Principal Executive Officer,
                        Principal Financial Officer, Principal
                        Accounting Officer)

/s/ JOEL R. PITLOR      Director                                May 28, 1998
Joel R. Pitlor

/s/ R. PATRICK MAXWELL  Director                                May 28, 1998
R. Patrick Maxwell

/s/ CAROLYN A. BRUHJELL Director                                May 28, 1998
Carolyn A. Bruhjell



Exhibit 13

UROPLASTY, INC. AND SUBSIDIARIES

Consolidated Financial Statements

March 31, 1998 and 1997




TABLE OF CONTENTS

                                                             Page(s)

Independent Auditors' Report                                   F-2

Financial Statements:

   Consolidated Balance Sheets                                 F-3

   Consolidated Statements of Operations                       F-4

   Consolidated Statements of Shareholders' Equity             F-5

   Consolidated Statements of Cash Flows                       F-6

Notes to Consolidated Financial Statements                  F-7 - F-16



Independent Auditors' Report

The Board of Directors and Shareholders
Uroplasty, Inc.:


We have audited the accompanying consolidated balance sheets of Uroplasty, Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uroplasty, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in footnote 7, the fiscal 1997 consolidated financial statements have been revised to reflect a prior period adjustment.


KPMG Peat Marwick LLP

April 23, 1998



UROPLASTY, INC. AND SUBSIDIARIES

Consolidated Financial Statements

March 31, 1998 and 1997


CONSOLIDATED BALANCE SHEETS
March 31, 1998 AND 1997

                                                1998        1997
Assets

Current assets:
   Cash and cash equivalents            $    889,541     814,603
   Accounts receivable trade,
      less allowance for doubtful
      accounts of $64,930 in 1998
      and $124,000 in 1997                   766,835     502,744
      Inventories                            294,424     387,373
      Prepaid expenses                       184,628     105,625

Total current assets                       2,135,428   1,810,345

Property, plant, and equipment             1,261,059     241.075
Less accumulated depreciation                216,529      92,745

                                           1,044,530     148,330

Intangible assets, net of accumulated
   amortization of $64,252 in 1998
   and $44,500 in 1997                       101,586      80,030

Total assets                            $  3,281,544   2,038,705

Liabilities and  Shareholders' Equity

Current liabilities:
   Accounts payable                          358,782     160,811
      Accrued liabilities:
         Compensation and payroll taxes       81,526      62,364
         Royalties                            16,900      12,400
         Other                               116,755      95,575
      Capital lease obligations current
         maturities                           16,463      32,191
      Note payable-current maturities         30,756      36,954

Total current liabilities                    621,182     400,295

Capital lease obligations, less current
   maturities                                 31,893           0
Note payable, less current maturities        577,713     407,994

Total liabilities                          1,230,788     808,289

Shareholders' equity
   Common stock $.01 par value; authorized
      20,000,000 shares 4,191,525 and
      3,649,525 issued and outstanding at
      March 31, 1998 and 1997,
      respectively                            41,915      36,495
   Additional paid-in capital              2,432,599   1,963,560
   Accumulated deficit                      (256,629)   (664,470)
   Cumulative translation adjustment        (162,129)   (100,169)
   Note receivable shareholder                (5,000)     (5,000)

Total shareholders' equity                 2,050,756   1,230,416

Commitments and contingencies (note 4)

Total liabilities and
   shareholders' equity                 $  3,281,544   2,038,705

See accompanying notes to consolidated financial statements.



UROPLASTY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended March 31, 1998 and 1997

                                                1998        1997


Net sales                              $   4,335,908   3,334,563
Cost of goods sold                           937,978     753,769

Gross profit                               3,397,930   2,580,794

Operating expenses:
   General and administrative                994,068     685,430
   Research and development                  778,082     610,677
   Selling and marketing                     964,138     908,483

                                           2,736,288   2,204,590

Operating profit                             661,642     376,204

Other income (expense)
   Interest income                             8,294       2,389
   Interest expense                          (20,732)    (36,884)
   Liquidation loss on foreign subsidiary          0     (12,307)
   Foreign currency exchange loss           (129,503)   (204,315)
   Other                                           0      93,134

                                            (141,941)   (157,983)

Net income before income taxes               519,701     218,221

Income tax expense                           111,860           0

Net income                             $     407,841     218,221




Net income per common share            $        0.10        0.06

Net income per common share
   assuming dilution                            0.09        0.06

Weighted average common shares outstanding:
   Basic                                   4,026,571   3,575,609
   Diluted                                 4,321,132   3,670,275

[FN]
See accompanying notes to consolidated financial statements.


UROPLASTY, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

Years ended March 31, 1998 and 1997

                                Common Stock    Additional Accu-   Cumulative             Total
                                                Paid in    mulated translation Note       shareholders'
                               Shares    Amount capital    deficit adjustment  receivable equity


Balance at March 31, 1996   3,472,525  $ 34,725  1,811,830 (882,691)(224,922)  (5,000)    733,942
Issuance of 130,000 shares
   of common stock            130,000     1,300    128,700        0        0        0     130,000

Issuance of 17,000 shares of
   common stock pursuant to
   stock option exercise       17,000       170      8,330        0        0        0       8,500

Issuance of 30,000 shares of
   common stock for note
   payable conversion          30,000       300     14,700        0        0        0      15,000

Net income                          0         0          0  218,221        0        0     218,221

Translation adjustment              0         0          0        0  124,753        0     124,753

Balance at March 31, 1997   3,649,525    36,495  1,963,560 (664,470)(100,169)  (5,000)  1,230,416

Issuance of 46,000 shares of
   common stock pursuant to
   stock option exercise       46,000       460     23,540        0        0        0      24,000

Issuance of 496,000 shares of
   common stock for note
   payable conversion, net of
   $5,146 of conversion costs 496,000     4,960    436,499        0        0         0    441,459

Stock options issued in lieu
   of cash compensation             0         0      9,000        0        0         0      9,000

Net income                          0         0          0  407,841        0         0    407,841

Translation adjustment              0         0          0        0  (61,960)        0    (61,960)

Balance at March 31, 1998   4.191.525  $ 41.915  2.432.599 (256.629)(162,129)   (5,000) 2,050,756

See accompanying notes to consolidated financial statements.


UROPLASTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended March 31, 1998 and 1997


                                                1998        1997

Cash flows from operating activities:
   Net income                            $   407,841     218,221
   Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation and amortization          121,640      63,913
      Loss on disposal of assets                   0      45,000
      Liquidation loss on foreign
         subsidiary                                0      12,307
      Stock options issued in lieu
         of cash compensation                  9,000
      Changes in operating assets and
      liabilities:
         Accounts receivable                (264,091)   (166,596)
         Inventories                          92,949    (130,718)
         Prepaid expenses                    (79,003)    (12,062)
         Accounts payable                    197,971     (47,592)
         Accrued liabilities                  44,842     (40,525)

Net cash provided by (used in)
   operating activities                      531,149     (58,052)

Cash flows from investing activities:
   Payments for property, plant,
      and equipment                       (1.045,386)    (85,276)
   Payments relating to intangible assets    (41,308)     (7,202)

Net cash used in investing activities     (1.086,694)    (92,478)

Cash flows from financing activities:
   Repayment of long-term obligations        (63,404)    (35,947)
   Proceeds from issuance of notes payable   684,549       8,909
   Net proceeds from issuance of stock        24,000     138,500
   Payments received on note receivable            0      22,595

Net cash provided by financing activities    645,145     134,057

Effect of exchange rates on
   cash and cash equivalents                 (14,662)    112,446

Net increase in cash and cash equivalents     74,938      95,973

Cash and cash equivalents
   at beginning of year                      814,603     718,630

Cash and cash equivalents
   at end of year                         $  889,541     814,603


Supplemental disclosure of
   Cash Flow information:

   Cash paid during the year
      for interest                        $   20,732      37,425
   Cash paid during the year
      for income taxes                        87,522           0

Supplemental disclosure of
   non-cash financing activities:
   During the years ended March 31, 1998 and 1997, $441,459 and $15,000, respectively, in notes payable were converted into common stock.

See accompanying notes to consolidated financial statements.




UROPLASTY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 1998 and 1997


(1)	Summary of Significant Accounting Policies


(a)   Nature of Business

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

(b)   Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned foreign subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(c)   Revenue Recognition

      The Company recognizes revenue upon shipment of product to customers.

(d)   Cash and Cash Equivalents

      The Company considers highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(e)   Patents

      Patents are stated at cost and are amortized over six years using the straight line method.

(f)   Income Taxes

      Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases.

(g)   Use of Estimates

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

(h)   Inventories

      Inventories are stated at the lower of cost, (first-in, first-out method), or market (net realizable value), and consist of the following at March 31, 1998 and 1997:


                                                1998        1997

Raw materials                                $47,891      88,864
Work-in-process                              118,973     136,204
Finished goods                               127,560     162,305

                                            $294,424     387,373



(i)   Property, Plant, and Equipment

      Property, plant, and equipment are carried at cost and consist of the following at March 31, 1998 and 1997:


                                                1998        1997

Land                                        $129,465           -
Building                                     526,639           -
Equipment                                    604,955     241,075

                                           1,261,059     241,075

Less accumulated depreciation               (216,529)    (92,745)

                                          $1,044,530     148,330


      Depreciation is provided for using both straight-line and accelerated methods over useful lives of four to seven years for equipment and 40 years for the building. Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful service lives.

(j)   Research and Development

      Research and development costs are expensed as incurred.

(k)   Foreign Currency Translation

      The financial statements of the Company's foreign subsidiaries were translated in accordance with the provisions of Statement of Financial Accounting Standards No. 52. Under this Statement, all assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustment is recorded as a separate component of shareholders' equity. Foreign currency transaction gains and losses are recognized currently in net income.

(l)   Stock Based Compensation

      The Company applies the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25 in accounting for the issuance of stock incentives to employees and directors and, accordingly, no compensation expense has been recognized in the financial statements. Effective April 1, 1996, in accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock Based Compensation, pro forma information reflecting compensation cost for such issuances is presented in the Shareholders' Equity footnote.

(m)   Net Income Per Common Share

      Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings per Share. SFAS 128 simplifies the computation of earnings per share ("EPS") previously required by replacing primary and fully diluted EPS with basic and diluted EPS. Under SFAS 128, basic EPS is calculated by dividing net earnings by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. Reconciliations of basic and diluted average common shares outstanding are as follows:


                                                1998        1997

Average common shares outstanding          4,026,571   3,575,609
Assumed conversion of stock options          294,561      94,666

Average common and
assumed conversion shares                  4,321,132   3,670,275


      Options to purchase 17,753 and 8,740 shares of common stock at $3.19 and $3.25 per share, respectively, were outstanding during 1998 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. The options expire from 2002 to 2004.

(n)   Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year presentation.

(o)   New Accounting Pronouncements

      Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, and Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information, were issued in June 1997. SFAS 130 and SFAS 131 are effective for fiscal years beginning subsequent to December 15, 1997 and, therefore, will be adopted by the Company on April 1, 1998. The Company does not expect the adoption of SFAS 130 or SFAS 131 to result in any substantive changes in its disclosure, except that comprehensive income will be adjusted by the amount of the annual translation adjustment.


(2)	Long-term Debt

      Long-term debt consists of the following at March 31, 1998 and 1997:




                                                1998        1997

Non-interest bearing, unsecured promissory
note payable, discounted at 8% per annum,
$16,000 quarterly payments, remaining
balance due February 1999                   $      -     444,948

Mortgage note, monthly payments of $2,563 plus
variable rate interest through November 2017
(rate at March 31, 1998 - 5%)                608,469           -

Less current maturities                       30,756      36,954

                                            $577,713     407,994


      The promissory note payable was converted into 496,000 shares of common stock during 1998.

      Future payments of long-term debt are as follows:


      1999                                             $  30,756
      2000                                                30,756
      2001                                                30,756
      2002                                                30,756
      2003                                                30,756
      Thereafter                                         454,689

                                                       $ 608,469


(3)   Shareholders' Equity

      (a)   Stock Options

      Pursuant to the Uroplasty, Inc. Qualified Incentive Stock Option Plans, the Company has reserved 677,200 shares of its common stock for issuance to employees and directors. Employee options vest on the date of grant and director options vest evenly over two years. Outstanding options generally expire five years from date of grant. Options are granted at the discretion of the directors and are exercisable in amounts equal to or greater than the fair market value of the Company's common stock at date of grant. The plans provide for the exercise of options during a limited period following termination of employment, death, or disability.


   Stock option activity under these plans is summarized as follows:


                                    Weighted-average
                                    Shares                exercise price
                                    outstanding           per share

Balance at March 31, 1996                    246,700                0.50
      Granted                                  3,000                1.00
      Exercised                              (17,000)               0.50
      Canceled                                (9,500)               0.50

Balance at March 31, 1997                    223,200                0.51
      Granted                                328,000                1.58
      Exercised                              (46,000)               0.52

Balance at March 31, 1998                    505,200          $     1.20


      At March 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.50- $3.25 and 3.8 years, respectively.

      (b)   Fair Value of Stock Plans

      The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its stock incentive plans for designated persons and, accordingly, no compensation cost has been recognized in the financial statements for employee and director stock options granted under its stock option plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, Accounting for Stock-based Compensation, the Company's net income would have decreased to the pro forma amounts shown below:

                                                1998        1997

Net income:
      As reported                         $  407,841     218,221
      Pro forma                              167,695     217,705

      Net income per common share - basic:
      As reported                               0.10        0.06
      Pro forma                                 0.04        0.06



      Pro forma net income only reflects options granted in 1998, 1997, and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to April 1, 1995 is not considered.



      The per share weighted-average fair value of stock options granted during 1998 and 1997 was $0.97 and $0.17, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                1998        1997

      Expected dividend yield                   0.0%        0.0%
      Risk-free interest rate                   6.0%        6.5%
      Expected volatility                     156.0%        0.0%
      Expected life, in years                   3.0         3.0



(4)   Commitments and Contingencies

      (a)   License Agreement

      On December 7, 1995, the Company entered into an agreement as licensee to obtain exclusive patent rights covering certain injection-related instrumentation. Under this agreement, the Company made a cash payment of approximately $30,000 to the licensor and will make royalty payments at the rate of 10% of the worldwide net sales for a period of 10 years. No additional payments have been made in either fiscal 1998 or 1997.

      (b)   Savings and Retirement Plans

      The Company sponsors various plans for eligible employees both domestically as well as in the United Kingdom and the Netherlands. The total contibution expense associated with these plans was $43,782 and $13,985 for the years ended March 31, 1998 and 1997, respectively.

      (c)   Operating Lease Commitments

      UPI leases office, warehouse, and production space under four operating leases and leases various automobiles for its European employees. Future minimum lease payments under noncancelable operating leases with an initial or remaining lease term in excess of one year for the ensuing years ending March 31 are as follows:


      1999                                            $  279,959
      2000                                               193,606
      2001                                                98,159
      2002                                                56,728
      2003                                                11,211

                                                      $  639,663


      Total rent expense paid for operating leases was $241,732 and $167,999 in 1998 and 1997, respectively.



      (d)   Capital Lease Obligations

      UPI leases various equipment under noncancelable capital leases. The leases call for aggregate monthly payments of $2,034 with various expiration dates through July 2002. Equipment includes $85,854 and $46,661 of cost and $22,070 and $10,340 of accumulated amortization as of March 31, 1998 and 1997, respectively, related to these leases.

      Future minimum capital lease payments are as follows as of March 31, 1998:


      1999                                            $   20,371
      2000                                                17,783
      2001                                                10,146
      2002                                                 8,665
      2003                                                 4,667

                                                          61,632


      Amount representing interest                       (13,276)

      Present value of capital lease payments             48,356

      Current maturities                                  16,463

      Obligations under capital leases
         less current maturities                       $  31,893


      (e)   Royalties

      Under the terms of an agreement with former officers and directors of the Company, UPI pays royalties equal to between three percent and five percent of the net sales of certain products, subject to a specified monthly minimum of $4,500. The royalties payable under this agreement will continue for the longer of the term of the patent or ten years from the date of this agreement, which began in November, 1993. Total expense recognized under the agreement was $147,860 and $110,495 for the years ended March 31, 1998 and 1997, respectively.

      Under the terms of a settlement agreement for a patent suit brought by a competitor in 1991, UPI is obligated to pay the plaintiff a royalty equal to five percent of the net sales of certain products in the United States, or a minimum of $50,000 per year as long as the products are being marketed abroad. Total expense recognized under the agreement was $50,000 for each of the years ended March 31, 1998 and 1997.

(f)   Contingencies

      The Company, as of March 31, 1998, is not party to any material pending legal proceedings; however, because of the nature of its business, it may become subject to certain claims and lawsuits filed in the ordinary course of business that could adversely affect the Company's financial position.


(5)   Income Taxes

      The components of income tax expense for each of the years in the two-year period ended March 31, 1998 consist of the following:


                                                1998        1997

      Income tax provision:
         Current:
            U.S. and state                 $   1,000           -
            Foreign                          111,000           -

            Total income tax expense       $ 112,000           -

      Effective tax rates differ from statutory federal income tax rates for the year ended March 31, 1998 and 1997 as follows:


                                                1998         1997

Statutory federal income tax rate               34.0%        34.0%
State income taxes, net of federal benefit      (1.2)         2.0
Valuation allowance decrease                   (22.6)       (36.0)
Other permanent differences                      2.0          0.0
Impact of foreign operations                     9.6          0.0

                                                21.8%         0.0%


      Deferred taxes as of March 31, 1998 and 1997 consist of the following:


                                                1998        1997

Deferred tax assets:
      Other reserves and accruals          $  14,000       8,000
      Deferred profit on intercompany sales  208,000     300,000
      Net operating loss carryforwards     1,001,000   1,031,000

                                           1,223,000   1,339,000

Less valuation allowance                  (1,223,000) (1,339,000)

                                           $       -           -


      At March 31, 1998, the Company had U.S. net operating loss carryforwards (NOL) of approximately $2,061,000 for U.S. income tax purposes, which begin to expire in 2012, and a foreign NOL of approximately $739,000, which carries forward indefinitely. U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions. In addition, U.S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change in ownership may limit the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.



      The Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements in accordance with Financial Accounting Standards Board Statement No. 109.


(6)   Major Customers and Domestic and Foreign Operations

      During fiscal 1998 and 1997, approximately 12% and 14% of the Company's net sales were to one customer.

      Information regarding operations in different geographies for the years ended March 31, 1998 and 1997 is as follows:



                                    United                Adjustments
                                    States       Europe   and eliminations    Consolidated

Fiscal 1998

Sales to unaffiliated customers $        -    6,335,002         (1,999,094)      4,335,908
Income from operations            (719,552)   1,056,408            324,786         661,642
Other income (expense)              99,104     (240,649)              (396)       (141,941)
Net income (loss)                 (621,010)     704,461            324,390         407,841

Identifiable assets at
      March 31, 1998            $3,919,360    2,391,218         (3,029,034)      3,281,544


Fiscal 1997

Sales to unaffiliated customers $        -    3,972,740           (638,177)      3,334,563
Income from operations             201,931      909,960           (735,687)        376,204
Other income (expense)              29,764       57,058           (244,805)       (157,983)
Net income                         231,694      967,024           (980,497)        218,221

Identifiable assets at
      March 31, 1997            $4,434,731    3,032,906         (5,428,932)      2,038,705



(7)   Liquidation Loss on Foreign Subsidiary-Prior Period Adjustment

      In 1997, the Company liquidated its interest in a wholly owned foreign subsidiary and recognized a net gain of $59,245 in the statement of operations. However, cumulative translation losses of $71,552 related to the Company's net investment in this subsidiary were excluded from the gain or loss on liquidation.

      Statement of Financial Accounting Standards No. 52, Foreign Currency
Translation, requires that upon complete or substantial liquidation of an investment in a foreign entity, the amount attributable to that entity and accumulated in the translation adjustment component of equity shall be removed from the separate component of equity and shall be reported as part of the gain or loss on sale or liquidation of the investment for the period during which the sale or liquidation occurs.

      Accordingly, the net loss on liquidation charged to other income in 1997 is $12,307, rather than previously reported net gain on liquidation of $59,245. At March 31, 1997 this adjustment reduces previously reported 1997 net income by $71,552 and increases the accumulated deficit, which increase is offset within shareholders' equity by an equivalent reduction in the cumulative translation adjustment.



