Form 10QSB
period 1998-06-30
UROPLASTY INC
filed 1998-08-06
CIK 890846

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1998

                   UROPLASTY, INC.
(Exact name of registrant as specified in its charter.)

    Minnesota, U.S.A.                  41-1719250
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

2718 Summer Street NE,
Minneapolis, Minnesota   55413-2820
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,917,371 on August 5, 1998

Transitional Small Business Disclosure Format
YES [ ]        NO [X]

PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                       June 30, 1998      March 31, 1998
                                   _________________      ______________

ASSETS
Current Assets
  Cash and cash equivalents             $  4,385,459       $    889,541
  Accounts receivable trade                  795,096            766,835
  Inventories                                377,208            294,424
  Prepaid expenses                           209,945            184,628
                                           _________          _________
Total Current Assets                       5,767,708          2,135,428
                                           ---------          ---------

Property, Plant and Equipment              1,351,801          1,261,059
  Less accumulated depreciation
  and amortization                          (256,046)          (216,529)
                                           _________          _________
                                           1,095,755          1,044,530
                                           ---------          ---------

Intangible assets, net of
  accumulated amortization                   108,445            101,586
                                           _________          _________
TOTAL ASSETS                            $  6,971,908       $  3,281,544
                                           =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                      $    331,660       $    358,782
  Accrued liabilities
    Compensation and payroll taxes            56,724             81,526
    Royalties                                 25,800             16,900
    Other                                    141,869            116,755
  Current maturities - long term debt         51,556             47,219
                                           _________          _________
Total Current Liabilities                    607,609            621,182
                                           ---------          ---------

Long term debt - less current maturities     623,587            609,606

Total Liabilities                          1,231,196          1,230,788
                                           ---------          ---------

Shareholders' equity
  Common stock $.01 par value;
   Authorized 20,000,000 shares
   Issued and outstanding - 5,917,371 and
   4,191,525 shares at June 30 and
   March 31, 1998, respectively.              59,174             41,915
  Additional paid in capital               5,829,964          2,432,599
  Accumulated deficit                         (7,395)          (256,629)
  Cumulative translation adjustment         (136,031)          (162,129)
  Note receivable shareholder                 (5,000)            (5,000)
                                          __________         __________
Total Shareholders' Equity                 5,740,712          2,050,756
                                          ----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS'       __________         __________
EQUITY                                  $  6,971,908      $   3,281,544
                                          ==========         ==========

See accompanying notes to consolidated financial statements.



UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                Three months ended
                                                     June 30

                                             1998               1997
                                          __________         __________


Net sales                               $  1,315,700       $  1,149,239
Cost of goods sold                           261,587            236,623
                                          __________         __________
  Gross profit                             1,054,113            912,616

Operating expenses:
  General and administrative                 242,553            206,894
  Research and development                   218,141            134,228
  Selling and marketing                      331,887            217,159
                                          __________         __________
                                             792,581            558,281
                                          ----------         ----------

  Operating profit                           261,532            354,335

Other income (expense)
  Interest income                             15,754              1,167
  Interest expense                            (8,829)            (8,757)
  Foreign currency exchange gain (loss)       18,905            (71,095)
  Other                                       (3,532)                 0
                                          ----------         ----------
                                              22,298            (78,685)

   Income pretax                             283,830            275,650

Income tax expense                            34,596             36,958
                                          __________         __________
Net income                              $    249,234       $    238,692
                                          ==========         ==========

Net income per common share                    $0.05              $0.07
Net income per common share
   assuming dilution                           $0.05              $0.06

Weighted average common shares
   outstanding:
   Basic                                   4,740,237          3,649,525
   Diluted                                 5,079,455          3,916,073


See accompanying notes to consolidated financial statements.

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                   Three months ended
                                                        June 30

                                             1998               1997
                                          __________         __________



Cash flows from operating activities:
   Net income                           $    249,234     $      238,692
   Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation and amortization           45,914             46,628
      Changes in operating assets and
      liabilities
         Accounts receivable                 (28,261)          (229,362)
         Inventories                         (82,784)            18,888
         Prepaid expenses                    (25,317)            10,863
         Accounts payable                    (27,122)           106,049
         Accrued liabilities                   9,212             (5,110)
------------------------------------------------------------------------
Net cash provided by operating activities    140,876            186,648
------------------------------------------------------------------------

Cash flows from investing activities:
   Payments for property, plant and equipm.  (90,742)           (58,613)
   Payments relating to intangible assets    (13,256)            (8,103)
------------------------------------------------------------------------
Net cash used in investing activities       (103,998)           (66,716)
------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term obligations         (14,087)           (10,081)
  Proceeds from issuance of notes payable     16,883                  0
  Net proceeds from issuance of stock      3,414,624                  0
------------------------------------------------------------------------
Net cash provided by (used in)
financing activities                       3,417,420            (10,081)
------------------------------------------------------------------------

Effect of exchange rates on
   cash and cash equivalents                  41,620             (5,260)
------------------------------------------------------------------------
Net increase in cash and cash
equivalents                                3,495,918            104,591


Cash and cash equivalents at beginning
of period                                    889,541            814,603
------------------------------------------------------------------------
Cash and cash equivalents at end
of period                                $ 4,385,459        $   919,194
------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

UROPLASTY, INC. and Subsidiaries


FOOTNOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998.

The financial statements presented herein as of June 30, 1998 and for the three months ended June 30, 1998 and 1997 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

(2)  Inventories

Inventories are summarized as follows:

                              June 30, 1998        March 31, 1998
                              _____________        ______________

      Raw materials                $ 43,627              $ 47,891
      Work-in-process               178,553               118,973
      Finished goods                155,028               127,560
                                   ________              ________
                                   $377,208              $294,424

(3)  Private Placement

On June 18, 1998, the Company completed a private placement of 1,702,950 shares of Common Stock at $2.375 per share, which resulted in net proceeds to the Company of approximately $3,400,000. In connection with the private placement, the Company issued warrants to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of $2.375 per share. The warrants are exercisable until June 18, 2003.

UROPLASTY, INC. and Subsidiaries



ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Set forth below is management's discussion and analysis of financial condition and results of operations for the three months ended June 30, 1998 and 1997.





Results of Operations

         Sales were $1,315,700 for the first quarter ended June 30, 1998 as compared to $1,149,239 for the first quarter of fiscal 1998. This increase of $166,461 (14%) is the result of increased sales of the Macroplastique products due to aggressively expanded overseas marketing activities. The Macroplastique product line now accounts for 93% of total sales.

         It is expected that Macroplastique sales will continue to grow through further market awareness, expansion of the distribution network and the introduction of innovations in Macroplastique implantation for fiscal 1999.

         Management believes there will be upward pressure on selling, general and administrative expenses as efforts continue to market Macroplastique. Increased spending for research and development projects in fiscal 1999 is anticipated, along with expenditures for the United States regulatory approval process. General and administrative costs increased 17% from $206,894 in the first quarter of fiscal 1998 to $242,553 in the first quarter of fiscal 1999. The FDA approval costs in the first quarter of fiscal 1999 were $62,934 compared to none in the first quarter of 1998. Other R&D expenses increased 16% from $134,228 in the first quarter of fiscal 1998 to $155,207 in the first quarter of fiscal 1999. The increase resulted from development and testing efforts on new and existing products. Selling and marketing expenses increased 53% from $217,159 in the first quarter of fiscal 1998 to $331,887 in the first quarter of fiscal 1999, due to the addition of four sales personnel and expanded presence at international and domestic medical conferences to increase market awareness of Macroplastique.

         The income tax expense of $34,596 relates to the profit of a foreign subsidiary in the first quarter of fiscal 1999.

         The operating profit for the three months ended June 30, 1998 was $261,532, compared to $354,335 for same period last year. The decrease is primarily due to the increased operating expenses, partially offset by increased sales.

         For the three months ended June 30, 1998 net income totaled
$249,234; this includes a foreign currency exchange gain of $18,905. Comparatively, the three months ended June 30, 1997 showed $238,692 net income and a $71,095 foreign currency exchange loss.

         In addition to Macroplastique and its related ancillary products, the Registrant sells Bioplastique(TM)Implants for plastic surgery applications. The Company's current focus is on growth in sales of the Macroplastique line for treatment of male and female urinary incontinence and vesicoureteral reflux, while preparing for future growth as it works toward United States regulatory approval.

Liquidity and Capital Resources

         As of June 30, 1998, the Company had $4,385,459 in cash and cash equivalents. The $3,403,123 of net proceeds from the private placement of common stock are invested in a short-term investment account. The June 30, 1998 balance of this investment account was $3,413,902 and is included in cash and cash equivalents on the balance sheet. In addition to the private placement proceeds, the capital resources are derived from existing sales of the Registrant's products.

         There is currently no financing arrangement in place for Uroplasty's working capital needs, and the Registrant has no material unused sources of liquidity other than its cash reserves and its accounts receivable balances.

         The company is expanding its manufacturing facility in The Netherlands with the addition of new cleanrooms to triple manufacturing capacity. The capital equipment needs are expected to be financed through lease financing.

         The proceeds of the private placement of common stock will be used to pursue an Investigational Device Exemption (IDE) application, clinical studies and Premarket Approval (PMA) application for Macroplastique(R) with the U.S. Food and Drug Administration.

UROPLASTY, INC. and Subsidiaries


PART II - OTHER INFORMATION



Except for the following, none of the items contained in PART II of Form 10-QSB are applicable to the Company for the quarter ended
June 30, 1998.

ITEM 1.  LEGAL PROCEEDINGS

         On July 21, 1998, the Company announced that the United States Patent and Trademark Office ("USPTO") had informed the Company that the USPTO will initiate an interference proceeding between the Company and Advanced UroScience, Inc. ("AUI"), White Bear Lake, Minnesota, to determine which company was the first to invent carbon-coated micro beads for use in treating urinary incontinence.

         The Company expects that it could take the USPTO twenty-four months or more to reach a final decision concerning this matter. Although the USPTO originally granted the applicable patent to AUI, the interference proceeding may result in a determination that either Uroplasty, Inc. or AUI is the proper holder, or that a patent should not have been granted.

         An interference proceeding, like other patent litigation, can be complex, time consuming and expensive.

ITEM 2.  CHANGES IN SECURITIES

a) In May and June, 1998, the Company sold 1,702,950 shares of its Common Stock for an aggregate of $4,044,506.25 to a group of accredited investors for cash pursuant to a private placement. As part of the transaction, the Company paid to R. J. Steichen & Company, as Placement Agent, an Agent's commission of $404,450.62 (10% of gross proceeds) and a non-accountable expense allowance of $121,335.18 (3% of gross proceeds).

         Such securities transaction was made in reliance upon the exemptions from registration under Sections 3(b) and 4(2) of the Securities Act of 1933, as amended (in that sales were made to a small number of persons, many of whom were accredited investors, and all of whom were required to purchase for investment purposes only, and each of the instruments recited that they were issued for investment purposes only).

b) The Company's total number of Common Shares Outstanding has been reduced by an aggregate of 104 shares due to the voiding of two stock certificates. These shares were issued as part of the Company's 1994 Reorganization proceedings and have been cancelled.

UROPLASTY, INC. and Subsidiaries


SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UROPLASTY, INC.

Dated:  August 6, 1998            By /s/ DANIEL G. HOLMAN
                                  Daniel G. Holman
                                  Chairman, President and CEO
                                 (Principal Executive and Financial Officer)