Form 10QSB
period 1998-09-30
UROPLASTY INC
filed 1998-11-13
CIK 890846

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended    September 30, 1998

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,918,371 on November 11, 1998

Transitional Small Business Disclosure Format
YES [ ]        NO [X]

PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                  September 30, 1998      March 31, 1998
                                   _________________      ______________

ASSETS
Current Assets
  Cash and cash equivalents             $  4,529,899       $    889,541
  Accounts receivable trade                  820,814            766,835
  Inventories                                536,607            294,424
  Prepaid expenses                           187,142            184,628
                                           _________          _________
Total Current Assets                       6,074,462          2,135,428
                                           ---------          ---------

Property, Plant and Equipment              1,497,801          1,261,059
  Less accumulated depreciation
  and amortization                          (309,515)          (216,529)
                                           _________          _________
                                           1,188,286          1,044,530
                                           ---------          ---------

Intangible assets, net of
  accumulated amortization                   107,332            101,586
                                           _________          _________
TOTAL ASSETS                            $  7,370,080       $  3,281,544
                                           =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                      $    384,793       $    358,782
  Accrued liabilities
    Compensation and payroll taxes            90,953             81,526
    Royalties                                 17,000             16,900
    Other                                    146,392            116,755
  Current maturities - long term debt         54,909             47,219
                                           _________          _________
Total Current Liabilities                    694,047            621,182
                                           ---------          ---------

Long term debt - less current maturities     718,711            609,606

Total Liabilities                          1,412,758          1,230,788
                                           ---------          ---------

Shareholders' equity
  Common stock $.01 par value;
   Authorized 20,000,000 shares
   Issued and outstanding - 5,918,371 and
   4,191,525 shares at June 30 and
   March 31, 1998, respectively.              59,184             41,915
  Additional paid in capital               5,815,627          2,432,599
  Accumulated profit (deficit)                91,926           (256,629)
  Cumulative translation adjustment           (4,415)          (162,129)
  Note receivable shareholder                 (5,000)            (5,000)
                                          __________         __________
Total Shareholders' Equity                 5,957,322          2,050,756
                                          ----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS'       __________         __________
EQUITY                                  $  7,370,080      $   3,281,544
                                          ==========         ==========

See accompanying notes to consolidated financial statements.



UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                Three months ended                     Six months ended
                                                   September 30                          September 30

                                             1998               1997                1998             1997
                                          __________         __________          ___________      __________


Net sales                               $  1,194,539       $    917,364            2,510,239       2,066,603
Cost of goods sold                           316,937            222,626              578,524         459,249
                                          __________         __________          ___________      __________
  Gross profit                               877,602            694,738            1,931,715       1,607,354

Operating expenses:
  General and administrative                 303,376            268,173              545,929         475,067
  Research and development                   262,503            158,952              480,644         293,180
  Selling and marketing                      320,346            228,985              652,233         446,144
                                          __________         __________          ___________      __________
                                             886,225            656,110            1,678,806       1,214,391
                                          ----------         ----------          -----------      ----------

  Operating profit (loss)                     (8,623)            38,628              252,909         392,963

Other income (expense)
  Interest income                             47,136              1,975               62,890           3,142
  Interest expense                            (9,859)              (714)             (18,688)         (9,471)
  Foreign currency exchange gain (loss)       44,898            (33,293)              63,803        (104,388)
  Other                                            0                  0               (3,532)              0
                                          ----------         ----------          -----------      ----------
                                              82,175            (32,032)             104,473        (110,717)

   Income pretax                              73,552              6,596              357,382         282,246

Income tax expense (benefit)                 (25,769)            12,697                8,827          49,655
                                          __________         __________          ___________      __________
Net income                              $     99,321       $     (6,101)       $     348,555    $    232,591
                                          ==========         ==========          ===========      ==========

Net income per common share                    $0.02              $0.00                $0.07           $0.06
Net income per common share
   assuming dilution                           $0.02              $0.00                $0.06           $0.06

Weighted average common shares
   outstanding:
   Basic                                   5,917,610          4,140,710             5,332,141      4,091,247
   Diluted                                 6,214,707          4,178,028             5,669,228      4,178,028


See accompanying notes to consolidated financial statements.

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                  Six months ended
                                                    September 30

                                             1998               1997
                                          __________         __________



Cash flows from operating activities:
   Net income                           $    348,555      $     232,591
   Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation and amortization          106,069             67,944
      Changes in operating assets and
      liabilities
         Accounts receivable                 (53,979)           (29,023)
         Inventories                        (242,183)            98,095
         Prepaid expenses                     (2,514)           (41,968)
         Accounts payable                     26,011            128,713
         Accrued liabilities                  39,164            (13,379)
------------------------------------------------------------------------
Net cash provided by operating activities    221,123            442,973
------------------------------------------------------------------------

Cash flows from investing activities:
   Payments for property, plant and equipm. (236,742)          (204,539)
   Payments relating to intangible assets    (18,829)           (17,756)
------------------------------------------------------------------------
Net cash used in investing activities       (255,571)          (222,295)
------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term obligations         (27,766)          (451,656)
  Proceeds from issuance of notes payable     75,007                  0
  Net proceeds from issuance of stock      3,400,297            453,959
------------------------------------------------------------------------
Net cash provided by
financing activities                       3,447,538              2,303
------------------------------------------------------------------------

Effect of exchange rates on
   cash and cash equivalents                 227,268            (22,372)
------------------------------------------------------------------------
Net increase in cash and cash
equivalents                                3,640,358            200,609


Cash and cash equivalents at beginning
of period                                    889,541            814,603
------------------------------------------------------------------------
Cash and cash equivalents at end
of period                                $ 4,529,899        $ 1,015,212
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

The financial statements presented herein as of September 30, 1998 and for the three and six months ended September 30, 1998 and 1997 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

(2)  Inventories

Inventories are summarized as follows:

                         September 30, 1998        March 31, 1998
                         __________________        ______________

      Raw materials                $ 91,655              $ 47,891
      Work-in-process               267,122               118,973
      Finished goods                177,830               127,560
                                   ________              ________
                                   $536,607              $294,424

(3)  Private Placement

On June 18, 1998, the Company completed a private placement of 1,702,950 shares of Common Stock at $2.375 per share, which resulted in net proceeds to the Company of approximately $3,385,000. In connection with the private placement, the Company issued warrants to purchase an aggregate of 150,000 shares of Common Stock at an exercise price of $2.375 per share. The warrants are exercisable until June 18, 2003.


(4) Effective April 1, 1997, the Company adopted FASB Statement No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 requires that an entity report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three and six month periods ended September 30, 1998 and 1997 the net income (loss), items of other comprehensive income and comprehensive income are as follows:

                                           3 months ended

                           September 30, 1998   September 30, 1997
                           __________________   __________________

Net income (loss)                     $99,321              $(6,101)

Items of other comprehensive income:
      Foreign currency translation    131,616               54,440
                                     ________              _______
Comprehensive income                 $230,937              $48,339
                                     ========              =======

                                            6 months ended

                           September 30, 1998   September 30, 1997
                           __________________   __________________

Net income                           $348,555             $232,591

Items of other comprehensive income:
      Foreign currency translation    157,714              (22,372)
                                     ________             ________
Comprehensive income                 $506,269             $210,219
                                     ========             ========

UROPLASTY, INC. and Subsidiaries



ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was incorporated in Minnesota in 1992 as a wholly-owned subsidiary of Bioplasty, Inc. ("Bioplasty"), a manufacturer of breast implants. Bioplasty, along with other breast implant manufacturers, became subject to numerous product liability class action lawsuits. As a result, Bioplasty and the Company filed for protection under Chapter 11 of the Federal Bankruptcy Code in 1993. The Company emerged from Chapter 11 in February, 1994, as a separate and distinct entity from Bioplasty.

The Company sells Macroplastique and the related ancillary products for use in augmenting soft tissues for the purpose of treating urinary incontinence. At this time, sales are only made outside the United States because the Company does not have regulatory approval to market its product in the United States.

The Company's current objectives are to focus on growth in sales and market penetration of Macroplastique in the European market for urinary incontinence and vesicoureteral reflux treatment, and to begin the U.S. regulatory process for Macroplastique as a treatment for female stress urinary incontinence.

The Company also sells the Macroplastique product in a different configuration for plastic surgery applications under the name Bioplastique(tm), in limited markets. In addition, the Company has been selling some specialized wound care products in the Netherlands and Great Britain as a distributor for Derma Sciences, Inc. (formerly Genetic Laboratories, Inc.), pursuant to a written arrangement which provides for a schedule of prices and involves the submission by the Company of purchase orders to meet product demand.

Set forth below is management's discussion and analysis of financial condition and results of operations for the three and six months ended September 30, 1998 and 1997.

Results of Operations

Sales were $2,510,239 for the six months ended September 30, 1998 as compared to $2,066,603 for the six months ended fiscal 1998. This increase of $443,636, or 21%, is the result of increased sales of the Macroplastique product due to aggressively expanded overseas marketing activities. The Macroplastique product line now accounts for 93% of total sales. During the three months ended September 30, 1998, net sales were $1,194,539 compared to $917,364 for the same period last year, an increase of $277,175, or 30%.

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

General and administrative costs increased 15% from $475,067 for the first two quarters of fiscal 1998 to $545,929 for the same period of fiscal 1999 and increased from $268,173 to $303,376, or 13%, for the three months ended September 30 of fiscal 1998 and fiscal 1999, respectively.

The FDA approval costs in the second quarter of fiscal 1999 were $121,366 compared to $0 in the second quarter of 1998 and for the six months ended September 30 of fiscal 1999, were $184,300 compared to $0 for the same period last year. Other R&D expenses decreased 11% from $158,952 in the second quarter of fiscal 1998 to $141,137 in the second quarter of fiscal 1999. Other R&D expenses increased 1% from $293,180 for the six months ended September 30 of fiscal 1998 to $296,344 for the same period this year.

During the six months ended September 30, 1998, selling and marketing expenses were $652,233 compared to $446,144 during the six months ended September 30, 1997 and $320,346 and $228,985 for the three months ended September 30, 1998 and 1997 respectively. This increase of $206,089, or 46%, for the six months ended and $91,361, or 40%, for the three months ended is due to the addition of four sales personnel and expanded presence at international and domestic medical conferences to increase market awareness of Macroplastique.

The operating profit for the six months ended September 30, 1998 was $252,909, compared to $392,963 for the same period last year. The operating loss for the three months ended September 30, 1998 was $8,623, compared to an operating profit of $38,628 for the same period last year. The decrease is primarily due to the increased operating expenses, partially offset by increased sales.

Interest income increased because of interest on the private placement proceeds. Included in the income tax expense is a non-recurring income tax refund of $60,503. The remaining balance on the income tax expense account of $69,330 in the first two quarters of fiscal 1999, compared to $49,655 in the same period last year, relates to foreign tax on the profit of a foreign subsidiary.

For the six months ended September 30, 1998 net income totaled $348,555; this includes a foreign currency exchange gain of $63,803 (which is more favorable than the comparable period for 1997 because of a change in exchange rates). Comparatively, the six months ended September 30, 1997 showed $232,591 net income and a $104,388 foreign currency exchange loss.
For the three months ended September 30, 1998, net income totaled $99,321; this includes a foreign currency exchange gain of $44,898. Comparatively, the three months ended September 30, 1997 showed a $6,101 net loss and a $33,293 foreign currency exchange loss.

In addition to Macroplastique and its related ancillary products, the Registrant sells Bioplastique(TM)Implants for plastic surgery applications. The Company's current focus is on growth in sales of the Macroplastique line for treatment of male and female urinary incontinence and vesicoureteral reflux, while preparing for future growth as it works toward United States regulatory approval.


Liquidity and Capital Resources

As of September 30, 1998, the Company had $4,529,899 in cash and cash equivalents. The net proceeds from the private placement of common stock are invested in a short-term investment account. The September 30, 1998 balance of this investment account was $3,408,903 and is included in cash and cash equivalents on the balance sheet. In addition to the private placement proceeds, the capital resources are derived from existing sales of the Registrant's products.

On September 30, 1998 the inventory balance was $536,607, compared to a balance of $294,424 on March 31, 1998. This is a consequence of managements' intention to increase inventory levels to prevent the risk of not being able to supply customers with products.

There is currently no financing arrangement in place for Uroplasty's working capital needs, and the Registrant has no material unused sources of liquidity other than its cash reserves and its accounts receivable balances. The Company expects that it can satisfy its cash requirements and does not expect that it will have to raise additional funds in the next twelve months.

The company is expanding its manufacturing facility in The Netherlands with the addition of new cleanrooms to triple manufacturing capacity, for which fiscal year 1999 funding of approximately $160,000 will be needed.
In July 1998, a $58,242 Note Payable was issued to partially finance the additional cleanrooms. This Note Payable has a fixed interest rate until August 2003 of 5.6% per annum. After August 2003, the interest rate can be adjusted by the bank. Monthly payments consist of $486 of principal plus interest through August 2008.

The proceeds from the private placement in May and June, 1998 of 1,702,950 shares of common stock will be used to pursue an Investigational Device Exemption (IDE) application, clinical studies and Premarket Approval (PMA) application for Macroplastique(R) with the U.S. Food and Drug Administration. The Company estimates that fiscal year 1999 funding of the IDE, clinical studies and PMA application will be approximately $2,500,000; and that fiscal year 2000 funding for such purposes will be approximately $500,000. If such proceeds are not sufficient to complete the PMA, additional cash from internal or other sources will be needed in fiscal year 2000 or 2001.

The Company has significant operations in the United States and internationally. United States net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions. Furthermore, repatriation of dividends to the U.S. parent may result in additional foreign or U.S. taxes.


Conversion to Euro Currency

On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") are scheduled to adopt the euro as their common legal currency and to establish fixed conversion rates between their existing sovereign currencies and the euro. The euro will then trade on currency exchanges and be available for non-cash transactions. The participating countries will issue sovereign debt exclusively in euro, and will redenominate outstanding sovereign debt in euro.

Although the Company does not expect that its operations will be materially affected by the euro conversion, the Company has begun an internal assessment of the effects of the conversion.

With respect to presently known trends and uncertainties related to the euro conversion, the Company does not expect that there will be any long-term competitive implications of the conversion (such as effects on product or service pricing due to increased transparency); nor does it anticipate any material costs in connection with the conversion nor a lack of ability to pass any costs that might result along to customers.


Year 2000 Compliance

The Company's existing information system, consisting of hardware and software supplied by third parties, is year 2000 compliant. However, because most computer systems are by their nature, interdependent, it is possible that non-compliant third party computers could impact the Company's computer systems. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this problem. The Company intends to communicate with the unrelated parties, including its suppliers and regulatory consultants with whom it deals, to coordinate year 2000 compliance by the end of Fiscal 1999. Based on the information developed, the Company may, if needed, develop a contingency plan which will identify where the greatest risks of non-compliance exist and what steps the Company might take in order to deal with the most reasonably likely worst case scenario. If costs are incurred in addressing year 2000 compliance, they will be expensed as incurred, in compliance with GAAP.

UROPLASTY, INC. and Subsidiaries


PART II - OTHER INFORMATION



Except for the following, none of the items contained in PART II of Form 10-QSB are applicable to the Company for the six months ended September 30, 1998.

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

ITEM 2.  CHANGES IN SECURITIES

a) In May and June, 1998, the Company sold 1,702,950 shares of its Common Stock for an aggregate of $4,044,506 to a group of accredited investors for cash pursuant to a private placement. As part of the transaction, the Company paid to R. J. Steichen & Company, as Placement Agent, an Agent's commission of $404,451(10% of gross proceeds) and a non-accountable expense allowance of $121,335 (3% of gross proceeds).

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

b) In June 1998 the Company's total number of Common Shares Outstanding has been reduced by an aggregate of 104 shares due to the voiding of two stock certificates. These shares were issued as part of the Company's 1994 Reorganization proceedings and have been cancelled.

UROPLASTY, INC. and Subsidiaries


SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UROPLASTY, INC.

Dated:  November 11, 1998         By /s/ DANIEL G. HOLMAN
                                  Daniel G. Holman
                                  Chairman, President and CEO
                                 (Principal Executive and Financial Officer)