Form 10QSB
period 1998-12-31
UROPLASTY INC
filed 1999-02-16
CIK 890846

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended    December 31, 1998

Commission file number  000-20989

                   UROPLASTY, INC.
(Exact name of registrant as specified in its charter.)

    Minnesota, U.S.A.                  41-1719250
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

2718 Summer Street NE,
Minneapolis, Minnesota   55413-2820
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,918,371 on February 16, 1999

Transitional Small Business Disclosure Format
YES [ ]        NO [X]

PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                   December 31, 1998      March 31, 1998
                                   _________________      ______________

ASSETS
Current Assets
  Cash and cash equivalents             $  1,793,724       $    889,541
  Marketable securities                    1,496,175                  0
  Accounts receivable trade                  795,257            766,835
  Inventories                                640,700            294,424
  Prepaid expenses                           168,075            184,628
  Interest receivable                         17,044                  0
                                           _________          _________
Total Current Assets                       4,910,975          2,135,428
                                           ---------          ---------

Property, Plant and Equipment              1,644,988          1,261,059
  Less accumulated depreciation
  and amortization                          (356,165)          (216,529)
                                           _________          _________
                                           1,288,823          1,044,530
                                           ---------          ---------

Marketable securities-Long Term              768,074                  0

Intangible assets, net of
  accumulated amortization                   109,236            101,586
                                           _________          _________
TOTAL ASSETS                            $  7,077,108       $  3,281,544
                                           =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                      $    338,797       $    358,782
  Accrued liabilities
    Compensation and payroll taxes            77,279             81,526
    Royalties                                 33,700             16,900
    Other                                    132,073            116,755
  Current maturities - long term debt         54,945             47,219
                                           _________          _________
Total Current Liabilities                    636,794            621,182
                                           ---------          ---------

Long term debt - less current maturities     704,444            609,606

Total Liabilities                          1,341,238          1,230,788
                                           ---------          ---------

Shareholders' equity
  Common stock $.01 par value;
   Authorized 20,000,000 shares
   Issued and outstanding - 5,918,371 and
   4,191,525 shares at December 31 and
   March 31, 1998, respectively.              59,184             41,915
  Additional paid in capital               5,781,595          2,432,599
  Unrealized loss on marketable securities    (9,538)                 0
  Accumulated profit (deficit)               (68,401)          (256,629)
  Cumulative translation adjustment          (21,970)          (162,129)
  Note receivable shareholder                 (5,000)            (5,000)
                                          __________         __________
Total Shareholders' Equity                 5,735,870          2,050,756
                                          ----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS'       __________         __________
EQUITY                                  $  7,077,108      $   3,281,544
                                          ==========         ==========

See accompanying notes to consolidated financial statements.



UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                Three months ended                   Nine months ended
                                                   December 31                          December 31

                                             1998               1997                1998             1997
                                          __________         __________          ___________      __________


Net sales                               $  1,365,652       $  1,108,051            3,875,891       3,174,654
Cost of goods sold                           449,504            235,595            1,028,028         694,844
                                          __________         __________          ___________      __________
  Gross profit                               916,148            872,456            2,847,863       2,479,810

Operating expenses:
  General and administrative                 311,865            239,076              857,794         714,142
  Research and development                   455,910            255,363              936,554         548,544
  Selling and marketing                      400,354            238,722            1,052,587         684,866
                                          __________         __________          ___________      __________
                                           1,168,129            733,161            2,846,935       1,947,552
                                          ----------         ----------          -----------      ----------

  Operating profit (loss)                   (251,981)           139,295                  928         532,258

Other income (expense)
  Interest income                             44,211              1,991              107,101           5,133
  Interest expense                            (9,291)            (2,205)             (27,979)        (11,676)
  Liquidation gain on foreign subsidiary      39,565                  0               39,565               0
  Foreign currency exchange gain (loss)      (43,927)            (2,014)              19,876        (106,402)
  Other                                            0                  0               (3,532)              0
                                          ----------         ----------          -----------      ----------
                                              30,558            (2,228)              135,031        (112,945)

   Income (loss) pretax                     (221,423)           137,067              135,959         419,313

Income tax expense (benefit)                 (61,096)            51,176              (52,269)        100,831
                                          __________         __________          ___________      __________
Net (loss)income                        $   (160,327)      $     85,891        $     188,228    $    318,482
                                          ==========         ==========          ===========      ==========

Net income (loss) per common share            $(0.03)             $0.02                $0.03           $0.08
Net income (loss) per common share
   assuming dilution                          $(0.03)             $0.02                $0.03           $0.08

Weighted average common and potential
 common shares outstanding:
   Basic                                   5,918,371          4,170,525             5,528,182      3,975,358
   Diluted                                 5,918,371          4,482,407             5,845,856      4,239,359


See accompanying notes to consolidated financial statements.

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                 Nine months ended
                                                    December 31

                                             1998               1997
                                          __________         __________



Cash flows from operating activities:
   Net income                           $    188,228      $     318,482
   Adjustments to reconcile net income
   to net cash provided by operations:
      Depreciation and amortization          159,709            106,958
      Amortization of premium and discounts
      marketable securities, net              (1,081)                 0
      Gain on liquidation of subsidiary      (39,565)                 0
      Changes in operating assets and
      liabilities
         Accounts receivable                 (28,422)          (125,829)
         Inventories                        (346,276)           160,719
         Prepaid expenses                     16,553            (67,082)
         Interest receivable                 (17,044)                 0
         Accounts payable                    (19,985)            (3,431)
         Accrued liabilities                  27,871             26,225
------------------------------------------------------------------------
Net cash (used in) provided by
   operating activities                      (60,012)           416,042
------------------------------------------------------------------------

Cash flows from investing activities:
   Payments for property, plant and equipm. (383,929)          (971,465)
   Payments relating to intangible assets    (27,723)           (22,122)
   Purchase of marketable securities      (2,272,706)                 0
------------------------------------------------------------------------
Net cash used in investing activities     (2,684,358)          (993,587)
------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term obligations         (43,157)          (472,775)
  Proceeds from issuance of notes payable     75,007            684,549
  Net proceeds from issuance of stock      3,366,265            453,959
------------------------------------------------------------------------
Net cash provided by
financing activities                       3,398,115            665,733
------------------------------------------------------------------------

Effect of exchange rates on
   cash and cash equivalents                 250,438            (31,474)
------------------------------------------------------------------------
Net increase in cash and cash
equivalents                                  904,183             56,714


Cash and cash equivalents at beginning
of period                                    889,541            814,603
------------------------------------------------------------------------
Cash and cash equivalents at end
of period                                $ 1,793,724        $   871,317
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

The financial statements presented herein as of December 31, 1998 and for the three and nine months ended December 31, 1998 and 1997 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.


(2) Forward-looking Statements

The Company may from time to time make written or oral "forward-looking statements", including statements contained in this Filing by the Company with the Securities and Exchange Commission and in its reports to stockholders, as well as elsewhere. "Forward-looking statements" are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions related to any of the foregoing, and may be identified by the use of forward-looking terminology, such as "may, "expect," "anticipate," "estimate, "goal," "continue," or other comparable terminology. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to the Company's future performance that may cause the actual results, performance or achievements of the Company, or industry results, to differ materially from those expressed or implied in any such "forward-looking statements".
Any such statement is qualified by reference to the following cautionary statements.

(3) Marketable Securities

The Company accounts for its marketable debt securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". The Company's marketable debt securities are classified as available-for-sale and are carried at fair value.

(4)  Inventories

Inventories are summarized as follows:

                          December 31, 1998        March 31, 1998
                         __________________        ______________

      Raw materials               $ 144,033             $  47,891
      Work-in-process               303,141               118,973
      Finished goods                193,526               127,560
                                   ________              ________
                                  $ 640,700             $ 294,424

(5)  Private Placement

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


(6) Effective April 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income." SFAS No. 130 requires that an entity report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three and nine month periods ended December 31, 1998 and 1997 the net income (loss), items of other comprehensive income and comprehensive income are as follows:

                                       3 months ended

                            December 31, 1998    December 31, 1997
                           __________________   __________________

Net income (loss)                  $ (160,327)          $   85,891

Items of other comprehensive income:
      Foreign currency translation    (17,555)              (9,102)
                                     ________             ________
Comprehensive income (loss)        $ (177,882)          $   76,789
                                     ========              =======


                                        9 months ended

                            December 31, 1998    December 31, 1997
                           __________________   __________________

Net income                         $  188,228           $  318,482

Items of other comprehensive income:
      Foreign currency translation    140,159              (31,474)
                                     ________             ________
Comprehensive income               $  328,387           $  287,008
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

The Company sells Macroplastique(R) and the related ancillary products for use in augmenting soft tissues for the purpose of treating urinary incontinence. At this time, sales are only made outside the United States because the Company does not have regulatory approval to market its product in the United States.

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

Set forth below is management's discussion and analysis of financial condition and results of operations for the three and nine months ended December 31, 1998 and 1997.


Results of Operations

Sales were $3,875,891 for the nine months ended December, 31 1998 as compared to $3,174,654 for the nine months ended fiscal 1998. This increase of $701,237, or 22%, is the result of increased sales of the Macroplastique product due to aggressively expanded overseas marketing activities. The Macroplastique product line accounts for 93% of total sales. During the three months ended December 31, 1998, net sales were $1,365,652 compared to $1,108,051 for the same period last year, an increase of $257,601, or 23%.

It is expected that Macroplastique sales will continue to grow through further market awareness, expansion of the distribution network and the introduction of innovations in Macroplastique implantation.

The gross margin percentage decreased from 79% for the three months ended fiscal 1998 to 67% for the three months ended fiscal 1999. This decrease is due to increased import duties on components shipped from The United States to The Netherlands where finished products are made and non-recurring costs associated with manufacturing changes and new equipment installations.
The gross margin also includes a non-recurring charge of $38,000 for import duties relating to previous quarters.

General and administrative costs increased 20% from $714,142 for the first nine months of fiscal 1998 to $857,794 for the same period of fiscal 1999 and increased from $239,076 to $311,865, or 30%, for the three months ended December 31 of fiscal 1998 and fiscal 1999, respectively. The increase of the general and administrative expenses are primarily due to increased costs of professional fees, shareholders expense and depreciation.

The FDA approval costs in the third quarter of fiscal 1999 were $238,588 compared to $0 in the third quarter of 1998 and for the nine months ended December 31 of fiscal 1999, were $422,888 compared to $0 for the same period last year. Other R&D expenses decreased 15% from $255,363 in the third quarter of fiscal 1998 to $217,322 in the third quarter of fiscal
1999. Other R&D expenses decreased 6% from $548,544 for the nine months ended December 31 of fiscal 1998 to $513,666 for the same period this year. Increased spending for research and development projects is anticipated, along with expenditures for the United States regulatory approval process.

During the nine months ended December 31, 1998, selling and marketing expenses were $1,052,587 compared to $684,866 during the nine months ended December 31, 1997 and $400,354 and $238,722 for the three months ended December 31, 1998 and 1997 respectively. This increase of $367,721, or 54%, for the nine months ended and $161,632, or 68%, for the three months ended is due to the addition of five sales personnel and expanded presence at international and domestic medical conferences to increase market awareness of Macroplastique.

The operating profit for the nine months ended December 31, 1998 was $928, compared to $532,258 for the same period last year. The operating loss for the three months ended December 31, 1998 was $251,981, compared to an operating profit of $139,295 for the same period last year. The decrease is primarily due to increased operating expenses, of which $422,888 relates to FDA approval costs for the nine months ended December 31, 1998, partially offset by increased sales.

Interest income increases reflect interest received on proceeds from the private placement.

In December 1998, the Company liquidated its interest in the wholly owned subsidiary in Belgium. The net gain of $39,565 is recognized in other income.

Included in the income tax expense is a non-recurring income tax refund of $60,503. The remaining balance on the income tax expense account of $8,234 in the first nine months of fiscal 1999, compared to $100,831 in the same period last year, relates to foreign tax on the profit of foreign subsidiaries.

For the nine months ended December 31, 1998 net income totaled $188,228; this includes a foreign currency exchange gain of $19,876 (which is more favorable than the comparable period for 1997 because of a change in exchange rates). Comparatively, the nine months ended December 31, 1997 showed $318,482 net income and a $106,402 foreign currency exchange loss.
For the three months ended December 31, 1998, net loss totaled $160,327;
this includes a foreign currency exchange loss of $43,927. Comparatively, the three months ended December 31, 1997 showed a $85,891 net income and a $2,014 foreign currency exchange loss.


Liquidity and Capital Resources

As of December 31, 1998, the Company had $1,793,724 in cash and cash equivalents and $2,264,249 in marketable securities. The Company's marketable securities are classified as available-for-sale and are carried at amortized cost, which approximates fair value. The capital resources are derived from the private placement proceeds and existing sales of the Registrant's products.

On December 31, 1998 the inventory balance was $640,700, compared to a balance of $294,424 on March 31, 1998. This is a result of managements' intention to increase inventory levels in anticipation of increased sales.

There is currently no financing arrangement in place for Uroplasty's working capital needs, and the Registrant has no material unused sources of liquidity other than its cash reserves, its securities and its accounts receivable balances. The Company expects that it can satisfy its cash requirements and does not expect that it will have to raise additional funds in the next twelve months.

The company expanded its manufacturing facility in The Netherlands with the addition of new cleanrooms to increase manufacturing capacity.
In July 1998, a $58,242 Note Payable was issued to partially finance the additional cleanrooms. This Note Payable has a fixed interest rate until August 2003 of 5.6% per annum. After August 2003, the interest rate can be adjusted by the bank. Monthly payments consist of $486 of principal plus interest through August 2008.

The proceeds from the private placement in May and June, 1998 will be used to pursue submissions, clinical studies and marketing approvals with the U.S. Food and Drug Administration. The Company estimates that fourth quarter fiscal 1999 funding of such activities will be approximately $150,000; and that fiscal year 2000 funding for such purposes will be approximately $1,500,000. If such proceeds are not sufficient to complete the PMA, additional cash from internal or other sources will be needed in fiscal year 2000 or 2001.

The Company has significant operations in the United States and internationally. United States net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions. Furthermore, repatriation of dividends to the U.S. parent may result in additional foreign or U.S. taxes.


Conversion to Euro Currency

On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The euro trades on currency exchanges and is available for non-cash transactions. The participating countries will issue sovereign debt exclusively in euro, and will redenominate outstanding sovereign debt in euro.

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

UROPLASTY, INC. and Subsidiaries



PART II - OTHER INFORMATION

Except for the following, none of the items contained in PART II of Form 10-QSB are applicable to the Company for the nine months ended December 31, 1998.

ITEM 1.  LEGAL PROCEEDINGS

         On July 21, 1998, the Company announced that the United States Patent and Trademark Office ("USPTO") had informed the Company that the USPTO will, as requested by the Company, initiate an interference proceeding between the Company and Advanced UroScience, Inc. ("AUI"), White Bear Lake, Minnesota, to determine which company was the first to invent carbon-coated micro beads for use in treating urinary incontinence. The USPTO had not, as of February 3, 1999, formally commenced the interference proceeding.

         At such time as the interference proceeding is formally commenced, it could take the USPTO twenty-four months or more to reach a final decision concerning this matter. Although the USPTO originally granted the applicable patent to AUI, the interference proceeding may result in a determination that either Uroplasty, Inc. or AUI is the proper holder, or that a patent should not have been granted. An interference proceeding, like other patent litigation, can be complex, time consuming and expensive.

In addition, during the fiscal quarter, the Company commenced a related lawsuit against AUI for misappropriation of trade secrets, and AUI, subsequent to December 31, 1998, brought a counterclaim against the Company with respect to such matter.

UROPLASTY, INC. and Subsidiaries


SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UROPLASTY, INC.

Dated:  February 16, 1999         By /s/ DANIEL G. HOLMAN
                                  Daniel G. Holman
                                  Chairman, President and CEO
                                 (Principal Executive and Financial Officer)