Form 10KSB
period 1999-03-31
UROPLASTY INC
filed 1999-06-24
CIK 890846

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-KSB

Annual Report Pursuant To Section 13 or 15(d) of the Securities
Exchange Act of 1934
for the fiscal year ended March 31, 1999.



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

                         YES [X]        NO [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year........$5,308,587....

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate I Rule 12b-2 of the Exchange Act.) $_not applicable_, as of June 24, 1999. However see Item 5, hereof.

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

		YES [ ]        NO [ ]   Not subject to Exchange Act at time  [X]

APPLICABLE ONLY TO CORPORATE REGISTRANTS
 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,923,371 shares on June 24, 1999

DOCUMENTS INCORPORATED BY REFERENCE

     None of the type referenced.


Transitional Small Business Disclosure Format
YES [ ]        NO [X]






PART I



Introduction

   Uroplasty, Inc. is referred to in this Report as "Uroplasty", the "Company" or the "Registrant".

Item 1.  Description of Business


General

   The Registrant designs, develops, manufactures and markets medical products primarily for the treatment of urinary incontinence and vesicoureteral reflux. The Registrant's key product is Macroplastique(R), an injectable, soft tissue bulking agent currently used to treat certain types of stress urinary incontinence ("SUI"), the most common form of urinary incontinence. SUI refers to the involuntary loss of urine as a result of activities that increase intra-abdominal pressure, such as coughing, laughing or exercising. Macroplastique is also used to treat vesicoureteral reflux ("VUR"), a condition occurring mostly in children in which urine flows backward from the bladder into the kidney. In addition, some doctors in Europe are beginning to use Macroplastique to treat incontinence in men recovering from prostate surgery. In June 1996, Macroplastique received the CE mark in Europe (similar to FDA approval in the United States), allowing the product to be sold throughout the European Union. Macroplastique is not sold in the United States because it has not been approved for marketing by the Food and Drug Administration
("FDA").

   It is estimated urinary incontinence afflicts about 5% of the general population and women comprise about 85% of the sufferers. In Europe, currently the Registrant's largest market, approximately 17 million people suffer from various forms of urinary incontinence and about 14.5 million of these sufferers are women. Bulking agents such as Macroplastique are used to treat women with SUI caused by intrinsic sphincter deficiency, estimated by the Registrant to comprise 10% of the female incontinence market or about 1.4 million women in Europe alone. Of the estimated 2.6 million European men who are incontinent, the Registrant believes about 25% are candidates for treatment with Macroplastique. VUR is primarily a pediatric concern, with a prevalence estimated to be as high as 1% of the pediatric population. The Registrant estimates about half of this population are candidates for Macroplastique treatments.

   Macroplastique consists of soft, flexible, solid, highly textured implants of heat vulcanized polydimethylsiloxane (solid silicone) suspended in a water-based biocompatible carrier gel. Macroplastique is not a silicone gel, the compound which became controversial in its use in breast implants. Macroplastique was first introduced in the European urological marketplace in 1991 and has been used to treat approximately 20,000 patients with no reported serious product related adverse incidents.


Urinary Incontinence Market

   Urinary incontinence is an involuntary loss of urine, so severe it has social and/or hygienic consequences. In varying degrees, urinary incontinence
is a problem suffered by millions of people worldwide.   The Agency for Health
Care Policy and Research (a division of the Public Health Service, U.S. Department of Health and Human Services) estimated in 1996 there were approximately 13 million adults with urinary incontinence in the United States. The same agency estimated the total cost (utilizing all management and curative approaches) of treating incontinence of all types in the United States as $15 billion in 1996. Urinary incontinence can result in a substantial decrease in a person's quality of life and is often the main reason a family moves an elderly person to nursing home care. The Registrant expects the incidence of urinary incontinence will rise as the percentage of elderly people continues to increase.


Types of Urinary Incontinence

   The mechanisms of urinary incontinence are complicated and involve the interaction between several anatomical structures. In females, urinary continence is primarily controlled by the sphincter muscle. This muscle surrounds the urethra and provides constrictive pressure to prevent urine from flowing out of the bladder. Urination occurs when the sphincter relaxes as the bladder contracts, allowing urine to flow through the urethra. The urinary sphincter is also responsible for maintaining continence during periods of physical stress. Incontinence may result when any part of the urinary tract fails to function as intended. A broad range of conditions and disorders can cause incontinence, including birth defects (e.g. spina bifida), pelvic surgery, injuries to the pelvic region or the spinal cord, neurological diseases, (e.g. multiple sclerosis, poliomyelitis) and degenerative changes associated with aging.

   Stress Urinary Incontinence: Stress urinary incontinence ("SUI") refers to the involuntary loss of urine due to an increase in intra-abdominal pressure from coughing, sneezing, laughing, straining or lifting. In women, the most common cause of SUI is hypermobility, a lack of anatomic stability primarily caused by weak surrounding tissue, resulting in the abnormal movement of the bladder neck and urethra. This anatomical problem is often the result of childbirth. SUI can also be caused by intrinsic sphincter deficiency ("ISD"), or the inability of the sphincter valve or muscle to function properly. ISD can be due to congenital sphincter weakness or deterioration of the muscular wall of the urethra after trauma, spinal cord lesion or radiation therapy. To date, Macroplastique has been used to treat incontinence in women suffering from SUI caused by intrinsic sphincter deficiency.

   Urge Incontinence: Urge incontinence refers to the involuntary loss of urine associated with an abrupt, strong desire to urinate. Urge incontinence often occurs with neurologic problems, causing the bladder to contract and empty with little or no warning.

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


Management and Treatment of Urinary Incontinence

   There are two general approaches to dealing with urinary incontinence. One approach is to manage symptoms with items such as pads or diapers. The other approach consists of curative measures attempting to restore continence, such as surgery or treatment with bulking agents. The Registrant suggests the treatment of urinary incontinence should proceed from the least invasive to the most invasive therapy.


Management of Urinary Incontinence

   Absorbent Products: Absorbent products are probably the most common management for urinary incontinence because most men and women use these products without consulting a physician. The cost of diapers and pads can be substantial, thus creating a continuous financial burden for patients. Additionally, this management technique requires frequent changing of diapers and pads to control patient embarrassment due to odor.

   Behavior Modification: The techniques used in behavior modification include bladder training, scheduled voiding and pelvic floor muscle exercises known as kegels. Some of the tools used in conjunction with these training regimes are vaginal cones or weights, biofeedback devices and electrical stimulation. While these are typically low-risk procedures, they do not work for many patients and even where effective, they only partly alleviate the symptoms and are seldom curative.

   Penile Compression Devices: Penile clamps are reserved for temporary use with male incontinence. Complications such as penile and urethral erosion, penile edema, pain and obstruction can occur if improperly used.

   Pelvic Organ Support Devices: A pessary is a doughnut-shaped device made of flexible materials and are designed to temporarily reduce pelvic prolapse and alleviate symptoms of pelvic relaxation in females with and without incontinence. When these devices are misused or neglected, complications such as ulceration of the vagina and rectovaginal and vesicovaginal fistula can occur. Persons using pessaries require frequent, regular monitoring.

   Occlusion Devices: Urethral occlusion devices, or "plugs," consist of tiny disposable products. They are intended to be used by younger, more physically active stress incontinent women, because they are more likely to be motivated to use a disposable urethral plug on a daily basis. The primary problems with this device are urinary tract infections, treatment compliance and progressive urethral dilation which may require larger plugs over time.

   Urinary Catheters and Collection Devices: There are four types of urinary catheters: 1) intermittent (inserted through the urethra into the bladder every 3 to 6 hours for bladder drainage; may be appropriate for the management of acute or chronic urinary retention); 2) indwelling (a closed sterile system inserted through the urethra to allow bladder drainage; may be needed for short-term treatment and for terminally ill patients); 3) suprapubic (requires percutaneous or surgical introduction of a catheter into the bladder through the abdominal wall, for short-term use following gynecologic, urologic and other types of surgery or as an alternative to long-term urethral catheter use in men); and 4) external collection (devices made from latex rubber, polyvinyl or silicone resembling a condom, are secured on the shaft of the penis by a double-sided adhesive, latex or foam strap and are connected to urine collecting bags by a tube; may be useful for short-term maintenance). The type and severity of incontinence and the patient's physical and mental condition determine which is the best catheter option for the patient.

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


Curative Treatments for Urinary Incontinence

   Surgery: In women, stress urinary incontinence can be surgically corrected through various suspension and sling procedures. In these procedures, the physician elevates and stabilizes the urethra and bladder neck. Current surgical procedures require vaginal or abdominal incisions and are typically performed under general anesthesia. Surgery is expensive, traumatic and involves a 3 to 10 day hospital stay with several months required for full recovery. In men, the main surgical option is an implanted artificial urinary sphincter. However, it carries with it the inherent risks of device malfunction, tissue erosion and atrophy, and infection. In practice, the artificial urinary sphincter is rarely applicable to the management of uncomplicated stress incontinence.

   Injectable Bulking Agents: Bulking agents are inserted with a needle into the area around the urethra, thereby augmenting or bulking the sphincter. Hence, these materials are often called "bulk-enhancing agents" or "injectables." Bulking agents may be either synthetic or biologically derived. Bulking agents are an attractive alternative to surgery because they are considerably less invasive than many of the surgical procedures described above. For this reason, bulking agents represent a particularly desirable treatment option for the elderly or infirm who may not otherwise be able to withstand the trauma and morbidity resulting from a fully invasive surgical procedure. Active women also can benefit from the use of bulking agents since their use will often allow the patient to return to normal activities in a matter of days instead of weeks for fully invasive surgical procedures. The 1996 Clinical Practice Guidelines published by the U.S. Department of Health and Human Services recommend periurethral bulking agents as a first line treatment for men with intrinsic sphincter deficiency and for women with intrinsic sphincter deficiency who do not have co-existing hypermobility.

   The two major types of bulking agents are biologically derived and synthetic agents. Biologically derived bulking agents include injections of autologous fat and bovine collagen. Fat injections involve complex, invasive harvesting of the patient's own fat cells and reinjecting them into the bladder neck. Another procedure involves the injection of processed bovine collagen. The body resorbs biologically derived agents over time and subsequent injections may be required. The two most commonly used synthetic bulking agents are Macroplastique (polydimethylsiloxane) and Teflon(R) paste (polytetrafluoroethylene, also known as PTFE).


Macroplastique

   Macroplastique is an injectable soft tissue bulking agent primarily used to treat stress urinary incontinence in women. Macroplastique is a proprietary composition of heat vulcanized, highly textured, solid, soft and irregularly shaped polydimethylsiloxane (solid silicone) implants suspended in a biocompatible carrier solution. Based on the Registrant's clinical experience outside the United States, Macroplastique does not cause chronic inflammation, is not resorbed by the body and does not migrate. Macroplastique is used to provide bulking of the urethral sphincter. The actual implantation of Macroplastique is minimally invasive and can be accomplished in less than 30 minutes in an inpatient or outpatient setting. It is designed to restore the patient to normal urinary continence almost immediately following treatment. Macroplastique is also used to treat vesicoureteral reflux, a condition occurring primarily in children, as well as incontinence in men after prostate surgery.

   The Registrant markets Macroplastique on the basis that its use can lead to lower surgical risk, shorter recovery time and less expense than more invasive alternatives. The Registrant believes the advantages of Macroplastique are its biocompatibility, cost effectiveness and successful use in over 20,000 patients overseas.


Marketing, Distribution and Sales

   The Registrant markets and sells Macroplastique and the related ancillary products used in the implantation procedure only in countries outside the United States, primarily in Europe. The Registrant uses a direct sales force of six persons in the United Kingdom, four persons in the Netherlands and one in the United States. For the more than 40 countries in which the Registrant markets Macroplastique, it uses a network of distributors, trained by the Registrant's technical staff in The Netherlands. The Latin American and Canadian markets are managed by a technical staff member in the United States. The Company has written agreements with each of the individual distributors. None of the distributors sell injectable products which compete directly with Macroplastique. The Company's technical staff in the Netherlands provides training for the distributors. No distributor accounted for more than 10% of the Company's sales. Collectively, the Company's distributors accounted for approximately 50% and 54% of total sales in fiscal years 1999 and 1998, respectively.


Other Products

   The Registrant also sells the materials contained in Macroplastique for plastic surgery applications under the name Bioplastique(TM) Implants in limited markets. In addition, the Registrant has been selling some specialized wound care products as a distributor.


Government Regulations

   As a medical device manufacturer, the Registrant is subject to government regulations in every market where its products are sold. In markets such as the United States and Europe, these regulations are substantial and play a significant role in the Registrant's designing, testing, manufacturing, and marketing.

   In order to market its products within the countries consisting of the European Union, the Registrant is required to obtain CE marking for its products. To obtain CE marking, a product must comply with the requirements set forth in Council Directive 93/42/EEC published in Volume 36 (12 July 1993) of the Official Journal of the European Communities. This document is called the Medical Device Directives ("MDD") in Europe. CE mark authorization is granted by organizations called Notified Bodies who are approved by their respective national Competent Authorities (which are usually referred to as National Health Ministries) to conduct medical device evaluations. Notified Bodies are technical expert organizations who serve as the auditing and certifying arm of the Competent Authorities.

   Under the European MDD, Macroplastique is considered a Class IIb long-term implantable device. To obtain the CE mark for Macroplastique, the Registrant was required to submit extensive information regarding product design, labeling, safety and preclinical and clinical testing results to its Notified Body for evaluation by expert reviewers. In addition, the Registrant maintains registration to rigorous quality standards ISO 9001 and EN46001. After successfully demonstrating full compliance to the MDD, the Notified Body issued a Certificate of Authorization to the Registrant in June 1996, allowing the Registrant to place the CE mark on Macroplastique and the related accessories. Upon fulfilling any additional national requirements, Macroplastique can be marketed throughout the European Union. The Registrant is subject to periodic surveillance audits by its Notified Body to ensure it adheres to the requirements of the MDD. Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Registrant to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Registrant's business, financial condition and results of operations. There can be no assurance the Registrant will not be required to incur significant costs to comply with laws and regulations in the future, or that laws or regulations will not have a material adverse effect upon the Registrant's business, financial condition or results of operations.

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

   In the United States, the Registrant must comply with the Federal Food, Drug and Cosmetic Act, as amended, which is enforced by the Food and Drug Administration (the "FDA"). The FDA has determined that urethral bulking agents such as Macroplastique are Class III devices subject to a Pre-Market Approval (PMA) application prior to marketing in the United States.

   A PMA is a rigorous submission requiring the manufacturer to substantiate claims of safety and effectiveness with valid scientific evidence. The PMA process is lengthy and expensive with no guarantee of final approval at its completion. In some instances, the FDA will decide that additional testing or clinical studies are necessary to support the PMA submission. Such a decision considerably lengthens the time and expense required for obtaining U.S. marketing approval. If the FDA approves the PMA submission, it may still place certain conditions on the manufacturer, such as the initiation of a post-marketing study or restrictions to the product's intended use.

   After PMA approval, the Registrant must comply with other FDA regulations to maintain its U.S. marketing approval. The Registrant's manufacturing facilities will be subjected to routine inspections by the FDA to ensure the Registrant is in compliance with GMP regulations. Because the Registrant's quality system has already achieved ISO 9001 registration, the Registrant believes that few additional elements will be required to satisfy the GMP regulations. However, there can be no assurance the FDA would find the Registrant's quality system to be in compliance with all relevant aspects of the requirements. The Registrant must also comply with U.S. Medical Device Reporting (MDR) regulations, which require companies to document and investigate device malfunctions or any deaths or serious injuries that may be associated with the use of their products. The FDA will also scrutinize all labeling and marketing claims made by the Registrant to ensure only the product indications specifically approved by the FDA are promoted by the Registrant.

   The Registrant is also subject to a variety of state and local laws and regulations in those states or localities where its product will be marketed. Any applicable state or local regulations may hinder the Registrant's ability to market its products in those states or localities.


Third-Party Reimbursement

   Throughout much of the world, the Registrant sells Macroplastique to hospitals and other users who often transfer the cost of the medical product and services to various third-party payers. These third-party payers consist of government health programs, private health insurance plans, managed care organizations and other similar programs. They may deny or substantially limit reimbursement if they believe that a medical device was not used in accordance with established payer protocols regarding cost-efficient treatment methods, was used for an unapproved indication or was not otherwise covered. In some markets, medical device manufacturers are being forced to demonstrate the clinical efficacy and cost-effectiveness of their products to third-party payers before these organizations will agree to provide reimbursement to patients. Changes to third-party reimbursement policies in the United States, Europe and other potential Macroplastique markets could result in diminished revenues to the Registrant.

   In most European nations and other Macroplastique markets, third-party reimbursement is currently available for Macroplastique for the treatment of urinary incontinence. Within the United States, third-party reimbursement is currently available for certain bulking agents and the Registrant expects to obtain third-party reimbursement for Macroplastique if and when the product is approved for marketing. However, there is currently no uniform policy for reimbursement in the United States and no guarantee Macroplastique will be reimbursed at the levels expected by the Registrant, if at all. The availability of third-party reimbursement for Macroplastique or competitors' products and continuing efforts to reduce the costs of health care by decreasing reimbursement rates may reduce the price received by the Registrant for Macroplastique.


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


Manufacturing

   The Registrant manufactures Macroplastique at its own facilities. Components are manufactured in the United States, and finished products in The
Netherlands from medical grade materials obtained from qualified suppliers.
The Registrant's facilities utilize dedicated heating, ventilation, and high efficiency particulate air (HEPA) filtration systems for the manufacturing areas to provide a controlled working environment. All manufacturing processes, including material storage and handling, gowning, and cleaning, are performed according to written procedures approved by the Registrant's quality department. All critical manufacturing processes are performed in a cleanroom environment by trained production technicians. An outside vendor sterilizes Macroplastique using a validated method and returns the product to the Registrant for final inspection and testing.

   The Company currently purchases its base silicone solution from Applied Silicone Corporation and its carrier solution from GAF Corporation, which are single sources of supply for such products at the moment, and with neither of whom does it have a supply agreement. Alternative suppliers for these materials do exist should the current suppliers discontinue production or distribution. However, the Company would need to complete additional testing to qualify the materials obtained from any new suppliers. Additionally, limited notice of the need to switch suppliers for either of these materials could result in production delays and inventory depletion.

   The Registrant's manufacturing facilities are periodically audited by an independent registrar to ensure compliance with ISO 9001 and EN 46001 quality system requirements. Prior to marketing the product in the United States, the Registrant will also be inspected by the U.S. FDA and will also be subject to any additional state, local and federal government regulations in both the United States and The Netherlands applicable to the manufacture of the Registrant's products. See "Decription of Business - Government Regulations".


Competition

   Competition in the urinary incontinence products market is intense. The Registrant faces competition from existing manufacturers of management and curative treatments, competing manufacturers of commercially available bulking agents, and from companies developing new or improved treatment methods. The Registrant believes the principal competitive factors among treatment methods include physician and patient acceptance of the method in managing or curing incontinence, cost and availability of third-party reimbursement, marketing and sales capability and the existence of meaningful patent protection. The Registrant's ability to compete in this market also will depend on the consistency of its product quality, as well as delivery and product pricing. Other factors within and outside the Registrant's control include its product development and innovation capabilities, ability to obtain required regulatory approvals, ability to protect its proprietary technology, manufacturing and marketing capabilities and ability to attract and retain skilled employees.

   Current major competitors who compete in the urinary incontinence management and treatment market include Kimberly-Clark Corp. and Procter & Gamble Co. for adult diapers and absorbent pads; Empi, Inc. and MedCare Technologies, Inc. with electrical pelvic floor stimulators and behavioral treatments; Abbott Laboratories, Warners Wellcome and Hoechst Marion Roussell for pharmaceutical treatments; C. R. Bard, Inc., Kendall Co., Mentor Corp. and Baxter International for catheter/urine collection bag drainage systems; and American Medical Systems, Inc.; Boston Scientific Corporation, Influence, Inc. and Johnson & Johnson for sling procedures and artificial sphincter implants. The Registrant believes some of its current competitors and others who do not have injectable bulking products are also seeking to develop competing bulking agents.

   There are currently at least two injectable soft tissue bulking agent products competing directly with Macroplastique, both of which are supplied by companies with considerably larger financial and other resources than Uroplasty. These products are Urethrin(R), manufactured and distributed only outside the United States by Mentor, Inc. and Contigen(R), manufactured by Collagen Corporation and distributed by C.R. Bard worldwide. The Registrant expects other devices for treating urinary incontinence by means of soft tissue injection therapy will become available in the future and competition will continue to intensify. In addition, Advanced Uroscience, Inc. and the Convatec division of Bristol, Meyers, Squibb are seeking regulatory approval for an injectable bulking agent.

   Many of the Registrant's competitors and potential competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources, and experience than the Registrant. In addition, many of the Registrant's competitors offer broader product lines within the urology market, which may give such competitors the ability to negotiate exclusive, long-term supply contracts and to offer comprehensive pricing for their products. It is possible that other large health care and consumer products companies may enter this industry in the future. Furthermore, smaller companies, academic institutions, governmental agencies and other public and private research organizations will continue to conduct research, seek patent protection and establish arrangements for commercializing products. Such products may compete directly with any products which may be offered by the Registrant in the future.


Dependence on One or a Few Major Customers

   During fiscal 1999 no customer reached the level of 10% of the Company's net sales. During fiscal 1998 approximately 12% of the Company's net sales were to one customer.


Patents, Trademarks, and Licenses

   The Company's success depends in part on its ability to obtain and maintain patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company seeks to protect its technology by filing patent applications for patentable technologies that it considers important to the development of its business based on an analysis of the cost of obtaining a patent, the likely scope of protection and the relative benefits of patent protection compared to trade secret protection, among other considerations. The Company also relies upon trade secrets, know-how and continuing technological innovation to develop and maintain its competitive position.

   Multiple patents covering the Macroplastique materials, processes and applications have been issued to the Company by the United States, United Kingdom, German and Japanese Patent Offices. Such patents will expire in the United States at various times between 2010 and 2013. Applications are also currently pending in various other countries, including Canada and other European countries. There can be no assurance that any of the Company's pending or future U.S. or foreign patent applications will result in issued patents, or that any issued patents will be of sufficient scope or strength to provide meaningful protection of the Company's products. The coverage sought in a patent application can be denied or significantly reduced before the patent is issued. In addition, there can be no assurance that any current or future U.S. or foreign patents of the Company will not be challenged or circumvented by competitors or others, or that such patents will be found to be valid or sufficiently broad to protect the Company's technology or provide the Company with any competitive advantage. Should attempts be made to challenge, circumvent or invalidate the Company's patents in the U.S. Patent and Trademark Office or courts of competent jurisdiction, including administrative boards or tribunals, the Company may have to participate in legal or quasi-legal proceedings therein to maintain, defend or enforce its rights in these patents. Any legal proceedings to maintain, defend or enforce the Company's patent rights could be lengthy and costly, with no guarantee of success.

   The Company also relies heavily upon trade secrets and other proprietary information. The Company seeks to maintain the confidentiality of such information by requiring employees, consultants and other parties to sign confidentiality agreements and by limiting access by parties outside the Company to such information. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of this information or that others will not be able to independently develop such information. Additionally, there can be no assurance that any agreements regarding confidentiality and non-disclosure will not be breached, or, in the event of any breach, that adequate remedies would be available to the Company.

   In July 1998, the Company announced that the United States Patent and Trademark Office ("USPTO") had informed the Company that the USPTO will, as Uroplasty requested, initiate an interference proceeding between Uroplasty and Advanced UroScience, Inc. ("AUI"), to determine which company was the first to invent carbon-coated micro beads for use in treating urinary incontinence. Although the USPTO originally granted the applicable patent to AUI, the interference proceeding may result in a determination that either Uroplasty or AUI is the proper holder, or that a patent should not have been granted. Uroplasty expects that it could take the USPTO twenty-four months or more to reach a final decision concerning this matter. An interference proceeding, like other patent litigation, can be complex, time-consuming and expensive. The interference proceeding does not involve Macroplastique. Subsequently, the Company brought suit against AUI and certain related defendants alleging a wrongful taking and misuse of the Company's trade secrets pertaining to the carbon-coated micro beads.

   In 1992, the Company and its then parent, Bioplasty, Inc., were sued by Collagen Corporation, which alleged that Macroplastique infringed on one of its U.S. patents for a bulking agent. The parties entered into a license and settlement agreement in 1993 pursuant to which the Company pays Collagen a royalty of 5% of net sales of certain products sold in the United States with a minimum of $50,000 per year. Recently, the Company received several letters from Collagen's counsel questioning whether additional royalties were payable as a result of either the manufacture or sale by the Company of Macroplastique in the United States. The Company's position is that royalties are payable only on "net sales" in the United States and, there having been none, no additional royalties are payable. Collagen has not brought any new or renewed legal action in connection with its allegations. There can be no assurance, however, that Collagen or any other third party will not pursue legal action with respect to these matters.

   Claims by competitors such as Collagen and other third parties that the Company's products allegedly infringe the patent or other intellectual property rights of others could have a material adverse effect on the Company. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, and intellectual property litigation may be used against the Company as a means of gaining a competitive advantage. Intellectual property litigation is complex, time-consuming and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. An adverse outcome in any litigation could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others, if licenses to such rights could be obtained, or require the Company to cease making, using or selling certain products. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on terms acceptable to the Company, if at all. In addition to being costly, protracted litigation to defend or prosecute intellectual property could result in the Company being unable to commercialize Macroplastique on a timely basis or at all, and could have a material adverse effect on the Company's business, financial condition and results of operations.

   Although the Company intends to apply for additional patents and vigorously defend issued patents, management believes that its success as a business will depend primarily upon its development and marketing skills, and the quality and economic value of its products rather than on its ability to obtain and defend patents.

   The Company has a Royalty Agreement with three individuals, two of whom are former officers and directors. Under such Agreement, the Company pays royalties, in the aggregate, of three to five percent of net sales of Macroplastique and Bioplastique, subject to a monthly minimum of $4,500. The royalties payable under this Agreement will continue until the patent referenced in the Agreement expires in 2010.

   In December 1995, the Company obtained a license from a British surgeon, Sam M. Henalla, for a urethral guiding device designed to make implantation of Macroplastique easier and more precise. Under this agreement, the Company made a cash payment of approximately $30,000 to the licensor and will make royalty payments at the rate of 10% of the worldwide net sales of this device for a period of 10 years.


Research and Development

   The Registrant has an active Research and Development program working to develop new products in the field of incontinence. The Registrant is also continually working on new methods and devices for the implantation of Macroplastique and on new applications for this material. Expenditures for research and development totaled $1,236,855 and $778,082 for the fiscal years ended March 31, 1999 and March 31, 1998, respectively. None of these costs were borne directly by customers.

   The Registrant has acquired the rights to a urethral guiding device designed to make implantation of Macroplastique in women simpler and more precise. The Registrant intends to introduce this device in late fiscal year 2000. The Registrant expects the new device to make implantation easier and allow it to be performed on an outpatient basis. Currently, Macroplastique is injected using a more cumbersome endoscope and patients are usually admitted to the hospital and put under general anesthesia during the procedure.

   The Registrant is developing a pubovaginal sling which is a surgically implanted device providing support for the bladder neck and urethra. The Registrant intends to introduce this product into the U.S. market, pending submission and approval of a 510(k) review by the FDA.


Compliance with Environmental Laws

   Compliance by the Registrant with applicable environmental requirements during its fiscal years ended March 31, 1999 and 1998 has not had a material effect upon the capital expenditures, earnings or competitive position.


Employees

   As of March 31, 1999, the Registrant had forty-eight employees, of which forty-three were full-time and five part time. None of such employees has a collective bargaining agreement with the Registrant.


Former Parent and Current Subsidiaries

   The Registrant was incorporated in January 1992 as a wholly-owned subsidiary of Bioplasty, Inc., which was primarily a manufacturer and distributor of breast implants. Because of extensive products liability litigation brought against Bioplasty and all other manufacturers of breast implant products, Bioplasty, Inc. and Uroplasty, Inc. filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code in April 1993. On February 4, 1994, the U.S. Bankruptcy Court confirmed the Joint Plan of Reorganization (the "Plan") of Bioplasty, Inc. and Uroplasty, Inc. Under the Plan, all equity interests held by Bioplasty, Inc. in Uroplasty, Inc. were cancelled and new shares of each of Bioplasty, Inc. and Uroplasty, Inc. were issued to creditors, claimants and certain investors. Such persons became the shareholders of Uroplasty, Inc. In addition, under the Plan all pre-petition claims, including known and unknown products liability claims, against Bioplasty, Inc. and Uroplasty, Inc. were discharged except for certain claims and expenses identified by name and amount which were allowed by the Court.

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

   The Registrant's wholly-owned foreign subsidiaries and their respective principal functions are as follows:

Uroplasty BV    Incorporated in The Netherlands, is the manufacturer of
                  Macroplastique and sells Macroplastique outside of The Netherlands to distributors
Uroplasty LTD   Incorporated in and acts as the sole distributor of
                  Macroplastique, Bioplastique(TM) and wound care products in the United Kingdom
Bioplasty BV    Incorporated in and acts as a distributor of
                  Macroplastique, Bioplastique and wound care products in The Netherlands



RISK FACTORS

   Government Regulation - International and United States; Inability to Market or Sell Macroplastique in United States; Uncertainty of Obtaining FDA Marketing Approval. The Company's product, manufacturing processes and product development activities are subject to extensive and rigorous regulation by governmental and regulatory authorities in foreign countries similar to the U.S. Food and Drug Administration ("FDA"). In Europe, where the Company has been marketing Macroplastique since 1991, the Company's introduction of medical devices as well as its design, manufacturing, labeling, distribution, sale, marketing, advertising, promotion and recordkeeping procedures for its products are subject to laws and regulations governing medical devices contained in the European Medical Device Directives ("MDD"). In June, 1996, the Company received a Certificate of Authorization for affixing the CE mark (Conformite Europeene) on Macroplastique based upon compliance with the MDD.

   In the United States, the Company cannot market or sell Macroplastique until Investigational Device Exemption ("IDE") and subsequent Pre-Market Approval ("PMA") authorization for Macroplastique are received from the FDA. As of this date, the Company had not submitted an IDE application to the FDA to request authority to commence human clinical studies in the United States. There can be no assurance that the requisite approvals or certifications will be granted for Macroplastique or any other product, on a timely basis, or at all, or that such regulatory reviews will not involve delays that would conflict with the Company's ability to commercialize its products in the United States.

   In summary, the Company has received MDD approval to market Macroplastique and Bioplastique throughout the European Community, but the Company has not yet applied for regulatory approval from the FDA in the United States for Macroplastique or any of it other products.

   Even if regulatory approval to market a product is obtained from the FDA, this approval may necessitate limitations on the indicated uses of the product. Marketing approval can also be withdrawn by the FDA in the United States (and by regulatory authorities in foreign countries) due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial approval. The Company may be required to make further filings with the FDA and other regulatory authorities in foreign countries under certain circumstances, such as the addition of product claims or product reformulation. The FDA and other regulatory authorities in foreign countries could also limit or prevent the manufacture or distribution of the Company's products and has the power to demand the recall of such products. FDA medical device regulations depend strongly on administrative interpretation, and there can be no assurance that future interpretation made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. The FDA and various other authorities either currently inspect or will inspect the Company and its facilities from time to time to determine whether the Company is in compliance with regulations relating to medical device manufacturing, including regulations concerning design, manufacturing, testing, quality control, product labeling, distribution, promotion and record keeping practices. A determination that the Company is in material violation of such regulations could lead to the imposition of civil penalties, including fines, product recalls, product seizures or, in extreme cases, criminal sanctions. See "Description of Business - Government Regulations".

   Dependence on Single Product. The Company expects to derive substantially all of its revenues for the next several years from sales of Macroplastique. The Company's failure to continue its commercialization of Macroplastique in Europe would have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not expect that commercialization of other new products will be feasible without a substantial, continuing commitment to research and development for an extended period of time or acquisitions of new products, or both. Also, new medical products must typically undergo clinical trials and regulatory clearance or approval before commercialization. There can be no assurance as to whether or when commercialization of other products might begin or as to the likelihood that any such initiative would be successful. The market for medically-related products changes constantly, and if the market changes, or if new or strengthened competition emerges, or customer preferences change, or if new technology causes Macroplastique to be viewed as a less effective treatment, the Company's business, financial condition and results of operation would be adversely affected. Unlike larger companies with many products in the marketplace, the Company is dependent on one product and its fate is, consequently, much more closely tied to market acceptance of that product.

   Dependence on Patents and Proprietary Rights. The Company's success depends in part on its ability to preserve trade secrets, obtain and maintain patent protection for its products under United States and international patent laws and other intellectual property laws and operate without infringing upon the proprietary rights of third parties. Patents covering the materials, process and applications have been issued to the Company by the Patent Offices in the United States, United Kingdom, Japan and Germany. Applications are also currently pending in various other countries, including Canada and other European countries. No assurances can be given that the scope of any patent protection will prevent competitors (most of which have financial and other resources substantially greater than the Company) from introducing products competitive with the Company's products, the Company's patents will be held valid if subsequently challenged, others will not claim rights in or ownership of the patents and other proprietary rights held by the Company, or the Company's product and processes will not infringe, or be alleged to infringe, the proprietary rights of others.

   A number of patents have been issued to others in the area of injectable bulking agents. The validity and breadth of claims covered in medical device technology patents involve complex legal and factual questions and may therefore be highly uncertain. The Company also relies upon unpatented trade secrets to protect its proprietary technology. No assurance can be given that others will not independently develop or otherwise acquire substantially equivalent techniques and/or gain access to and disclose the Company's proprietary technology. Further, no assurance can be given that the Company can ultimately protect meaningful rights to such unpatented proprietary technology. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Litigation may be necessary to enforce any patents issued to the Company, protect trade secrets or proprietary information owned by the Company against claimed infringement of the rights of others or determine the scope and validity of the proprietary rights of others. The defense and prosecution of patent litigation or other legal and/or administrative proceedings related to patents is costly and time-consuming regardless of the outcome. An adverse outcome in any litigation could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others and/or require the Company to cease making, using or selling any products. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on terms acceptable to the Company, if at all. See "Description of Business - Patents, Trademarks, and Licenses".

   Uncertainty Relating to Third-Party Reimbursement. The success of the Company will depend, in part, upon satisfactory reimbursement for Macroplastique procedures from third party health care payers. In the United States and many foreign countries, third-party reimbursement is currently generally available for surgical procedures for urinary incontinence, but there is no uniform policy for such reimbursements. The Company sells Macroplastique to physicians, hospitals and other users which bill various third-party payers, such as government health programs, private health insurance plans, managed care organizations and other similar programs for the health care products and services provided to their patients. Payers may deny reimbursement if they determine that a product used in a procedure was not used in accordance with established payer protocols regarding cost-efficient treatment methods, was used for an unapproved indication or was not otherwise covered. Third-party payers are increasingly challenging the prices charged for medical products and services and, in some instances, have pressured medical suppliers to lower their prices. The availability of third-party reimbursement for Macroplastique or competitors' products and continuing efforts to reduce the costs of health care by decreasing reimbursement rates may reduce the price received by the Company for Macroplastique or increase the relative expense to the consumer. The Company believes a material amount of its Macroplastique revenues are received from third party payers, therefore failure to receive sufficient reimbursement from health care payers for procedures using Macroplastique or adverse changes in governmental and third-party payers' policies toward reimbursement for such procedures would materially adversely affect the Company's business, financial condition and results of operations. See "Description of Business - Third Party Reimbursement".

   Potential Unfavorable Public Reaction to Use of Silicone Products/Earlier Silicone Controversies. Macroplastique is comprised of heat vulcanized polydimethylsiloxane, which results in a solid flexible silicone elastomer. In the 1990's the United States breast implant industry became the subject of significant controversies (some of which continue at this time) surrounding the possible effects upon the human body of the use of silicone gel in breast implants. One consequence was a massive flood of products liability litigation, leading to the bankruptcy of several companies, including Uroplasty's former parent, Bioplasty, Inc. (which in turn caused Uroplasty, Inc. to file for bankruptcy in 1993). The Company uses only solid silicone material, and not semi-liquid silicone gel (as was used in breast implants), in its Macroplastique product. However, since the controversies in the United States surrounding the use of silicone in breast implants have been so widespread and resulted in such extensive litigation, there can be no assurance that the use by the Company and others of solid silicone in medical devices implanted in the human body will not result in controversies, or even litigation. There can be no assurance that studies or research unknown to date will not some day cast doubt in the mind of the public on the safety of the Company's products and the appropriateness of their intended use.

   The Company expects its competitors will attempt to portray silicone as an undesirable feature of Macroplastique, and the effects of such efforts cannot be predicted at this time. The earlier silicone controversies may adversely affect the Company's ability to market Macroplastique in the United States if and when the Company receives PMA approval from the FDA.

   Research and Development Expenses in Fiscal Year 2000; Expected Losses.
The Company's future success will depend upon, among other factors, its ability to introduce and market Macroplastique on a timely basis in the United States to that end, it has committed the largest portion of the proceeds resulting from its private placement of Common Stock in May and June of 1998. Although the Company has been profitable since fiscal year 1997, the Company expects to incur significant operating losses in its fiscal year 2000 due largely to the significant costs associated with clinical trials and other aspects of the FDA approval process. The development and commercialization by the Company of Macroplastique and other products in the United States will require substantial additional product development, clinical, regulatory and other expenditures for the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Description of Business," "Financial Statements", and "Risk Factors - Need for Additional Capital".

   Need for Additional Capital. The Company anticipates the net proceeds received from its private placement in May and June 1998, together with cash flow from operations, will be sufficient to fund its IDE submission, clinical studies and the completion of its PMA application to the FDA for Macroplastique. However, if expenses or operating profits differ from expected levels, the Company will require additional financing to complete its PMA application to the FDA for Macroplastique. Further, the Company will need additional funds in order to introduce Macroplastique to the U.S. vesicoureteral reflux and male incontinence markets because separate regulatory approval is needed for each of these conditions. There can be no assurance that additional capital will be available to the Company when needed or on terms acceptable to the Company. The net proceeds of the Company's private placement of the shares in May and June 1998, together with the Company's existing capital resources and any funds provided by future operations, will not be sufficient to fund new product development, and funds for such purpose may not be available, on reasonable terms, and there can be no assurance that other sources of funding will be available. If equity capital is needed by the Company in the future, the Company would attempt to obtain it on terms it considers favorable, but the demands of the business and the nature of financial markets at the time may be such that any resulting issuance of equity securities would result in dilution to then existing shareholders. See "Management's Discussion and Analysis".

   Lack of Marketability and Registration in All States. The Company is not required, and does not intend, to register the shares in two states in which holders of the shares presently reside, namely California and Arizona.

   Highly Competitive Industry. Competition in the urinary incontinence management and treatment products market is fierce. The medical condition treated by using the Company's product also may be managed or treated using a variety of alternative products or techniques, including adult diapers, absorbent pads, behavior therapy, pelvic muscle exercises, drugs, surgery, implantable devices, other injectable bulking agents and other medical devices. There is no assurance the Company's products will be a substitute for such alternative products or techniques or that advancements in these alternative products or techniques will not make the Company's products obsolete. In addition, the Company believes some of its competitors who do not currently have injectable bulking agents are attempting to develop injectable bulking agents which will directly compete with Macroplastique. Many of the Company's existing as well as potential competitors have substantially greater capital resources, name recognition, distribution capabilities, well-known and well-established product lines and larger marketing, research and development staffs and facilities than the Company. These competitors may also have greater expertise than the Company in research and development, manufacturing, marketing and sales and regulatory affairs. There can be no assurance that the Company and Macroplastique will be able to compete effectively with such alternative products or techniques or with such competitors and potential competitors.

   In addition, the Company's ability to compete in the urinary incontinence treatment market will depend primarily upon physician, patient and healthcare payer acceptance of Macroplastique as a safe, effective and cost-effective treatment for urinary incontinence. The Company's ability to compete in this market will also depend upon product pricing and the consistency of its product quality and delivery. Other factors within or outside the Company's control include its product development and innovation capabilities, ability to obtain required regulatory approvals, ability to protect its proprietary technology, manufacturing and marketing capabilities and ability to attract and retain skilled employees. See "Description of Business - Competition".

   Risks and Effects of Technological Developments. The Company competes in a market characterized by technological innovation, extensive research efforts and significant competition. Improvements in existing treatment options or developments of new treatment methods may have a material adverse effect on the Company's ability to increase sales of Macroplastique and successfully commercialize any future products and may render such products noncompetitive or obsolete. Other companies are currently engaged in the development of products and innovative methods for treating stress urinary incontinence that are similar to, or compete with, Macroplastique. Significant developments by any of these companies or advances by medical researchers at universities, government research facilities or private research laboratories could eliminate the market for Macroplastique or otherwise render Macroplastique obsolete. Although technological change has not had a direct material impact on the Company in recent years, the potential that such a change might occur is a continuing risk for the Company. See "Description of Business - Competition."

   Risk of Product Liability; No Assurance Insurance is Adequate. The medical products industry is subject to substantial litigation. As a manufacturer of an implantable medical product, the Company faces an inherent business risk of exposure to product liability claims in the event that the use of its product is alleged to have resulted in adverse effects to a patient. The Company maintains product liability insurance in the amount of $2,000,000, aggregate and per occurrence, but there can be no assurance that such coverage limits are adequate to protect the Company from any liabilities which it might incur in connection with the clinical trials and commercialization of Macroplastique or any other product. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. Furthermore, the Company does not expect to be able to obtain insurance covering its costs and losses as a result of any recall of its products due to alleged defects, whether such a recall is instituted by the Company or required by a regulatory agency. Consequently, a product liability claim, recall or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business, financial condition and results of operations of the Company. See "Description of Business - Product Liability".

   Uncertainty of Future Market Acceptance. The Company currently sells Macroplastique in Europe and other foreign countries. Acceptance of Macroplastique by physicians in preference to other treatment options, including other bulking agents, will depend upon the demonstration of its safety and effectiveness, relative performance of Macroplastique compared to other market approved products, ease of use and relative cost compared to other bulking agents and treatment alternatives. Physicians may elect not to prescribe treatment using Macroplastique unless adequate reimbursement from health care payers is available. Health care payer acceptance of a treatment utilizing Macroplastique will require, among other things, evidence of the cost effectiveness of this treatment as compared to other treatment options. There can be no assurance that the acceptance of Macroplastique by urological and gynecological health care providers will continue to grow in Europe and other areas where Macroplastique is already used.

   The Company does not sell Macroplastique in the United States. There can be no assurance that Macroplastique will achieve any significant degree of market acceptance in the United States among physicians, health care payers or patients, even if the safety and effectiveness of Macroplastique is established in the United States and the necessary regulatory approvals are obtained. Even if those approvals were granted, the Company's future success in the United States market would be entirely dependent on the successful commercialization and market acceptance of Macroplastique. Accordingly, any delay or failure by the Company in demonstrating that Macroplastique is safe and effective, receiving required regulatory approvals to market Macroplastique or achieving significant market acceptance of Macroplastique in the United States among physicians, health care payers and/or patients would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the earlier controversies surrounding silicone, and possible lingering public concerns about it, could impede the acceptance of Macroplastique. See "Description of Business".

   Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of its key management personnel. The Company believes that its future success will depend in large part on its ability to attract and retain highly skilled managerial, engineering, operations and marketing personnel who are in great demand. Failure to attract and retain key personnel could have a material adverse effect on the Company's results of operations. The Company does not have an employment agreement or non-compete agreement with Daniel G. Holman, its Chairman, President, CEO and CFO, or Susan Hartjes-Doherty, its Vice President of Operations and Regulatory Affairs and Secretary. The Company does not maintain key person life insurance for any of its employees.

   Risks Associated with International Operations; Currency Risks. At this time, the Company only sells Macroplastique outside the United States through its wholly-owned foreign subsidiaries. Sales and operations outside of the United States are subject to certain inherent risks, including, without limitation, fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the import and export of technology, difficulties in staffing and managing international operations, difficulties in obtaining work permits for employees, difficulties in collecting receivables, potentially adverse tax consequences, potential language barriers, and difficulties in operating in a different culture and legal system. There can be no assurance that any of these factors will not have a materially adverse effect on the Company's financial condition or results of operations. In particular, because the Company's international sales are denominated primarily in Dutch guilders, currency fluctuations in countries where the Company does business may render the Company's products less price competitive than those of foreign companies whose sales are denominated in weaker currencies. The Company reports its financial results in U.S. dollars, and fluctuations in the value, of either the dollar or the currencies in which the Company transacts business, can have a negative impact on its financial results. Consequently, the Company does have exposure to foreign currency exchange risks. The Company attempts to lessen that exposure by keeping to a minimum the amount of time that trade payables and receivables are outstanding.

   Dependence on Suppliers. The Company currently purchases all raw materials from single sources. Alternative suppliers for these materials exist should the current suppliers discontinue production or distribution. However, the Company would need to complete additional testing to qualify the materials obtained from any new suppliers. Additionally, limited notice of the need to switch suppliers for either of these materials could result in production delays and inventory depletion. The Company has not experienced any shortage of these materials to date; however, no assurance can be given that shortages of these materials will not be experienced in the future.

   Limited Public Market for Common Stock; Possible Stock Price Volatility. Announcements of new products and services by the Company or its competitors, technological innovations, disputes regarding patents or other proprietary rights, regulatory developments and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, could cause the market price of the Common Stock to fluctuate significantly. In addition, the stock market in general and, in particular the market prices for medical technology companies, have historically experienced significant volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. Such volatility may adversely affect the market price of the Common Stock.

   Absence of Long-Term Human Clinical Studies. Although the Company believes that Macroplastique is safe when used as recommended by the Company, there are no long-term, well-controlled human clinical studies of this product. Accordingly, no assurance can be given that Macroplastique, even when used as recommended, will have the effects intended or will not have adverse effects over a patient's lifetime. For example, there can be no assurance as to whether or how frequently patients will require additional injections of Macroplastique and whether any such additional injections will be effective or will have a negative effect on physician, payer or patient acceptance.

   Fluctuations In Quarterly Operating Profit and Net Income. The Company may experience variability in its net sales and operating profit on a quarterly basis as a result of many factors, including, among others, buying habits of European health care providers, size and timing of orders by certain customers, shifts in demand for types of products, technological changes and industry announcements of new products. If revenues do not meet expectations in any given quarter, operating results may be materially adversely affected. The Company may, in addition, experience variability in its net income on a quarterly basis as a result of many factors, including currency fluctuations. As a result of these potential fluctuations in quarterly results, period-to-period comparisons of the Company's financial results should be approached cautiously.

   Potential Control of Company by a Small Number of Persons. The Company's officers and directors combined own 12% of the Company's outstanding shares (if they exercise all their options) and one shareholder owns 9% of the Company's outstanding shares. If all of such persons cooperated, they could potentially have the ability to elect the Company's Board of Directors and affect control of the Company. See "Security Ownership of Certain Beneficial Owners and Management."

   Possible Adverse Market Effect of Shares Eligible for Future Sale. Sales of substantial amounts of Common Stock (including shares issued upon the exercise of outstanding options and warrants) in the public market could have an adverse effect on the price of the Company's common stock. Such sales may also make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company would deem appropriate.

   Possible Adverse Effect of Anti-Takeover Provisions and Staggered Board. As a Minnesota corporation, the Company is subject to certain anti- takeover provisions of the Minnesota Business Corporation Act. The authority of the Board with regard to the anti-takeover provisions of such Act could have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for the Company's common ctock at a premium over the then prevailing market price of the Common Stock, and may adversely affect the market price of, and the voting and other rights of the holders of, Common Stock. Should the Company issue additional shares, whether for purposes of raising additional capital or otherwise, it could have the effect of making a takeover more difficult.

   The Company's Articles of Incorporation and Bylaws include certain provisions (the "Staggered Board Provisions") for staggering the election of the members of the Board of Directors. The Board is divided into three classes with each class serving for an independent term. The classification of directors is intended to make it more difficult to change the composition of the Board. At least two shareholders' meetings, instead of one, will generally be required for shareholders to effect a change in control of the Board. The Staggered Board Provisions will apply to every election of directors, whether or not a change in the Board, in the opinion of some or a majority of the Company's shareholders, would be desirable. The Staggered Board Provisions relating to the removal of directors and the filling of vacancies are designed to protect the staggered Board structure in the event a third party gains control of a majority of the Company's voting power and could discourage an attempt to gain control of the Company.

   Applicability of "Penny Stock Rules"; Possible Impact on Liquidity of Stock. The Company's Common Stock is presently considered a "penny stock" under applicable rules and is not traded on the NASDAQ Small Cap market. If the Company fails to become listed on NASDAQ or, after such listing, fails to satisfy the NASDAQ requirements to maintain listing on NASDAQ in the future, the Common Stock will likely continue to be quoted only in the local over-the-counter "pink sheets" market (which may include, as it presently does, the NASDAQ Bulletin Board market). The public trading market for the Common Stock could be adversely affected by such limited quotation, and there would likely be fewer market makers for the Company's stock, less interest by potential institutional investors and less coverage by analysts and the financial media.

   In order to be listed in the NASDAQ Small Cap Market, the Company would need $4,000,000 in net tangible assets, a minimum bid price of $4.00 per share for at least 30 calendar days and three market makers, as well as meet certain other requirements. As of March 31, 1999, the Company had over $5,000,000 in net tangible assets, the recent bid prices per share for its Common Stock have been in the range of $2.00 to $3.00 per share and it had only one market maker. The Company intends to apply for listing on the NASDAQ Small Cap Market when it meets the share price and market maker requirements, and it will continue its efforts to expand its business in a prudent manner so that its chances of reaching those goals are increased.

   In addition, as long as the Company's Common Stock continues not to be listed in the NASDAQ Small Cap Market, it will be subject, as it presently is, to SEC rules under the Securities Exchange Act of 1934 relating to "penny stocks." The "penny stock rules", which apply to companies whose Common Stock trades at less than $5.00 per share, require brokers who sell securities subject to such rules to persons other than established customers and "institutional accredited investors" to complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning the risks of trading in the security. The application of these rules may restrict the ability of brokers to sell the Company's Common Stock, may adversely affect the liquidity of the shares, and may affect the ability of purchasers to sell the shares in the secondary market.

   No Dividends. The Company has never paid any cash dividends on its Common Stock and does not anticipate paying such dividends for the foreseeable future.

   Net Operating Loss Carryforwards; Effect of International Operations on Tax Position. The Company has net operating loss carryforwards for U.S. income tax reporting purposes of approximately $2,043,000, which can be used to offset U.S. taxable income in future years. Sales of the Company's voting common shares during the prior three years, combined with the equity offering in 1998 will most likely cause a change in ownership under Section 382 of the Internal Revenue Code of 1996. Section 382 limits the annual use of the Company's U.S. net operating loss carryforwards existing as of the date of the ownership change. Notwithstanding the application of Section 382, it is not anticipated that any limitation would have a material adverse effect on the Company.

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


Item 3. Legal Proceedings

   On July 21, 1998, the Company announced that the United States Patent and Trademark Office ("USPTO") had informed the Company that the USPTO will, as requested by the Company, initiate an interference proceeding between the Company and Advanced UroScience, Inc. ("AUI"), White Bear Lake, Minnesota, to determine which company was the first to invent carbon-coated micro beads for use in treating urinary incontinence. The USPTO had not, as of May 20, 1999, formally declared the interference proceeding.

   At such time as the interference proceeding is formally declared, it could take the USPTO twenty-four months or more to reach a final decision concerning this matter. Although the USPTO originally granted the applicable patent to AUI, the interference proceeding may result in a determination that either Uroplasty, Inc. or AUI is the proper holder, or that a patent should not have been granted. An interference proceeding, like other patent litigation, can be complex, time consuming and expensive.

   In addition, during the third quarter of fiscal 1999, the Company commenced a related lawsuit against AUI for misappropriation of trade secrets. AUI, subsequent to December 31, 1998, brought a counterclaim against the Company with respect to such matter.


Item 4. Submission of Matters to a Vote of Security Holders

   The Registrant did not submit any matter to a vote of its security holders during the fourth quarter of its recently completed fiscal year.


Item 5. Market for Common Stock

   As of the date hereof, there is only a limited public trading market for the Company's Common Stock.

   The following table sets forth the high and low bid prices for the Company's Common Stock, as reported in the NASD'S Bulletin Board system (market symbol UROP) on a quarterly basis, from April 1998 through March 1999, and for the period April 1, 1999 through May 11, 1999. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.


   Fiscal Quarters                              Low Bid       High Bid

   First Quarter (1)                             $3             $7
   Second Quarter                                 2 3/8          3 3/4
   Third Quarter                                  1 1/2          2 7/8
   Fourth Quarter                                 2 15           3

(1)
   Dropped on April 29, 1998
   Restarted on June 19, 1998                     3              3 3/4



   As of May 11, 1999, the Company's Common Stock was held of record by approximately 630 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.


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


Overview

   The Company was incorporated in Minnesota in 1992 as a wholly-owned subsidiary of Bioplasty, Inc. ("Bioplasty"). Since February 1994, the Company is a separate and distinct entity from Bioplasty.

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

   The Company also sells the Macroplastique product in a different configuration for plastic surgery applications under the name Bioplastique(tm), in limited markets. In addition, the Company has been selling specialized wound care products in the Netherlands and Great Britain as a distributor for Derma Sciences, Inc., pursuant to a written arrangement which provides for a schedule of prices and involves the submission by the Company of purchase orders to meet product demand.

   Set forth below is management's discussion and analysis of financial condition and results of operations for the year ended March 31, 1999 and 1998. See note 7 to the Consolidated Financial Statements for business segment information.


Results of Operations

   Sales were $5,308,587 for the year ended March 31, 1999 as compared to $4,335,908 for the year ended March 31, 1998. This increase of $972,679, or 22%, is the result of increased sales of the Macroplastique product due to increased overseas marketing activities. The Macroplastique product line accounts for 93% of total sales.

   It is expected that Macroplastique sales will continue to grow through further market awareness, expansion of the distribution network and the introduction of innovations in Macroplastique implantation.

   The gross profit percentage decreased from 78% in fiscal 1998 to 76% in fiscal 1999. This decrease is due to increased import duties on components shipped from the United States to The Netherlands and unusual costs associated with manufacturing changes and new equipment installations.

   General and administrative expenses increased 25% from $994,068 in fiscal 1998 to $1,246,997 in fiscal 1999. The increase is primarily due to increased costs of professional fees related to the legal proceeding, shareholder expenses for increased communication and depreciation as a result of investing activities.

   Research and development costs increased 59% from $778,082 in fiscal 1998 to $1,236,855 in fiscal 1999. The majority of this increase relates to the FDA approval costs, which were $509,390 in fiscal 1999 compared to $0 in fiscal 1998. Other R&D expenses decreased 7% from $778,082 in fiscal 1998 to $727,465 in fiscal 1999. Increased spending for research and development projects is anticipated, along with expenditures for the United States regulatory approval process.

   Selling and marketing costs increased 50% from $964,138 in fiscal 1998 to $1,445,877 in fiscal 1999. This increase is due to the addition of four sales personnel and expanded presence at international and domestic medical conferences to increase market awareness of Macroplastique.

   The operating profit for the year ended March 31, 1999 was $121,801, compared to $661,642 for the same period last year. The decrease is primarily due to increased operating expenses, of which $509,390 relates to FDA approval costs for the year ended March 31, 1999.

   Increases in other income in fiscal 1999 compared to fiscal 1998 are primarily attributable to increased interest income as a result of greater average cash balances throughout the year related to the proceeds of the private placement, gain on the liquidation of a wholly owned subsidiary and a reduction in foreign currency exchange losses.

   Included in the income tax expense is a non-recurring income tax refund of $60,503. The remaining balance on the income tax benefit account of $24,081 in fiscal 1999 relates to foreign tax carry-back benefits of foreign subsidiaries.

   For the year ended March 31, 1999, net income totaled $331,906 compared to net income of $407,841 for the year ended March 31, 1998.


Liquidity and Capital Resources

   As of March 31, 1999, the Company had $1,588,984 in cash and cash equivalents and $2,264,925 in marketable securities. The Company's marketable securities are classified as available-for-sale and are carried at amortized cost, which approximates fair value. The capital resources were derived from the private placement of common stock and existing sales of the Registrant's products.

   On March 31, 1999 the inventory balance was $754,813, compared to a balance of $294,424 on March 31, 1998. This is a result of management's intention to increase inventory levels in anticipation of increased sales.

   There is currently no financing arrangement in place for Uroplasty's working capital needs, and the Registrant has no material unused sources of liquidity other than its cash reserves, securities and accounts receivable balances. The Company expects it can satisfy its cash requirements and does not expect it will have to raise additional funds in the next twelve months.

   The company expanded its manufacturing facility in The Netherlands with the addition of new cleanrooms to increase manufacturing capacity. In July 1998, a $58,242 Note Payable was issued to partially finance the additional cleanrooms. This Note Payable has a fixed interest rate until August 2003 of 5.6% per annum. After August 2003, the interest rate can be adjusted by the bank. Monthly payments consist of $474 of principal plus interest through August 2008.

   The proceeds from the private placement in May and June, 1998 are being used to pursue submissions, clinical studies and marketing approvals with the U.S. Food and Drug Administration. The Company estimates that fiscal year 2000 funding for such purposes will be approximately $1,500,000. If such proceeds are not sufficient to complete the PMA, additional cash from internal or other sources will be needed in fiscal year 2001.

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

   With respect to presently known trends and uncertainties related to the euro conversion, the Company does not expect there will be any long-term competitive implications of the conversion (such as effects on product or service pricing due to increased transparency), nor does it anticipate any material costs in connection with the conversion nor a lack of ability to pass any costs that might result along to customers.


Year 2000 Compliance

   The Company's existing information system, consisting of hardware and software supplied by third parties, is year 2000 compliant. However, because most computer systems are, by their nature, interdependent, it is possible that non-compliant third party computers could impact the Company's operations. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this problem. The Company has communicated with unrelated parties, including suppliers and regulatory consultants with whom it deals, to coordinate year 2000 compliance. Based on the information obtained, the Company developed a contingency plan which identifies where the greatest risks of non-compliance exist and what steps the Company might take in order to deal with the most reasonably likely worst case scenario. Inventory levels of the Company's products are high enough to meet product demands for a couple of months in case the Company would not be able to manufacture products due to a worst case scenario. The costs incurred in addressing year 2000 compliance are expensed as incurred in compliance with GAAP. The costs were not material.


New Accounting Pronouncements

   In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt the new standard in fiscal 2001. The Company is currently evaluating SFAS No. 133, but does not expect it will have a material effect on its financial statements.

   In 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and does not require additional disclosures. The Company intends to adopt SOP 98-1 in fiscal 2000. Costs incurred prior to the initial application of the SOP will not be adjusted to conform with SOP 98-1. The adoption is not expected to have a material impact on the Company's financial position or results of operations.


Forward-Looking Statements

   The Registrant may from time to time make written or oral "forward-looking statements", including statements contained in this filing by the Company with the Securities and Exchange Commission and in its reports to stockholders, as well as elsewhere. "Forward-looking statements" are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions related to any of the foregoing, and may be identified by the use of forward-looking terminology, such as "may, "expect," "anticipate," "estimate, "goal," "continue," or other comparable terminology. By their very nature, forward- looking statements are subject to known and unknown risks and uncertainties relating to the Company's future performance that may cause the actual results, performance or achievements of the Company, or industry results, to differ materially from those expressed or implied in any such "forward-looking statements". Any such statement is qualified by reference to the following cautionary statements.

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

   In this filing, the following sections contain "forward- looking statements": "Description of Business"; Risk Factors"; and "Management's Discussion and Analysis of Financial Condition and Results of Operation". Various factors and risks (not all of which are identifiable at this time) could cause the Company's results, performance or achievements to differ materially from that contained in the Company's forward-looking statements, and investors are cautioned that any forward-looking statement contained herein or elsewhere is qualified by and subject to the warnings and cautionary statements contained above and in the Risk Factors section of this filing.

   The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


Item 7. Financial Statements

   The information contained under the headings "Consolidated Statements of Operations," "Consolidated Balance Sheets," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors Report" is incorporated herein by reference.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not applicable.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   The Registrant's Directors and Executive Officers as of March 31, 1999 were as follows:

Name                  Age  Position             Director Since  Term Expires

Daniel G. Holman      53   Chairman, President, 1994            2000
                           CEO, CFO
Joel R. Pitlor        60   Director             1994            1999
R. Patrick Maxwell    54   Director             1994            1999
Alex Gerwer           44   Director             1998            1999

Susan Hartjes-Doherty 45   Vice President of Operations
                           and Regulatory Affairs, Secretary
Germain E. Willem     52   Vice President of Sales
                           and Marketing
Christopher Harris    40   Vice President of Corporate
                           Development


   All directors are members of the Nominating Committee; all directors except Mr. Holman are members of the Compensation Committee; and Mr. Maxwell and Mr. Pitlor are members of the Audit Committee.

   The Registrant does not have any employment or non-compete agreement with Mr. Holman or Ms. Doherty, whose employment, as such, is at will.

   The following paragraphs describe the business experience of each of the Registrant's directors and officers. Several of these individuals have served as directors or officers of Bioplasty, Inc. which filed for bankruptcy in April 1993. See "Description of Business - Former Parent and Current Subsidiaries". Daniel G. Holman has served as Chairman of the Board, President and Chief Executive Officer of Uroplasty, Inc. since February 1994, and as Chief Financial Officer since June 1996. Mr. Holman was Executive Vice President of Bioplasty, Inc. from 1973 to 1985, its President from 1985 to 1987, and Secretary from 1986 to March 1992. Mr. Holman has been Chairman of the Board of Bioplasty, Inc. since March 1992, and President and CEO since February 22, 1993. Mr. Holman served as Chairman of the Board and Chief Executive Officer of Bio-Vascular, Inc. from June 1988, to September 1991, served as a director of Genetic Laboratories Wound Care, Inc. from February 1988 until July 1993, and as Vice President from February 1988 through November 1992. Mr. Holman holds a Bachelor of Arts degree in Biology from St. Cloud State University.

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

   Alex Gerwer was elected a Director of Uroplasty in August 1998. Mr. Gerwer has been a Principal and Consultant for AKN in San Diego, California, a management consulting firm to medical companies since 1990. From 1988 to 1990, he was the Manager of New Business Development for Nihon Kohden America, a medical electronics company in Irvine, California. Mr. Gerwer was a research Scientist for Diatek, Inc. in San Diego, California from 1986 to 1988. Mr. Gerwer received a B.S. in Chemistry and Physics from the University of Michigan, and a master of Science in Chemical Physics from the California Institute of Technology.

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

   There is no family relationship between or among the officers and directors, except that Mr. Holman and Mrs. Hartjes-Doherty will be married in June 1999.


Item 10. Management Compensation

   The following table sets forth, in summary form, (1) the compensation paid for the years shown in the table to Daniel G. Holman, the Registrant's Chairman, President, CEO and CFO and to Susan Hartjes-Doherty, the Registrant's Vice President of Regulatory Affairs and Operations and Corporate Secretary;
(2) the stock options and stock appreciation rights granted to such individuals for the years shown; and (3) long-term payouts and other compensation for the years shown:


Summary Compensation Table

                                                                       Long Term Compensation (1)
                            Fiscal Year                                --------------------------
                            Annual Compensation                                Awards
-------------------------------------------------------------------------------------------------
                                                           Other                     Securities
Name                                                       Annual      Restricted      Under-
and                                                        Compen-       Stock         lying
Principal                                                  sation        Awards        Options
Position              Year     Salary($)    Bonus($)         ($)          ($)          SARs(#)
-------------------------------------------------------------------------------------------------
Daniel G. Holman      1999      171,089          --         34,140 (2)      --               0
CEO                   1998      161,919          --         25,632 (2)      --          70,000
                      1997      154,162          --         28,818 (2)      --               0


Susan Hartjes-Doherty 1999      112,158          --         --              --               0
Vice President        1998      102,160       5,000         --              --          40,000


Total Compensation for All Executive Officers
 For Fiscal Year 1999:
 (Four Persons)                        536,978



(1) There were no payouts under a "long-term incentive plan" (called "LTIP") for the years shown, nor was any other form of compensation paid or awarded.

(2)   Reimbursement of expatriot living expenses in The Netherlands.


   Mr. Pitlor receives a $2,000 per month consulting fee from the Registrant under a month to month agreement. Mr. Gerwer receives a $2,500 per month consulting fee from the Registrant under a month to month agreement. All non-employee Board members receive $500 per board meeting attended. In addition, directors participate in the Registrant's stock option plan.


Option/SAR Grants Table


Option Grants in Fiscal Year Ended March 31, 1999

-----------------------------------------------------------------------------

                  Number of         Percent of
                  Securities        Total Op-
                  Underlying        tions/SARS
                  Options           Granted to      Exercise or    Securities
                  /SARS             Employees in    Base Price     Expiration
Name              Granted(#)        Fiscal Year      ($/Share)        Date
-----------------------------------------------------------------------------

Daniel G.                 0              --               --               --
Holman, CEO

Susan Hartjes-            0              --               --               --
Doherty, V.P.



(1) Options for 30,000 shares were granted to officers and directors during the fiscal year ended March 31, 1999.

   The Registrant adopted an Incentive Stock Option Plan (the "1995 Plan") in May 1995 which provided for the granting of options to purchase 350,000 shares of stock. At March 31, 1999 there were 148,200 options outstanding under the 1995 Plan. In April 1997 the Board of Directors adopted, and in August 1997 the Registrant's shareholders approved, the 1997 Stock Option Plan (the "1997 Plan") pursuant to which 500,000 shares of Common Stock have been reserved. At March 31, 1999 there were 401,000 options outstanding under the 1997 Plan. (In addition, the Registrant had 15,000 options outstanding not issued pursuant to either Plan.) Both Plans required options be granted at exercise prices equal to or greater than the fair market value of the stock at the time of the grant.


Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

                                                   Number of
                                                   Securities       Value of
                                                   Underlying       Unexercised
                                                   Unexercised      In-the-Money
                                                   Option/SARs      Options/SARs
                 Shares acquired      Value        At FY-End (#)    at FY-End ($)
Name             on Exercise          Realized ($) Exercisable      Exercisable
----------------------------------------------------------------------------------

Daniel G.               --               --          95,000           125,000
Holman, CEO

Susan Hartjes-          --               --          65,000            87,500
Doherty, V.P.



Item 11. Security Ownership of Certain Beneficial Owners and Management

   At March 31, 1999, the Registrant had 5,923,371 shares of Common Stock outstanding and had granted options to employees and directors to purchase 549,200 shares of the Registrant's Common Stock.

   The following table sets forth the number of shares of the Registrant's Common Stock beneficially owned as of March 31, 1999, and as adjusted to reflect the sale of the minimum and maximum number of shares offered hereby, by
(i) each person known to the Registrant to be the beneficial owner of more than five percent of the Registrant's Common Stock, (ii) each director, (iii) each executive officer of the Registrant who is named above, and (iv) all directors and executive officers as a group:




Name and Address of              Number of Shares        Percent of
Beneficial Owner                 Beneficially Owned         Class
----------------------------------------------------------------------


Mindich Family Limited Liability Co.
Attn. Bruce Mindich
c/o Paddington Management Corporation
555 White Plains Road
Tarrytown, NY 10591                   650,000               9.1%

Bruce P. Mindich
c/o Paddington Management Corporation
555 White Plains Road
Tarrytown, NY  10591                  450,000               7.6%

Daniel G. Holman
2718 Summer Street NE
Minneapolis, MN  55413-2820           299,981 (1)           5.0%

Susan Hartjes-Doherty
2718 Summer Street NE
Minneapolis, MN 55413-2820            122,203 (2)           2.0%

Joel R. Pitlor
19 Chalk Street
Cambridge, MA  02139                  145,000 (3)           2.4%

R. Patrick Maxwell
Templeton & Associates
10 South Fifth Street, Suite #990
Minneapolis, MN  55402                 65,307 (3)           1.1%

Alex Gerwer
3957 Gaffney Court
San Diego, CA 92130                    43,800 (4)           0.7%


Directors and Executive
Officers as a Group (7 persons)       758,291 (5)(6)       12.1%



(1)   Includes 95,000 shares held under options to purchase Common Stock.

(2)   Includes 65,000 shares held under options to purchase Common Stock.

(3)   Includes 45,000 shares held under options to purchase Common Stock.

(4)   Includes 30,000 shares held under options to purchase Common Stock.

(5)   Includes 340,000 shares held under options to purchase Common Stock.

(6) To the Registrant's knowledge, the persons named have both voting and investment power over the shares listed.


Item 12. Certain Relationships and Related Transactions

   The Registrant has a Royalty Agreement with three individuals (collectively the "Licensors"), namely Arthur A. Beisang, Robert A. Ersek, M.D., and Arthur
A. Beisang, III M.D. Mr. Beisang and Dr. Ersek are former officers and directors of the Company (see "Description of Business - Patents, Trademarks, and Licenses"), and each previously owned more than 5% of the Company's outstanding stock. Under the terms of such Royalty Agreement, the Company is obligated until 2010 to pay the Licensors 3 to 5% of net sales of Macroplastique (see Note 4(e) of Notes to Financial Statements). The aggregate amount of royalty expense recognized by the Company pursuant to such Royalty Agreement during each of the past three fiscal years was as follows.

   Fiscal Year ended 3/31/99      Uroplasty, Inc.   $ 195,355

   Fiscal Year ended 3/31/98      Uroplasty, Inc.   $ 147,860

   Fiscal Year ended 3/31/97      Uroplasty, Inc.   $ 110,495


   On July 11, 1997, the Company's then second largest shareholder, the Bioplasty Product Claimants Trust (the "Trust"), which prior to such date owned 640,000 shares or 17.5% of the Company's then outstanding shares of Common Stock, sold such shares to a group of investors (the "Investors"). In connection with such transaction, the Trust sold to the Investors its interest in that certain Promissory Note, dated March 30, 1994 (the "Note") which, at March 31, 1997, had a principal balance outstanding of $496,000. Although the Note did not by its terms have a convertibility feature, concurrently with the sale by the Trust of the 640,000 shares to the Investors, the Company agreed to and did convert the Note into 496,000 shares of Common Stock at a conversion ratio of $1.00 per share. The market prices for the Company's Common Stock during the period June 1 to July 11, 1997 were $.50 bid and $1.50 asked on a workout basis. The Company and the Investors used such market prices in arm's length negotiations in determining the conversion ratio. The Investors, who included certain registered representatives (or their customers) employed by RJ Steichen & Co., consisted of 33 individuals, retirement accounts and corporations located primarily in the Minneapolis/St. Paul, Minnesota area.
The aforementioned transaction was facilitated by certain registered representatives of RJ Steichen & Co., but they were not directly compensated for their efforts by either the Trust or the Company, and the Investors did not pay a commission on the transaction. There was no involvement whatsoever by R.J. Steichen & Co. as an entity.


Item 13. Exhibits and Reports on Form 8-K

   (a)   Exhibits incorporated by reference (Rule 12b-23).
The following Exhibits are incorporated by reference to the Registrant's Registration Statement on Form 10SB filed July 10, 1996:


Number   Description

2.1 First Amended Joint Plan of Reorganization (Modified) of the Registrant dated January 31, 1994 (Filed as Exhibit 8.1 to Form
         10SB)

3.1 Articles of Incorporation of Uroplasty, Inc. (Filed as Exhibit 2.1 to Form 10SB)

3.2      Bylaws of Uroplasty, Inc. (Filed as Exhibit 2.2 to Form 10SB)

4.1 Form of Stock Certificate of the Registrant representing shares of the Registrant's Common Stock (Filed as Exhibit 3.1 to Form 10SB)

10.1     Settlement Agreement and Release dated November 30,
         1993 by and between Bioplasty, Inc., Bio-Manufacturing,
         Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A.
         Beisang III, MD and Robert A. Ersek, MD
         (Filed as Exhibit 6.1 to Form 10SB)

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

10.4     Lease Agreement dated January 10, 1995 between Summer
         Business Center Partnership and Uroplasty, Inc. (Filed as Exhibit
         6.4 to Form 10SB)

10.5     Unsecured $640,000 Promissory Note dated March 30,
         1994 by and between Bioplasty, Inc., Uroplasty, Inc. and
         Bioplasty Product Claimants' Trust (Filed as Exhibit 6.5 to Form
         10SB)

10.6 Agreement and Satisfaction dated January 30, 1995 by and between Bioplasty Product Claimants' Trust and Bioplasty, Inc. (Filed as
         Exhibit 6.6 to Form 10SB)

10.7     Asset Sale and Satisfaction of Debt Agreement dated
         June 23, 1995 by and between Bioplasty, Inc. and
         Uroplasty, Inc. (Filed as Exhibit 6.7 to Form 10SB)

10.8     Executory Contract Assumption Stipulation dated
         December 28, 1993 by and between Bioplasty, Inc.,
         Uroplasty, Inc. and Collagen Corporation (Filed as Exhibit 6.8 to Form 10SB)

10.9     Settlement and License Agreement dated July 23,
         1992 by and between Collagen Corporation, Bioplasty,
         Inc. and Uroplasty, Inc. (Filed as Exhibit 6.9 to Form 10SB)


         (b)      The following exhibits are filed as part of this report:

13.0     Financial Statements

21.0     Subsidiaries of the Registrant

27.0     Financial Data Schedule



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           UROPLASTY, INC.

Dated:     June 24, 1999                   By /s/ DANIEL G. HOLMAN
                                              Daniel G. Holman
                                              Chairman, President and CEO


         In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Name                 Title/Capacity                          Date

/s/ DANIEL G. HOLMAN    President, Chief Executive Officer      June 24, 1999
Daniel G. Holman        Chief Financial Officer,
                        Director (Principal Executive Officer,
                        Principal Financial Officer, Principal
                        Accounting Officer)

/s/ JOEL R. PITLOR      Director                                June 24, 1999
Joel R. Pitlor

/s/ R. PATRICK MAXWELL  Director                                June 24, 1999
R. Patrick Maxwell

/s/ ALEX GERWER         Director                                June 24, 1999
Alex Gerwer



Exhibit 13

UROPLASTY, INC. AND SUBSIDIARIES

Consolidated Financial Statements

March 31, 1999 and 1998




TABLE OF CONTENTS

                                                               Page(s)

Independent Auditors' Report                                       F-2

Financial Statements:

   Consolidated Balance Sheets                                     F-3

   Consolidated Statements of Operations                           F-4

   Consolidated Statements of Shareholders' Equity
   and Comprehensive Income                                        F-5

   Consolidated Statements of Cash Flows                           F-6

Notes to Consolidated Financial Statements                  F-7 - F-16



Independent Auditors' Report

The Board of Directors and Shareholders
Uroplasty, Inc.:


   We have audited the accompanying consolidated balance sheets of Uroplasty, Inc. and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uroplasty, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP

April 23, 1999



UROPLASTY, INC. AND SUBSIDIARIES

Consolidated Financial Statements

March 31, 1999 and 1998


CONSOLIDATED BALANCE SHEETS
March 31, 1999 and 1998

                                                   1999           1998
                                             __________     __________
Assets

Current assets:
   Cash and cash equivalents                $ 1,588,984        889,541
   Marketable securities                      1,503,600              0
   Accounts receivable trade,
      less allowance for doubtful
      accounts of $3,682 in 1999
      and $64,930 in 1998                       825,905        766,835
   Inventories                                  754,813        294,424
   Prepaid expenses                             187,697        184,628
   Other current assets                         103,439              0
					     __________     __________
Total current assets                          4,964,438      2,135,428
                                             ----------     ----------

Property, plant, and equipment, net           1,228,255      1,044,530

Marketable securities-long term                 761,325              0

Intangible assets, net of accumulated
   amortization of $91,251 in 1999
   and $64,252 in 1998                          111,625        101,586
                                             __________     __________
Total assets                                $ 7,065,643      3,281,544
				             ==========     ==========

Liabilities and  Shareholders' Equity

Current liabilities:
   Accounts payable                             295,267        358,782
   Accrued liabilities:
      Compensation and payroll taxes             96,379         81,526
      Foreign sales tax                          78,214         17,137
      Royalties                                  34,400         16,900
      Other                                     166,342         99,618
   Capital lease obligations-current
      maturities                                  9,424         16,463
   Note payable-current maturities               37,040         30,756
                                             __________     __________
Total current liabilities                       717,066        621,182
                                             ----------     ----------

   Capital lease obligations, less current
      maturities                                 26,486         31,893
   Note payable, less current maturities        605,362        577,713
					     __________     __________
Total liabilities                             1,348,914      1,230,788
					     ----------     ----------

Shareholders' equity
   Common stock $.01 par value; 20,000,000
      shares autorized, 5,923,371 and
      4,191,525 shares issued and
      outstanding at March 31, 1999 and
      1998, respectively                         59,234         41,915
   Additional paid-in capital                 5,784,045      2,432,599
   Retained Earnings (deficit)                   75,277       (256,629)
   Accumulated other comprehensive loss        (196,827)      (162,129)
   Note receivable-shareholder                   (5,000)        (5,000)
					     __________     __________
Total shareholders' equity                    5,716,729      2,050,756
                                             ----------     ----------
Commitments and contingencies (note 5)

Total liabilities and                        __________     __________
   shareholders' equity                     $ 7,065,643      3,281,544
                                             ==========     ==========

See accompanying notes to consolidated financial statements.



UROPLASTY, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended March 31, 1999 and 1998

                                                   1999           1998
                                             __________     __________


Net sales                                   $ 5,308,587      4,335,908
Cost of goods sold                            1,257,057        937,978
                                             __________     __________
Gross profit                                  4,051,530      3,397,930
                                             ----------     ----------

Operating expenses:
   General and administrative                 1,246,997        994,068
   Research and development                   1,236,855        778,082
   Selling and marketing                      1,445,877        964,138
                                             __________     __________
                                              3,929,729      2,736,288
                                             ----------     ----------

Operating profit                                121,801        661,642

Other income (expense)
   Interest income                              150,077          8,294
   Interest expense                             (37,994)       (20,732)
   Liquidation gain on foreign subsidiary        39,565              0
   Foreign currency exchange loss               (19,937)      (129,503)
   Other                                         (6,190)             0
                                             __________     __________
                                                125,521       (141,941)
                                             ----------     ----------

Net income before income taxes                  247,322        519,701

Income tax expense (benefit)                    (84,584)       111,860
                                             __________     __________
Net income                                    $ 331,906        407,841
                                             ==========     ==========



Net income per common share                      $ 0.06           0.10

Net income per common and potential
   common share                                    0.06           0.09

Weighted average common shares outstanding:
   Basic                                      5,624,625      4,026,571
   Diluted                                    5,934,037      4,321,132

[FN]
See accompanying notes to consolidated financial statements.


UROPLASTY, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income

Years ended March 31, 1999 and 1998

                                 Common Stock   Additional Retained  Accumulated                Total
                                                Paid-in    Earnings  other          Note        share-
                               Shares    Amount Capital   (Deficit)  comprehensive  receivable  holders'
                                                                     loss           shareholder equity
________________________________________________________________________________________________________

Balance at March 31, 1997   3,649,525  $ 36,495  1,963,560 (664,470)  (100,169)     (5,000)   1,230,416

Issuance of 46,000 shares of
   Common Stock pursuant to
   stock option exercise       46,000       460     23,540        0          0           0       24,000

Issuance of 496,000 shares of
   Common Stock for note
   payable conversion, net of
   $5,146 of conversion costs 496,000     4,960    436,499        0          0           0      441,459

Stock options issued in lieu
   of cash compensation             0         0      9,000        0          0           0        9,000

Comprehensive income
   Net income                       0         0          0  407,841          0           0      407,841
   Translation adjustment           0         0          0        0    (61,960)          0      (61,960)
                                                                                                _______
Total comprehensive income                                                                      345,881
________________________________________________________________________________________________________
Balance at March 31, 1998   4,191,525  $ 41,915  2,432,599 (256,629)  (162,129)     (5,000)   2,050,756

Shares cancelled                 (104)       (1)         1        0          0           0            0

Issuance of 29,000 shares of
   Common Stock pursuant to
   stock option exercise       29,000       290     14,210        0          0           0       14,500

Issuance of 1,702,950 shares of
   Common Stock pursuant to
   private placement, net of
   $690,241 of issuance
   costs                    1,702,950    17,030  3,337,235        0          0           0    3,354,265

Comprehensive income
   Net income                       0         0          0  331,906          0           0      331,906
   Unrealized loss on marketable
   securities                       0         0          0        0     (4,664)          0       (4,664)
   Translation adjustment           0         0          0        0    (30,034)          0      (30,034)
                                                                                                _______
Total comprehensive income                                                                      297,208
________________________________________________________________________________________________________
Balance at March 31, 1999   5,923,371  $ 59,234  5,784,045   75,277   (196,827)     (5,000)   5,716,729
                            =========    ======  =========   ======   =========     =======   =========


See accompanying notes to consolidated financial statements.


UROPLASTY, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended March 31, 1999 and 1998


                                                   1999           1998
                                             __________     __________

Cash flows from operating activities:
   Net income                                 $ 331,906        407,841
   Adjustments to reconcile net income
   to net cash provided by (used in)
   operations:
      Depreciation and amortization             198,789        121,640
      Amortization of premium and discounts
         on marketable securities, net           (6,328)             0
      Loss on disposal of assets                  2,666              0
      Gain on liquidation of foreign
         subsidiary                             (39,565)             0
      Stock options issued in lieu
         of cash compensation                         0          9,000
      Changes in operating assets and
      liabilities:
         Accounts receivable                    (59,070)      (264,091)
         Inventories                           (460,389)        92,949
         Other current assets                  (103,439)             0
         Prepaid expenses                        (3,069)       (79,003)
         Accounts payable                       (63,515)       197,971
         Accrued liabilities                    160,154         44,842
______________________________________________________________________
Net cash provided by (used in)
   operating activities                         (41,860)       531,149
______________________________________________________________________

Cash flows from investing activities:
   Payments for property, plant,
      and equipment                            (351,486)    (1,045,386)
   Purchase of marketable securities         (2,263,261)             0
   Payments relating to intangible assets       (37,038)       (41,308)
______________________________________________________________________
Net cash used in investing activities        (2,651,785)    (1,086,694)
______________________________________________________________________

Cash flows from financing activities:
   Repayment of long-term obligations           (65,291)       (63,404)
   Proceeds from issuance of notes payable       75,007        684,549
   Net proceeds from issuance of stock        3,368,765         24,000
______________________________________________________________________
Net cash provided by financing activities     3,378,481        645,145
______________________________________________________________________

Effect of exchange rates on
   cash and cash equivalents                     14,607        (14,662)
______________________________________________________________________

Net increase in cash and cash equivalents       699,443         74,938

Cash and cash equivalents
   at beginning of year                         889,541        814,603
______________________________________________________________________
Cash and cash equivalents
   at end of year                           $ 1,588,984        889,541
                                             ==========     ==========

Supplemental disclosure of
   Cash Flow information:

   Cash paid during the year
      for interest                             $ 37,948         20,732
   Cash paid during the year
      for income taxes                           81,652         87,522

Supplemental disclosure of non-cash financing and investing activities:
   During the year ended March 31, 1998, $441,459 in notes payable were converted into Common Stock.
   During the year ended March 31, 1999 the Company entered into new capital lease obligations for equipment for a total value of $16,807.


See accompanying notes to consolidated financial statements.




UROPLASTY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 1999 and 1998


(1)	Summary of Significant Accounting Policies


(a)   Nature of Business

      Uroplasty, Inc. and subsidiairies (the "Company" or "UPI") is a manufacturer and distributor of urological and plastic surgery implantable medical devices. The primary focus of the Company's business is the marketing of an implantable device for the treatment of stress urinary incontinence and vesicoureteral reflux. Currently, all sales of the Company's products are to customers outside the United States by the Company's foreign subsidiaries.

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

(e)   Marketable Securities

      The Company accounts for its marketable debt securities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's marketable debt securities are classified as available-for-sale and are carried at fair value.

(f)   Patents

      Patents are stated at cost and are amortized over six years using the straight-line method.

(g)   Income Taxes

      Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases.

(h)   Use of Estimates

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

(i)   Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following at March 31, 1999 and 1998:


                                                   1999           1998
                                             __________     __________

Raw materials                                 $ 126,364         47,891
Work-in-process                                 354,521        118,973
Finished goods                                  273,928        127,560
                                             __________     __________
                                              $ 754,813        294,424
                                             ==========     ==========


(j)   Property, Plant, and Equipment

      Property, plant, and equipment are carried at cost and consist of the following at March 31, 1999 and 1998:


                                                   1999           1998
                                             __________     __________

Land                                          $ 131,949        129,465
Building                                        575,310        526,639
Equipment                                       903,549        604,955
                                             __________     __________
                                              1,610,808      1,261,059
                                             __________     __________
Less accumulated depreciation                  (382,553)      (216,529)
                                             __________     __________
                                            $ 1,228,255      1,044,530
                                             ==========     ==========

      Depreciation is provided for using both straight-line and accelerated methods over useful lives of four to seven years for equipment and 40 years for the building. Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized and depreciated over their estimated useful service lives.

(k)   Research and Development

      Research and development costs are expensed as incurred and consist of the following for the years ended March 31, 1999 and 1998:


                                                   1999           1998
                                             __________     __________

FDA approval costs                            $ 509,390              0
Other research and development costs            727,465        778,082
                                             __________     __________
                                            $ 1,236,855        778,082
                                             ==========     ==========

(l)   Foreign Currency Translation

      The financial statements of the Company's foreign subsidiaries were translated in accordance with the provisions of SFAS No. 52 "Foreign Currency Translation". Under this Statement, all assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustment is recorded as a separate component of shareholders' equity. Foreign currency transaction gains and losses are recognized currently in net income.

(m)   Stock Based Compensation

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price.

(n)   Net Income Per Common Share

      SFAS No. 128, "Earnings per Share", simplifies the computation of earnings per share ("EPS") previously required by replacing primary and fully diluted EPS with basic and diluted EPS. Under SFAS No. 128, basic EPS is calculated by dividing net earnings by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other financial instruments, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the year. Reconciliations of basic and diluted average common shares outstanding are as follows:


                                                   1999           1998
                                             __________     __________

Average common shares outstanding             5,624,625      4,026,571
Potential common shares                         309,412        294,561
                                             __________     __________
Average common and potential
common shares                                 5,934,037      4,321,132
                                             ==========     ==========

      Options to purchase 10,000 and 55,000 shares of Common Stock at $3.19 and $3.25 per share, respectively, were outstanding during 1999 but were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. The options expire from 2002 to 2005.

(o)   Comprehensive Income

      SFAS No. 130 , "Reporting Comprehensive Income", establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. The Company adopted SFAS No. 130 in fiscal 1999. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.


(2)   Marketable Securities

      The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value for available-for-sale securities by major security type and class of security at March 31, 1999 are as follows:



                                                                 Gross         Gross
                                                            Unrealized    Unrealized
                                              Amortized        Holding       Holding         Fair
                                                   Cost          Gains        Losses        Value
                                             __________     __________    __________   __________

Available-for-sale:
        Corporate bonds                       2,269,589             0          4,664    2,264,925



        Maturities of debt securities classified as available-for-sale were as follows at March 31, 1999:

                                              Amortized           Fair
                                                   Cost          Value
                                             __________     __________

Available-for-sale:
         Due within one year                  1,504,580      1,503,600
         Due after one year through five
            years                               765,009        761,325
                                             __________     __________
                                              2,269,589      2,264,925
                                             ==========     ==========


      There were sales of marketable securities in fiscal 1999.


(3)   Long-term Debt

      Long-term debt consists of the following at March 31, 1999 and 1998:


                                                   1999           1998
                                             __________     __________

Mortgage note, monthly payments of $2,607
plus variable rate interest through
November 2017
(rate at March 31, 1999 - 4.3%)               $ 588,791        608,469

Note payable, monthly payments of $474 plus
fixed rate interest through August 2008
(rate until August 2003 - 5.6%)                  53,611              0
                                             __________     __________
                                                642,402        608,469
Less current maturities                          37,040         30,756
                                             __________     __________

                                              $ 605,362        577,713
                                             ==========     ==========


      Future payments of long-term debt are as follows:


      2000                                                    $ 37,040
      2001                                                      37,040
      2002                                                      37,040
      2003                                                      37,040
      2004                                                      37,040
      Thereafter                                               457,202
                                                            __________
                                                             $ 642,402
                                                            ==========

(4)   Shareholders' Equity

      (a)   Common Stock

      On June 18, 1998, the Company completed a private placement of 1,702,950 shares of Common Stock at $2.38 per share, which resulted in net proceeds to the Company of $3,354,265.

      (b)   Stock Options

      Pursuant to the Uroplasty, Inc. Qualified Incentive Stock Option Plans, the Company has reserved 720,200 shares of its Common Stock for issuance to employees and directors. Employee options vest on the date of grant and director options vest evenly over two years. Outstanding options generally expire five years from date of grant. Options are granted at the discretion of the directors and are exercisable in amounts equal to or greater than the fair market value of the Company's Common Stock at date of grant. The plans provide for the exercise of options during a limited period following termination of employment, death, or disability.


   Stock option activity under these plans is summarized as follows:

                                                              Weighted
                                                               average
                                                              exercise
                                                 Shares          price
                                            outstanding      per share
                                             __________     __________


Balance at March 31, 1997                       223,200           0.51
      Granted                                   328,000           1.58
      Exercised                                 (46,000)          0.52
______________________________________________________________________
Balance at March 31, 1998                       505,200           1.20
      Granted                                   108,200           2.50
      Exercised                                 (29,000)          0.50
      Cancelled                                 (20,200)          3.18
______________________________________________________________________
Balance at March 31, 1999                       564,200         $ 1.42
                                             ==========     ==========

      The following table summarizes information concerning currently outstanding and exercisable options by price.


               Outstanding                   Exercisable
__________________________________________   ___________
Price   Number of Shares  Weighted Average   Number
             Outstanding    Remaining Life   Exercisable
                                  in Years
______  ________________  ________________   ___________

$ 0.50           145,200               1.7       145,200
  1.00           246,000               3.5       246,000
  2.50           108,000               4.7        88,000
  3.19            10,000               3.2        10,000
  3.25            55,000               3.9        55,000
                 _______                         _______
                 564,200                         544,200
                 =======                         =======

      (c)   Warrants

      In connection with the June 18, 1998 private placement, warrants to purchase 150,000 shares of Common Stock were issued at an exercise price of $2.38 per share. At March 31, 1999 all of these warrants were outstanding and scheduled to expire on June 18, 2003.

      (d)   Fair Value of Stock Plans

      The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock incentive plans for designated persons and, accordingly, no compensation cost has been recognized in the financial statements for employee and director stock options granted under its stock option plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, Accounting for Stock-based Compensation, the Company's net income would have decreased to the pro forma amounts shown below:

                                                   1999           1998
                                             __________     __________

Net income:
      As reported                             $ 331,906        407,841
      Pro forma                                 159,864        167,695

Net income per common share - basic:
      As reported                                  0.06           0.10
      Pro forma                                    0.03           0.04



      Pro forma net income only reflects options granted in 1996 and thereafter. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to April 1, 1995 is not considered.



      The per share weighted-average fair value of stock options granted during 1999 and 1998 was $1.49 and $0.97, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                   1999           1998
                                             __________     __________

      Expected dividend yield                      0.0%           0.0%
      Risk-free interest rate                      5.0%           6.0%
      Expected volatility                        156.0%         156.0%
      Expected life, in years                      3.0            3.0



(5)   Commitments and Contingencies

      (a)   License Agreement

      On December 7, 1995 the Company entered into an agreement as licensee to obtain exclusive patent rights covering certain injection-related instrumentation. Under this agreement, the Company made a cash payment of approximately $30,000 to the licensor and will make royalty payments at the rate of 10% of the worldwide net sales for a period of 10 years. There was no royalty expense related to this license in either fiscal 1999 or 1998.

      (b)   Savings and Retirement Plans

      The Company sponsors various plans for eligible employees in the United States, the United Kingdom and the Netherlands. The total contibution expense associated with these plans was $44,908 and $43,782 for the years ended March 31, 1999 and 1998, respectively.

      (c)   Operating Lease Commitments

      UPI leases office, warehouse, and production space under four operating leases and leases various automobiles for its European employees. Future minimum lease payments under noncancelable operating leases with an initial term in excess of one year for the ensuing years ending March 31 are as follows:


      2000                                                   $ 258,071
      2001                                                     170,102
      2002                                                      94,531
      2003                                                       8,110
                                                            __________
                                                             $ 530,814
                                                            ==========


      Total rent expense paid for operating leases was $307,180 and $241,732 in 1999 and 1998, respectively.

      (d)   Capital Lease Obligations

      UPI leases various equipment under noncancelable capital leases. The leases call for aggregate monthly payments of $1,307 with various expiration dates through July 2002. Equipment includes $62,629 and $85,854 of cost and $22,502 and $22,070 of accumulated amortization as of March 31, 1999 and 1998, respectively, related to these leases.

      Future minimum capital lease payments are as follows as of March 31, 1999:


      2000                                                    $ 13,399
      2001                                                      12,943
      2002                                                      12,943
      2003                                                       6,855
                                                            __________
                                                                46,140
      Amount representing interest                             (10,230)
			                                    __________
      Present value of capital lease payments                   35,910
      Current maturities                                         9,424
                                                            __________
      Obligations under capital leases
         less current maturities                              $ 26,486
                                                            ==========

      (e)   Royalties

      Under the terms of an agreement with former officers and directors of the Company, UPI pays royalties equal to between three percent and five percent of the net sales of certain products, subject to a specified monthly minimum of $4,500. The royalties payable under this Agreement will continue until the patent referenced in the Agreement expires in 2010. Total expense recognized under the agreement was $195,355 and $147,860 for the years ended March 31, 1999 and 1998, respectively.

      Under the terms of a settlement agreement for a patent suit brought by a competitor in 1991, UPI is obligated to pay the plaintiff a royalty equal to five percent of the net sales of certain products in the United States, or a minimum of $50,000 per year as long as the products are being marketed abroad. Total expense recognized under the agreement was $50,000 for each of the years ended March 31, 1999 and 1998.

      (f)   Legal Proceedings

      On July 21, 1998, the Company announced that the United States Patent and Trademark Office ("USPTO") had informed the Company that the USPTO will, as requested by the Company, initiate an interference proceeding between the Company and Advanced UroScience, Inc. ("AUI"), White Bear Lake, Minnesota, to determine which company was the first to invent carbon-coated micro beads for use in treating urinary incontinence. The USPTO had not, as of May 20, 1999, formally declared the interference proceeding.

      At such time as the interference proceeding is formally declared, it could take the USPTO twenty-four months or more to reach a final decision concerning this matter. Although the USPTO originally granted the applicable patent to AUI, the interference proceeding may result in a determination that either Uroplasty, Inc. or AUI is the proper holder, or that a patent should not have been granted. An interference proceeding, like other patent litigation, can be complex, time consuming and expensive.

      In addition, during the third quarter of fiscal 1999, the Company commenced a related lawsuit against AUI for misappropriation of trade secrets, and AUI, subsequent to December 31, 1998, brought a counterclaim against the Company with respect to such matter.


(6)   Income Taxes

      The components of income tax expense (benefit) for each of the years in the two-year period ended March 31, 1999 consist of the following:


                                                   1999           1998
                                             __________     __________

      Income tax provision:
         Current:
            U.S. and state                    $ (61,000)         1,000
            Foreign                             (24,000)       111,000
                                             __________     __________
            Total income tax expense
             (benefit)                        $ (85,000)       112,000
                                             ==========     ==========

      Effective tax rates differ from statutory federal income tax rates for the year ended March 31, 1999 and 1998 as follows:


                                                   1999           1998
                                             __________     __________

Statutory federal income tax rate                  34.0%          34.0%
State income taxes, net of federal benefit        (13.3)          (1.2)
Valuation allowance increase                       71.5          (22.6)
Other permanent differences                      (116.5)           2.0
Impact of foreign operations                       16.1            9.6
Tax refund                                        (26.0)           0
                                             __________     __________
                                                  (34.2)%         21.8%
                                             ==========     ==========


      Deferred taxes as of March 31, 1999 and 1998 consist of the following:


                                                   1999           1998
                                             __________     __________

Deferred tax assets:
      Other reserves and accruals              $ 70,000         14,000
      Deferred profit on intercompany sales     364,000        208,000
      Net operating loss carryforwards          984,000      1,001,000
                                             __________     __________
                                              1,418,000      1,223,000
      Less valuation allowance               (1,418,000)    (1,223,000)
                                             __________     __________
                                                    $ 0              0
                                             ==========     ==========


      At March 31, 1999 the Company had U.S. net operating loss carryforwards
(NOL) of approximately $2,414,000 for U.S. income tax purposes, which begin to expire in 2012, and a foreign NOL of approximately $168,000 which carries forward indefinitely. U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions. In addition, U.S. tax rules impose limitations on the use of net operating losses following certain changes in ownership. Such a change in ownership may limit the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

      A valuation allowance is provided when it is more likely than not a portion of the deferred tax assets will not be realized. The Company has established a valuation allowance for U.S. and foreign deferred tax assets due to the uncertainty that enough income will be generated in those taxing jurisdictions to utilize the assets. Therefore, the Company has not reflected any benefit of such net operating loss carryforwards in the accompanying financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". The deferred tax assets and related valuation allowance increased by $195,000 from 1998 to 1999. The majority of the increase in the valuation allowance consists of approximately $155,000 of intercompany profit eliminations, $180,000 of net operating losses generated by operations in the United States, offset by the use of approximately $160,000 of net operating losses by foreign subsidiaries as a result of current year net income.


(7)   Business Segment Information

      In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for disclosure about operating segments, products, geography and major customers.

      The Company sells Macroplastique and the related ancillary products for use in augmenting soft tissues for the purpose of treating urinary incontinence and vesicoureteral reflux. At this time, sales are only made outside the United States because the Company does not have regulatory approval to market its product in the United States. The Company's current objectives are to focus on sales growth and market penetration of Macroplastique in the European market for urinary incontinence and vesicoureteral reflux treatment, and to continue the U.S. regulatory process for submission of Macroplastique as a treatment for female stress urinary incontinence. The Company also sells the Macroplastique product in a different configuration for plastic surgery applications under the name Bioplastique in limited markets. In addition, the Company has been selling some specialized wound care products in the Netherlands and Great Britain as a distributor. The Macroplastique product line accounts for 93% of total sales.

      Based upon the above, the Company has identified one reportable operating segment consisting of medical products primarily for the urology market.

      During fiscal 1999 no customer reached the level of 10% of the Company's net sales. During fiscal 1998 approximately 12% of the Company's net sales were to one customer.

      Information regarding operations in different geographies for the years ended March 31, 1999 and 1998 is as follows:



                                    United  Netherlands      United        Adjustments
                                    States                  Kingdom   and eliminations    Consolidated
______________________________________________________________________________________________________

Fiscal 1999

Sales to unaffiliated customers $        -    5,670,347   2,336,981         (2,698,741)      5,308,587

Long-Lived assets
at March 31, 1999              $   271,190    1,043,006      25,684                  0       1,339,880
                                 =========    =========   =========          =========       =========


Fiscal 1998


Sales to unaffiliated customers $        -    4,611,804   1,723,198         (1,999,094)      4,335,908


Long-Lived assets
at March 31, 1998              $   210,705      900,064      35,347                  0       1,146,116
                                 =========    =========   =========          =========       =========

