Form 10QSB
period 1999-06-30
UROPLASTY INC
filed 1999-08-03
CIK 890846

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended    June 30, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,923,371 on August 2, 1999

Transitional Small Business Disclosure Format
YES [ ]        NO [X]

PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                       June 30, 1999      March 31, 1999
                                   _________________      ______________

ASSETS
Current Assets
  Cash and cash equivalents             $  2,030,158       $  1,588,984
  Marketable securities                    1,508,550          1,503,600
  Accounts receivable trade                  761,374            825,905
  Inventories                                706,048            754,813
  Prepaid expenses                           202,910            187,697
  Other current assets                       112,183            103,439
                                           _________          _________
Total Current Assets                       5,321,223          4,964,438
                                           ---------          ---------

Property, Plant and Equipment, net         1,190,792          1,228,255
Marketable securities-long term                    0            761,325

Intangible assets, net of
  accumulated amortization                   108,352            111,625
                                           _________          _________
TOTAL ASSETS                            $  6,620,367       $  7,065,643
                                           =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                      $    307,196       $    295,267
  Accrued liabilities:
    Compensation and payroll taxes            80,588            139,960
    Foreign sales tax                         49,694             78,214
    Royalties                                 29,000             34,400
    Other                                     33,211            122,761
  Current maturities - long term debt         48,788             46,464
                                           _________          _________
Total Current Liabilities                    548,477            717,066


Long term debt - less current maturities     601,126            631,848
                                           _________          _________

Total Liabilities                          1,149,603          1,348,914
                                           ---------          ---------

Shareholders' equity
  Common stock $.01 par value;
   Authorized 20,000,000 shares
   Issued and outstanding - 5,923,371
   shares at June 30 and
   March 31, 1999, respectively.              59,234             59,234
  Additional paid-in capital               5,784,045          5,784,045
  Retained earnings (deficit)                (78,964)            75,277
  Accumulated other comprehensive loss      (288,551)          (196,827)
  Note receivable-shareholder                 (5,000)            (5,000)
                                          __________         __________
Total Shareholders' Equity                 5,470,764          5,716,729
                                          ----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS'       __________         __________
EQUITY                                  $  6,620,367      $   7,065,643
                                          ==========         ==========

See accompanying notes to consolidated financial statements.



UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                Three months ended
                                                     June 30

                                                1999               1998
                                          __________         __________


Net sales                               $  1,470,055       $  1,315,700
Cost of goods sold                           442,034            261,587
                                          __________         __________
  Gross profit                             1,028,021          1,054,113

Operating expenses:
  General and administrative                 324,927            242,553
  Research and development                   286,142            218,141
  Selling and marketing                      541,622            331,887
                                          __________         __________
                                           1,152,691            792,581
                                          ----------         ----------

  Operating profit (loss)                   (124,670)           261,532

Other income (expense):
  Interest income                             35,088             15,754
  Interest expense                            (6,988)            (8,829)
  Foreign currency exchange gain (loss)      (54,305)            18,905
  Other                                            0             (3,532)
                                          ----------         ----------
                                             (26,205)            22,298

   Income (loss) pretax                     (150,875)           283,830

Income tax expense                             3,366             34,596
                                          __________         __________
Net (loss)income                        $   (154,241)      $    249,234
                                          ==========         ==========

Net (loss) income per common share            $(0.03)             $0.05
Net (loss) income per common share
   assuming dilution                          $(0.03)             $0.05

Weighted average common and potential
 common shares outstanding:
   Basic                                   5,923,371          4,740,237
   Diluted                                 5,923,371          5,079,455


See accompanying notes to consolidated financial statements.

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                 Three months ended
                                                     June 30

                                                1999               1998
                                          __________         __________



Cash flows from operating activities:
   Net (loss) income                    $   (154,241)     $     249,234
   Adjustments to reconcile net (loss)
   income to net cash (used in) provided
   by operations:
      Depreciation and amortization           44,905             45,914
      Amortization of premium and discounts
      marketable securities, net               6,042                  0
      Changes in operating assets and
      liabilities:
         Accounts receivable                  64,531            (28,261)
         Inventories                          48,765            (82,784)
         Prepaid expenses and other
            current assets                   (23,957)           (25,317)
         Accounts payable                     11,929            (27,122)
         Accrued liabilities                (182,842)             9,212
------------------------------------------------------------------------
Net cash (used in) provided by
   operating activities                     (184,868)           140,876
------------------------------------------------------------------------

Cash flows from investing activities:
   Payments for property, plant and equipm.  (66,559)           (90,742)
   Proceeds from sale of property, plant
      and equipment                           10,440                  0
   Payments relating to intangible assets     (2,677)           (13,256)
   Sale of marketable securities             750,000                  0
------------------------------------------------------------------------
Net cash provided by (used in)
   investing activities                      691,204           (103,998)
------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term obligations         (12,640)           (14,087)
  Proceeds from issuance of notes payable     12,002             16,883
  Net proceeds from issuance of stock              0          3,414,624
------------------------------------------------------------------------
Net cash (used in) provided by
   financing activities                         (638)         3,417,420
------------------------------------------------------------------------

Effect of exchange rates on
   cash and cash equivalents                 (64,524)            41,620
------------------------------------------------------------------------
Net increase in cash and cash
equivalents                                  441,174          3,495,918


Cash and cash equivalents at beginning
of period                                  1,588,984            889,541
------------------------------------------------------------------------
Cash and cash equivalents at end
of period                                $ 2,030,158        $ 4,385,459
------------------------------------------------------------------------

Supplemental disclosure of Cash Flow information:
   Cash paid during the quarter:
      for interest                             6,988              8,829
      for income taxes                        13,263              2,156


See accompanying notes to consolidated financial statements.

UROPLASTY, INC. and Subsidiaries


NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

The financial statements presented herein as of June 30, 1999 and for the three months ended June 30, 1999 and 1998 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

Certain prior year amounts have been reclassified to conform with the current year presentation.


(2) Marketable Securities

The Company accounts for its marketable debt securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". The Company's marketable debt securities are classified as available-for-sale and are carried at fair value.


(3)  Inventories

Inventories are summarized as follows:

                                       June 30, 1999     March 31, 1999
                                       _____________     ______________

      Raw materials                        $ 110,514          $ 126,364
      Work-in-process                        315,396            354,521
      Finished goods                         280,138            273,928
                                            ________           ________
                                           $ 706,048          $ 754,813
                                            ========           ========

(4)  Comprehensive Income

SFAS No. 130 , "Reporting Comprehensive Income", establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. The Company adopted SFAS No. 130 in fiscal 1999. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. For the quarters ended June 30, 1999 and 1998 net (loss) income, items of other comprehensive income and comprehensive income are as follows:

                                                  Three months ended
                                                        June 30
                                                1999               1998
                                          __________         __________

Net (loss) income                         $ (154,241)        $  249,234
Items of other comprehensive (loss) income:
   Unrealized loss on marketable securities     (333)                 0
   Translation adjustment                    (91,391)            26,098
                                          __________         __________
Total comprehensive (loss) income         $ (245,965)        $  275,332
                                          ==========         ==========


(5)  Reconciliation of earnings and share amounts used in EPS calculation

Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common shares for the quarters ended June 30, 1999 and 1998 was calculated using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive potential common shares.

                                      Basic (loss)                Dilutive (loss)
                                      income                      income
                                      per share                   per share
                                      (Loss) income  Effect of    (Loss) income
                         Net (loss)   to common      dilutive     to common
                         income       shareholders   securities   shareholders
                         __________   ____________   __________   _____________
For the quarters ended

June 30, 1999
Loss                       (154,241)      (154,241)           -        (154,241)
Shares                            -      5,923,371            -       5,923,371
Per share amount                  -          (0,03)           -           (0,03)

June 30, 1998
Income                      249,234        249,234            -         249,234
shares                            -      4,740,237      339,218       5,079,455
Per share amount                  -          (0,05)           -           (0,05)


UROPLASTY, INC. and Subsidiaries



ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was incorporated in Minnesota in 1992 as a wholly-owned subsidiary of Bioplasty, Inc.("Bioplasty"). Since February 1994, the Company has been a separate and distinct entity from Bioplasty.

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

The Company also sells the Macroplastique product in a different configuration for plastic surgery applications under the name Bioplastique(tm), in limited markets. In addition, the Company sells specialized wound care products in the Netherlands and Great Britain as a distributor for Derma Sciences, Inc., pursuant to a written arrangement which provides for a schedule of prices and involves the submission by the Company of purchase orders to meet product demand.

Set forth below is management's discussion and analysis of the financial condition and results of operations as of June 30, 1999 and for the three months ended June 30, 1999 and 1998.


Results of Operations

Sales were $1,470,055 for the three months ended June 30, 1999 as compared to $1,315,700 for the three months ended June 30, 1998. This increase of $154,355, or 12%, is the result of increased sales of the Macroplastique product due to increased overseas marketing activities. The Macroplastique product line accounts for 94% of total sales.

It is expected that Macroplastique sales will continue to grow through further market awareness, expansion of the distribution network and the introduction of innovations in Macroplastique implantation.

The gross profit percentage decreased from 80% in the first quarter fiscal 1999 to 70% in the first quarter fiscal 2000. This decrease is due to new manufacturing equipment installation, qualification and validation during the first two months of the quarter, which resulted in lower than normal component production at the U.S. facility and increased import duties on components shipped from the United States to The Netherlands.

General and administrative expenses increased 34% from $242,553 in the first quarter of fiscal 1999 to $324,927 in the first quarter of fiscal 2000. The increase is primarily due to increased costs of professional fees related to the legal proceeding decribed in Item 1 and increased personnel costs.

Research and development costs increased 31% from $218,141 in the first quarter of fiscal 1999 to $286,142 in the first quarter of fiscal 2000. The majority of this increase relates to the U.S. regulatory submission costs, which were $109,094 in the first quarter of fiscal 2000 compared to $62,934 same period last year. Other R&D expenses increased 14% from $155,207 in fiscal 1999 to $177,048 in fiscal 2000. Increased spending for research and development projects is anticipated, along with expenditures for U.S. regulatory submissions.

Selling and marketing costs increased 63% from $331,887 in the first quarter of fiscal 1999 to $541,622 in the first quarter of fiscal 2000. This increase is due to a non-recurring expense relating to the termination of an officer, an increased sales force and expanded presence at international and domestic medical conferences to increase market awareness of Macroplastique.

The operating loss for the quarter ended June 30, 1999 was $124,670, compared to an operating profit of 261,532 for the same period last year. The decrease is primarily due to increased operating expenses.

The other expense for the quarter ended June 30, 1999 was $26,205, compared to other income of $22,298 for the same period last year. This decrease is attributable to foreign currency exchange losses of approximately $54,000 in the first quarter of fiscal 2000, partially offset by increased interest income as a result of greater average cash balances related to the proceeds of the private placement.

For the quarter ended June 30, 1999, net loss totaled $154,241 compared to net income of $249,234 for the quarter ended June 30, 1998.


Liquidity and Capital Resources

As of June 30, 1999, the Company had $2,030,158 in cash and cash equivalents and $1,508,550 in marketable securities. The capital resources were derived from the private placement of common stock and existing sales of the Registrant's products.

On June 30, 1999 the inventory balance was $706,048, compared to a balance of $754,813 on March 31, 1999.

There is currently no financing arrangement in place for Uroplasty's working capital needs, and the Registrant has no material unused sources of liquidity other than its cash reserves, securities and accounts receivable balances. The Company expects it can satisfy its cash requirements and does not expect it will have to raise additional funds in the next twelve months.

The proceeds from the private placement in May and June, 1998 are being used to pursue submissions, clinical studies and marketing approvals with the U.S. Food and Drug Administration. The Company estimates that fiscal year 2000 funding for such purposes will be approximately $1,500,000. If such proceeds are not sufficient to complete the Premarket Approval, additional cash from internal or other sources will be needed in fiscal year 2001.

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

In this filing, the following section contains "forward-looking statements":
"Management's Discussion and Analysis of Financial Condition and Results of Operation". Various factors and risks (not all of which are identifiable at this time) could cause the Company's results, performance or achievements to differ materially from that contained in the Company's forward-looking statements, and investors are cautioned that any forward-looking statement contained herein or elsewhere is qualified by and subject to the warnings and cautionary statements contained above and in the Risk Factors section of this filing.

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

UROPLASTY, INC. and Subsidiaries



PART II - OTHER INFORMATION

Except for the following, none of the items contained in PART II of Form 10-QSB are applicable to the Company for the three months ended June 30, 1999.

ITEM 1.  LEGAL PROCEEDINGS

On July 21, 1998, the Company announced that the United States Patent and Trademark Office ("USPTO") had informed the Company that the USPTO will, as requested by the Company, initiate an interference proceeding between the Company and Advanced UroScience, Inc. ("AUI"), White Bear Lake, Minnesota, to determine which company was the first to invent carbon-coated micro beads for use in treating urinary incontinence. The USPTO has not, as of the date hereof, formally commenced the interference proceeding.

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

In addition, subsequent to July 21, 1998, the Company commenced a related lawsuit against AUI for misappropriation of trade secrets, and AUI, subsequent to December 31, 1998, brought a counterclaim against the Company with respect to such matter.

UROPLASTY, INC. and Subsidiaries


SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UROPLASTY, INC.

Dated:  August 2, 1999            By /s/ DANIEL G. HOLMAN
                                  Daniel G. Holman
                                  Chairman, President and CEO
                                 (Principal Executive and Financial Officer)