Form 10QSB
period 1999-09-30
UROPLASTY INC
filed 1999-11-15
CIK 890846

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended    September 30, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,923,371 on November 2, 1999

Transitional Small Business Disclosure Format
YES [ ]        NO [X]

PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                  September 30, 1999      March 31, 1999
                                  __________________      ______________

ASSETS
Current Assets
  Cash and cash equivalents             $  2,486,179       $  1,588,984
  Marketable securities                      754,575          1,503,600
  Accounts receivable trade                  727,328            825,905
  Inventories                                818,870            754,813
  Prepaid expenses                           198,599            187,697
  Other current assets                        78,509            103,439
                                           _________          _________
Total Current Assets                       5,064,060          4,964,438
                                           ---------          ---------

Property, plant and equipment, net         1,233,069          1,228,255
Marketable securities-long term                    0            761,325

Intangible assets, net                       105,601            111,625
                                           _________          _________
TOTAL ASSETS                            $  6,402,730       $  7,065,643
                                           =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                      $    333,612       $    295,267
  Accrued liabilities:
    Compensation and payroll taxes           132,126            139,960
    Foreign sales tax                              0             78,214
    Royalties                                 17,100             34,400
    Other                                     54,821            122,761
  Current maturities - long term debt         53,992             46,464
                                           _________          _________
Total Current Liabilities                    591,651            717,066


Long term debt - less current maturities     615,553            631,848
                                           _________          _________

Total Liabilities                          1,207,204          1,348,914
                                           ---------          ---------

Shareholders' Equity
  Common stock $.01 par value;
   Authorized 20,000,000 shares
   Issued and outstanding - 5,923,371
   shares at September 30 and
   March 31, 1999, respectively.              59,234             59,234
  Additional paid-in capital               5,784,045          5,784,045
  Retained earnings (deficit)               (426,645)            75,277
  Accumulated other comprehensive loss      (216,108)          (196,827)
  Note receivable-shareholder                 (5,000)            (5,000)
                                          __________         __________
Total Shareholders' Equity                 5,195,526          5,716,729
                                          ----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS'       __________         __________
EQUITY                                  $  6,402,730      $   7,065,643
                                          ==========         ==========

See accompanying notes to the interim consolidated financial statements.



UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                Three months ended                 Six months ended
                                                   September 30                       September 30

                                                1999               1998            1999               1998
                                          __________         __________      __________         __________


Net sales                               $  1,100,783       $  1,194,539    $  2,570,838       $  2,510,239
Cost of goods sold                           403,248            316,937         845,282            578,524
                                          __________         __________      __________         __________
  Gross profit                               697,535            877,602       1,725,556          1,931,715

Operating expenses:
  General and administrative                 323,264            303,376         648,191            545,929
  Research and development                   369,597            262,503         655,739            480,644
  Selling and marketing                      426,594            320,346         968,216            652,233
                                          __________         __________      __________         __________
                                           1,119,455            886,225       2,272,146          1,678,806
                                          ----------         ----------      ----------         ----------

  Operating profit (loss)                   (421,920)            (8,623)       (546,590)           252,909

Other income (expense):
  Interest income                             33,146             47,136          68,234             62,890
  Interest expense                            (7,029)            (9,859)        (14,017)           (18,688)
  Foreign currency exchange gain (loss)       46,070             44,898          (8,235)            63,803
  Other                                            0                  0               0             (3,532)
                                          ----------         ----------      ----------         ----------
                                              72,187             82,175          45,982            104,473

   Income (loss) pretax                     (349,733)            73,552        (500,608)           357,382

Income tax expense (benefit)                  (2,052)           (25,769)          1,314              8,827
                                          __________         __________      __________         __________
Net (loss)income                        $   (347,681)      $     99,321    $   (501,922)      $    348,555
                                          ==========         ==========      ==========         ==========

Net (loss) income per common share            $(0.06)             $0.02          $(0.08)             $0.07
Net (loss) income per common share
   assuming dilution                          $(0.06)             $0.02          $(0.08)             $0.06

Weighted average common and potential
 common shares outstanding:
   Basic                                   5,923,371          5,917,610       5,923,371          5,332,141
   Diluted                                 5,923,371          6,214,707       5,923,371          5,669,228


See accompanying notes to the interim consolidated financial statements.

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                  Six months ended
                                                    September 30

                                                1999               1998
                                          __________         __________



Cash flows from operating activities:
   Net (loss) income                    $   (501,922)     $     348,555
   Adjustments to reconcile net (loss)
   income to net cash (used in) provided
   by operations:
      Depreciation and amortization          110,812            106,069
      Amortization of premium and discounts
      marketable securities, net              12,084                  0
      Changes in operating assets and
      liabilities:
         Accounts receivable                  98,577            (53,979)
         Inventories                         (64,057)          (242,183)
         Prepaid expenses and other
            current assets                    14,739             (2,514)
         Accounts payable                     38,345             26,011
         Accrued liabilities                (171,999)            39,164
------------------------------------------------------------------------
Net cash (used in) provided by
   operating activities                     (463,421)           221,123
------------------------------------------------------------------------

Cash flows from investing activities:
   Payments for property, plant and equipm. (126,803)          (236,742)
   Proceeds from sale of property, plant
      and equipment                           10,440                  0
   Payments relating to intangible assets     (6,054)           (18,829)
   Sale of marketable securities           1,500,000                  0
------------------------------------------------------------------------
Net cash provided by (used in)
   investing activities                    1,377,583           (255,571)
------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term obligations         (24,878)           (27,766)
  Proceeds from issuance of notes payable     23,923             75,007
  Net proceeds from issuance of stock              0          3,400,297
------------------------------------------------------------------------
Net cash (used in) provided by
   financing activities                         (955)         3,447,538
------------------------------------------------------------------------

Effect of exchange rates on
   cash and cash equivalents                 (16,012)           227,268
------------------------------------------------------------------------
Net increase in cash and cash
equivalents                                  897,195          3,640,358


Cash and cash equivalents at beginning
of period                                  1,588,984            889,541
------------------------------------------------------------------------
Cash and cash equivalents at end
of period                                $ 2,486,179        $ 4,529,899
------------------------------------------------------------------------

Supplemental disclosure of Cash Flow information:
   Cash paid during the quarter for:
      interest                           $     7,956        $    10,350
      income taxes                            15,315             11,222


See accompanying notes to the interim consolidated financial statements.

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

The financial statements presented herein as of September 30, 1999 and for the three and six months ended September 30, 1999 and 1998 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

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


(3)  Inventories

Inventories are summarized as follows:

                                  September 30, 1999     March 31, 1999
                                  __________________     ______________

      Raw materials                        $ 147,170          $ 126,364
      Work-in-process                        353,343            354,521
      Finished goods                         318,357            273,928
                                            ________           ________
                                           $ 818,870          $ 754,813
                                            ========           ========

(4)  Comprehensive Income

SFAS No. 130 , "Reporting Comprehensive Income", establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income, net unrealized gains (losses) on securities and the translation adjustment and is presented in the consolidated statements of stockholders' equity and comprehensive income. The statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. The Company adopted SFAS No. 130 in fiscal 1999. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. For the three and six months ended September 30, 1999 and 1998 net (loss) income, items of other comprehensive income and comprehensive income are as follows:

                                                  Three months ended
                                                     September 30
                                                1999               1998
                                          __________         __________

Net (loss) income                         $ (347,681)        $   99,321
Items of other comprehensive (loss) income:
   Unrealized loss on marketable securities    2,067                  0
   Translation adjustment                     70,376            131,616
                                          __________         __________
Total comprehensive (loss) income         $ (275,238)        $  230,937
                                          ==========         ==========


                                                   Six months ended
                                                     September 30
                                                1999               1998
                                          __________         __________

Net (loss) income                         $ (501,922)        $  348,555
Items of other comprehensive (loss) income:
   Unrealized loss on marketable securities    1,734                  0
   Translation adjustment                    (21,015)           157,714
                                          __________         __________
Total comprehensive (loss) income         $ (521,203)        $  506,269
                                          ==========         ==========


(5)  Reconciliation of earnings and share amounts used in EPS calculation

Basic earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common shares for the three and six months ended September 30, 1999 and 1998 was calculated using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive potential common shares.


                                      Basic (loss)                Dilutive (loss)
                                      income                      income
                                      per share      Effect of    per share
                         Net (loss)   to common      dilutive     to common
                         income       shareholders   securities   shareholders
                         __________   ____________   __________   _____________
For the three months ended

September 30, 1999
Loss                     $ (347,681)  $   (347,681)           -   $    (347,681)
Shares                            -      5,923,371            -       5,923,371
Per share amount                  -   $      (0.06)           -   $       (0.06)

September 30, 1998
Income                   $   99,321   $     99,321            -   $      99,321
shares                            -      5,917,610      297,097       6,214,707
Per share amount                  -   $       0.02            -   $        0.02


For the six months ended

September 30, 1999
Loss                     $ (501,922)  $   (501,922)           -   $    (501,922)
Shares                            -      5,923,371            -       5,923,371
Per share amount                  -   $      (0.08)           -   $       (0.08)

September 30, 1998
Income                   $  348,555   $    348,555            -   $     348,555
shares                            -      5,332,141      337,087       5,669,228
Per share amount                  -   $       0.07            -   $        0.06



(6)  Legal Proceedings

In Item 1 of Part II of this filing the legal proceedings of the Company are listed. The Company has not accrued for potential losses on these cases as the likelihood of a loss is not probable and the amount in the event of a loss cannot be reasonably estimated.

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


Overview

Uroplasty, Inc. develops, manufactures and markets medical products in certain segments of the urology, wound care and plastic surgery markets. Products sold by the Company are subject to regulation by the US Federal Food and Drug Administration ("FDA") and various regulating agencies in countries outside the United States. Existing sales have been, and future sales growth is expected to be, derived from Macroplastique(R) and related ancillary products designed for use by urologists, gynecologists, and uro-gynecologists for the primary treatment of stress urinary incontinence ("SUI") and for the treatment of vesicouretal reflux (backflow of urine from the bladder to the kidneys). Macroplastique is comprised of soft, irregularly textured, vulcanized, medical grade silicone implants suspended in a hydrogel carrier solution. When injected via a minimally invasive, day-case procedure in the soft tissue of the mid-urethra and bladder neck (in the case of SUI), and at the ureteral orifice (in the case of vesicoureteral reflux), the implants act as a bulking material to restore urinary continence or to eliminate reflux of urine from the bladder to the kidneys.

In addition to the urological applications, the Company's implantable bulking material is also marketed by the Company outside the United States for reconstructive and cosmetic plastic surgery applications under the trade name Bioplastique(tm). In the Netherlands and Great Britain, the Company's direct sales force distributes certain wound care products in accordance with a Distributor Agreement with Derma Sciences, Inc. Under the terms of the Distributor Agreement, the Company is not obligated to purchase any minimum level of wound care products.

The Company's products are currently sold in numerous countries outside the United States, including Western Europe, Australia, Canada and South America. In September 1999, the Company received unconditional approval from FDA pursuant to a previously filed Investigational Devise Exemption application to initiate human clinical studies in the US for the Company's primary product Macroplastique in the treatment of female stress urinary incontinence.

The Company's current objectives are to focus on sales and marketing activities designed to increase market penetration and sales of Macroplastique for SUI and vesicoureteral reflux applications in countries outside the US, and to efficiently and effectively execute the Macroplastique human clinical study for treatment of female stress urinary incontinence within the U.S.


Set forth below is management's discussion and analysis of the financial condition and results of operations as of September 30, 1999 and for the three and six months ended September 30, 1999 and 1998.


Results of Operations

Net Sales
The Macroplastique product line accounts for over 90% of total sales during the periods presented. During the six months ended September 30, 1999, net sales of all products were $2,570,838, representing a $60,599 increase when compared to net sales of $2,510,239 during the six months ended September 30, 1998. Net sales were $1,100,783 during the three months ended September 30, 1999, compared to $1,194,539 for the same period of the prior year, representing a decrease of $93,756, or 7.8%. The 7.8% decrease in net sales during the three months ended September 30, 1999, is attributable to various factors, including a 4.2% decrease in the number of units of Macroplastique sold together with a higher portion of sales made to distributors at lower gross profit margins. Also, the Company is restructuring certain sales forces, including Great Britain where sales staff changes have caused what the Company believes will be "short term" detrimental effects on sales of Macroplastique.

Management expects that Macroplastique sales will increase in the third and fourth quarters of fiscal 2000 and beyond as a result of an expanded sales force in existing and new geographical markets and as a result of enhancements to the surgical technique leading to wider spread use by doctors and penetration of the SUI market. There can be no assurance however, that the Company's efforts to increase sales and market penetration will be successful.


Gross Profit
Gross profit was $1,725,556 and $1,931,715 for the six months ended September 30, 1999 and 1998, respectively, or 67% and 77% of net sales for the six month periods then ended. For the three month periods ended September 30, 1999 and 1998, gross profit was $697,535 and $877,602, or 63% and 73% of net sales, respectively. The decrease in gross profit percentage during the six and three month periods ended September 30, 1999, when compared to the same periods of the previous year is due to a higher portion of Macroplastique sales made to distributors at lower gross margins, and due to increased fixed manufacturing costs combined with lower production levels. Increased manufacturing costs represent the Company's investment in upgraded manufacturing equipment and additional personnel, both of which enhance the Company's ability to meet future sales demands as they occur.

General and Administrative Expense
General and administrative ("G&A") expenses increased 19% from $545,929 during the first two quarters of fiscal 1999 to $648,191 during the same period of fiscal 2000 and increased 7% from $303,376 to $323,264 during the three months ended September 30 of fiscal 1999 and fiscal 2000, respectively. The increase in G&A expenses is primarily due to increased costs of professional fees related to the legal proceeding described in Item 1 and increased office and sales support personnel costs.

Research and Development Expense
Research and development expenses increased 36% from $480,644 during the first two quarters of fiscal 1999 to $655,739 during the same period of fiscal 2000 and increased 41% from $262,503 to $369,597 during the three months ended September 30 of fiscal 1999 and fiscal 2000, respectively. Costs associated with the Company's Macroplastique IDE application with the FDA and costs associated with product development are the primary causes of the increase in R&D expense.

Management believes that initiation of Macroplastique human clinical studies in the US pursuant to the FDA's recent approval of the Company's IDE application will cause research and development expenses to continue to increase during the remainder of fiscal 2000 and 2001. Product development activities include on-going projects relating to the enhancement of certain ancillary products used in the Macroplastique procedure. These anticipated enhancements are intended to broaden the base of physicians using Macroplastique to treat female SUI.

Selling and Marketing expenses
Selling and marketing costs increased 48% from $652,233 during the first two quarters of fiscal 1999 to $968,216 during the same period of fiscal 2000, and increased 33% from $320,346 to $426,594, during the three months ended September 30 of fiscal 1999 and fiscal 2000, respectively. These increases in selling and marketing expenses are principally attributable to personnel costs of the expanding sales forces outside the U.S. and a greater presence at international and domestic medical conferences intended to increase market awareness of Macroplastique.

Other Income and Expense
Changes in interest income for the periods presented are directly related to the Company's cash, cash equivalents and marketable securities balances. Rates of return earned on cash and marketable securities are relatively consistent from period to period as such resources are invested in investment-grade, interest bearing securities and money market funds.


Liquidity and Capital Resources

As of September 30, 1999, the Company's cash and cash equivalent balances totaled $2,486,179 and investments in marketable securities totaled an additional $754,575. Marketable securities at September 30, 1999, are comprised of investments in investment-grade commercial paper. The capital resources existing at September 30, 1999, principally relate to cash derived from the Company's sale of approximately 1.7 million shares of common stock in June 1998, less the cash used in operations and in investing activities since that date.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash and marketable securities described above, equipment leasing arrangements, and its accounts receivable and inventory balances at September 30, 1999 of approximately $727,000 and $819,000, respectively.

The Company has operations in the United States and internationally. United States net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions. Furthermore, repatriation of dividends to the U.S. parent may result in additional foreign or U.S. taxes.

Management expects increasing costs associated with the conduct of the US human clinical study for Macroplastique pursuant to the FDA approved IDE, the subsequent Pre-Market Approval Application submission and review process, and pre-commercialization and market launch costs in the US relating to Macroplastique for female stress urinary incontinence. In the event that significant increases in current sales levels are not achieved, additional funds from the sale of the Company's securities or other alternative sources will be necessary. There can be no assurance that such alternative sources of funds will be available to the Company when they are needed or pursuant to terms considered acceptable to the Company at the time.


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


Year 2000 Compliance

The Company's existing information system, consisting of hardware and software supplied by third parties, is year 2000 compliant. However, because most computer systems are, by their nature, interdependent, it is possible that non-compliant third party computers could impact the Company's operations. The Company could be adversely affected by the year 2000 problem if it or unrelated parties fail to successfully address this problem. The Company has communicated with unrelated parties, including suppliers and regulatory consultants with whom it deals, to coordinate year 2000 compliance. Based on the information obtained, the Company developed a contingency plan which identifies where the greatest risks of non-compliance exist and what steps the Company might take in order to deal with the most reasonably likely worst case scenario. Inventory levels of the Company's products are high enough to meet product demands for four to six months in case the Company would not be able to manufacture products due to a worst case scenario. The costs incurred in addressing year 2000 compliance are expensed as incurred in compliance with GAAP. The costs were not material.

UROPLASTY, INC. and Subsidiaries



PART II - OTHER INFORMATION

Except for the following, none of the items contained in PART II of Form 10-QSB are applicable to the Company for the six months ended September 30, 1999.

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

On October 1, 1999, the Company announced that the U.S. District Court for Minnesota had granted a motion by AUI to dismiss the Company's claims against AUI. On November 1, 1999, the Company announced that it had appealed such dismissal for misappropriation of trade secrets.

UROPLASTY, INC. and Subsidiaries


SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UROPLASTY, INC.

Dated:  November 2, 1999          By /s/ DANIEL G. HOLMAN
                                  Daniel G. Holman
                                  Chairman, President and CEO
                                 (Principal Executive and Financial Officer)