Form 10QSB
period 1999-12-31
UROPLASTY INC
filed 2000-02-14
CIK 890846

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended    December 31, 1999

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,923,371 on February 10, 2000

Transitional Small Business Disclosure Format
YES [ ]        NO [X]

PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(unaudited)

                                   December 31, 1999      March 31, 1999
                                  __________________      ______________
ASSETS
Current Assets
  Cash and cash equivalents             $  1,979,302       $  1,588,984
  Marketable securities                      751,350          1,503,600
  Accounts receivable trade                  925,205            825,905
  Inventories                                770,601            754,813
  Other                                      338,552            291,136
                                           _________          _________
Total Current Assets                       4,765,010          4,964,438
                                           ---------          ---------

Property, plant and equipment, net         1,171,111          1,228,255
Marketable securities-long term                    0            761,325
Intangible assets, net                       115,529            111,625
                                           _________          _________
TOTAL ASSETS                            $  6,051,650       $  7,065,643
                                           =========          =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                      $    327,156       $    295,267
  Accrued liabilities                        416,599            375,335
  Current maturities - long term debt         51,606             46,464
                                           _________          _________
Total Current Liabilities                    795,361            717,066


Long term debt - less current maturities     570,438            631,848
                                           _________          _________

Total Liabilities                          1,365,799          1,348,914
                                           ---------          ---------

Shareholders' Equity
  Common stock $.01 par value;
   Authorized 20,000,000 shares
   Issued and outstanding - 5,923,371
   shares at December 31 and
   March 31, 1999, respectively.              59,234             59,234
  Additional paid-in capital               5,784,045          5,784,045
  Retained earnings (deficit)               (837,139)            75,277
  Accumulated other comprehensive loss      (315,289)          (196,827)
  Note receivable-shareholder                 (5,000)            (5,000)
                                          __________         __________
Total Shareholders' Equity                 4,685,851          5,716,729
                                          ----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS'       __________         __________
EQUITY                                  $  6,051,650      $   7,065,643
                                          ==========         ==========

See accompanying notes to the interim consolidated financial statements.



UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                Three months ended                Nine months ended
                                                   December 31                       December 31

                                                1999               1998            1999               1998
                                          __________         __________      __________         __________


Net sales                               $  1,525,128       $  1,365,652    $  4,095,966       $  3,875,891
Cost of goods sold                           428,217            449,504       1,273,499          1,028,028
                                          __________         __________      __________         __________
  Gross profit                             1,096,911            916,148       2,822,467          2,847,863

Operating expenses:
  General and administrative                 383,994            311,865       1,032,185            857,794
  Research and development                   437,733            455,910       1,093,472            936,554
  Selling and marketing                      559,385            400,354       1,527,601          1,052,587
                                          __________         __________      __________         __________
                                           1,381,112          1,168,129       3,653,258          2,846,935
                                          ----------         ----------      ----------         ----------

  Operating profit (loss)                   (284,201)          (251,981)       (830,791)               928

Other income (expense)                       (41,434)            30,558           4,548            135,031
                                          __________         __________      __________         __________
   Income (loss) before taxes               (325,635)          (221,423)       (826,243)           135,959

Income tax expense (benefit)                  84,859            (61,096)         86,173            (52,269)
                                          __________         __________      __________         __________
Net (loss)income                        $   (410,494)      $   (160,327)   $   (912,416)      $    188,228
                                          ==========         ==========      ==========         ==========

Net (loss) income per common share            $(0.07)            $(0.03)         $(0.15)             $0.03
Net (loss) income per common share
   assuming dilution                          $(0.07)            $(0.03)         $(0.15)             $0.03

Weighted average common and potential
 common shares outstanding:
   Basic                                   5,923,371          5,918,371       5,923,371          5,528,182
   Diluted                                 5,923,371          5,918,371       5,923,371          5,845,856


See accompanying notes to the interim consolidated financial statements.

UROPLASTY, INC. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                 Nine months ended
                                                    December 31

                                                1999               1998
                                          __________         __________



Cash flows from operating activities:
   Net (loss) income                    $   (912,416)     $     188,228
   Adjustments to reconcile net (loss)
   income to net cash (used in) provided
   by operations:
      Depreciation and amortization          156,541            159,709
      Amortization of premium and discounts
         marketable securities, net           15,837             (1,081)
      Gain on liquidation of subsidiary            0            (39,565)
      Changes in operating assets and
      liabilities:
         Accounts receivable                 (99,300)           (28,422)
         Inventories                         (15,787)          (346,276)
         Prepaid expenses and other
            current assets                   (47,416)              (491)
         Accounts payable                     31,889            (19,985)
         Accrued liabilities                  41,264             27,871
________________________________________________________________________
Net cash used in
   operating activities                     (829,388)           (60,012)
------------------------------------------------------------------------

Cash flows from investing activities:
   Payments for property, plant and equipm. (166,586)          (383,929)
   Proceeds from sale of property, plant
      and equipment                           10,440                  0
   Payments relating to intangible assets    (22,877)           (27,723)
   Purchase of marketable securities               0         (2,272,706)
   Sale of marketable securities           1,500,000                  0
________________________________________________________________________
Net cash provided by (used in)
   investing activities                    1,320,977         (2,684,358)
------------------------------------------------------------------------

Cash flows from financing activities:
  Repayment of long-term obligations         (38,306)           (43,157)
  Proceeds from issuance of notes payable     23,923             75,007
  Net proceeds from issuance of stock              0          3,366,265
________________________________________________________________________
Net cash (used in) provided by
   financing activities                      (14,383)         3,398,115
------------------------------------------------------------------------

Effect of exchange rates on
   cash and cash equivalents                 (86,888)           250,438
________________________________________________________________________
Net increase in cash and cash
equivalents                                  390,318            904,183


Cash and cash equivalents at beginning
of period                                  1,588,984            889,541
________________________________________________________________________
Cash and cash equivalents at end
of period                                $ 1,979,302        $ 1,793,724
========================================================================

Supplemental disclosure of Cash Flow information:
   Cash paid during the period for:
      interest                           $     8,007        $    10,281
      income taxes                            14,542             26,953


See accompanying notes to the interim consolidated financial statements.

UROPLASTY, INC. and Subsidiaries


NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The financial statements included in this Form 10-QSB have been prepared by Uroplasty, Inc. ("the Registrant" or "the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

The financial statements presented herein as of December 31, 1999 and for the three and nine months ended December 31, 1999 and 1998 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

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


(3)  Inventories

Inventories consist of the following:

                                   December 31, 1999     March 31, 1999
                                  __________________     ______________

      Raw materials                        $ 172,663          $ 126,364
      Work-in-process                        388,673            354,521
      Finished goods                         209,265            273,928
                                            ________           ________
                                           $ 770,601          $ 754,813
                                            ========           ========


(4)  Comprehensive Income

Statement of Financial Accounting Standards(SFAS) No. 130 , "Reporting Comprehensive Income", establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income, net unrealized gains (losses) on marketable securities and the translation adjustment. For the three and nine months ended December 31, 1999 and 1998 total comprehensive income (loss) is comprised of the following:

                                                  Three months ended
                                                      December 31
                                                1999               1998
                                          __________         __________

Net loss                                $   (410,494)      $   (160,327)
Items of other comprehensive loss:
   Unrealized income (loss)
      on marketable securities                   528             (9,538)
   Translation adjustment                    (99,709)           (17,555)
                                          __________         __________
Total comprehensive loss                $   (509,675)      $   (187,420)
                                          ==========         ==========


                                                  Nine months ended
                                                     December 31
                                                1999               1998
                                          __________         __________

Net (loss) income                       $   (912,416)      $    188,228
Items of other comprehensive (loss) income:
   Unrealized income (loss)
      on marketable securities                 2,262             (9,538)
   Translation adjustment                   (120,724)           140,159
                                          __________         __________
Total comprehensive (loss) income       $ (1,030,878)      $    318,849
                                          ==========         ==========


(5)  Reconciliation of earnings and share amounts used in EPS calculation

Basic earnings (loss) per common share was computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share for the three and nine months ended December 31, 1999 and 1998 was calculated using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive potential common shares.


                                      Basic (loss)                Diluted(loss)
                                      income                      income
                                      per share      Effect of    per share
                         Net (loss)   to common      dilutive     to common
                         income       shareholders   securities   shareholders
                         __________   ____________   __________   _____________
For the three months ended:

December 31, 1999
Loss                     $ (410,494)  $   (410,494)           -   $    (410,494)
Shares                            -      5,923,371            -       5,923,371
Per share amount                  -   $      (0.07)           -   $       (0.07)

December 31, 1998
Loss                     $ (160,327)  $   (160,327)           -   $    (160,327)
shares                            -      5,918,371            -       5,918,371
Per share amount                  -   $      (0.03)           -   $       (0.03)


For the nine months ended:

December 31, 1999
Loss                     $ (912,416)  $   (912,416)           -   $    (912,416)
Shares                            -      5,923,371            -       5,923,371
Per share amount                  -   $      (0.15)           -   $       (0.15)

December 31, 1998
Income                   $  188,228   $    188,228            -   $     188,228
shares                            -      5,528,182      317,674       5,845,856
Per share amount                  -   $       0.03            -   $        0.03



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


Overview

Uroplasty, Inc. develops, manufactures and/or markets medical products in certain segments of the urology, wound care and plastic surgery markets. Products sold by the Company are subject to regulation by the US Federal Food and Drug Administration ("FDA") and/or various regulating agencies in countries outside the United States. Existing sales have been, and future sales growth is expected to be, derived from Macroplastique(R) and related ancillary products designed for use by urologists, gynecologists, and uro-gynecologists for the primary treatment of stress urinary incontinence ("SUI") and for the treatment of vesicouretal reflux (backflow of urine from the bladder to the kidneys). Macroplastique is comprised of soft, irregularly textured, vulcanized, medical grade silicone implants suspended in a hydrogel carrier solution. When injected via a minimally invasive, day-case procedure in the soft tissue of the mid-urethra and bladder neck (in the case of SUI), and at the ureteral orifice (in the case of vesicoureteral reflux), the implants act as a bulking material to restore urinary continence or to eliminate reflux of urine from the bladder to the kidneys.

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

The Company's products are currently sold in numerous countries outside the United States, including Western Europe, Australia, Canada and Central and South America. In September 1999, the Company received unconditional approval from the FDA pursuant to a previously filed Investigational Device Exemption application to initiate human clinical studies in the US for the Company's primary product Macroplastique in the treatment of female stress urinary incontinence.

The Company's current objectives are to focus on sales and marketing activities designed to increase market penetration and sales of Macroplastique for SUI and vesicoureteral reflux applications in countries outside the US, and to efficiently and effectively execute the Macroplastique human clinical study for treatment of female stress urinary incontinence within the U.S.


Set forth below is management's discussion and analysis of the financial condition and results of operations as of December 31, 1999 and for the three and nine months ended December 31, 1999 and 1998.


Results of Operations

Net Sales
The Macroplastique product line accounts for over 90% of total sales during the periods presented. During the nine months ended December 31, 1999, net sales of all products were $4,095,966, representing a $220,075 or 6% increase when compared to net sales of $3,875,891 during the nine months ended December 31, 1998. Net sales were $1,525,128 during the three months ended December 31, 1999, compared to $1,365,652 for the same period of the prior year, representing an increase of $159,476, or 12%. The 12% sales increase in the third quarter resulted from the successful efforts of the recently restructured international sales force, and represents a turnaround in the worldwide sales efforts when compared to the decrease in sales experienced during the second quarter of the fiscal year ending March 31, 2000.

Management expects that Macroplastique sales will increase in the fourth quarter of fiscal 2000 and in fiscal 2001 as a result of an expanded sales force in existing and new geographical markets and as a result of enhancements to the surgical technique leading to an increased number of implanting doctors and greater penetration of the SUI market. There can be no assurance however, that the Company's efforts to increase sales and market penetration will be successful.


Gross Profit
Gross profit was $2,822,467 and $2,847,863 for the nine months ended December 31, 1999 and 1998, respectively, or 69% and 73% of net sales. For the three month periods ended December 31, 1999 and 1998, gross profit was $1,096,911 and $916,148, or 72% and 67% of net sales, respectively. The decrease in gross profit percentage during the nine month period ended December 31, 1999, when compared to the same period of the previous year is due to increased manufacturing costs and a higher portion of Macroplastique sales made to distributors at lower sales prices and gross margins when compared to sales made directly to doctors and hospitals. Increased manufacturing costs resulted from the Company's investment in upgraded manufacturing equipment and additional personnel, made to increase capacities and enhance the Company's ability to meet future sales demands with the same or lower production costs per unit.


General and Administrative Expense
General and administrative ("G&A") expenses increased 20% from $857,794 during the first three quarters of fiscal 1999 to $1,032,185 during the same period of fiscal 2000 and increased 23% from $311,865 to $383,994 during the three months ended December 31 of fiscal 1999 and fiscal 2000, respectively. The increase in G&A expenses is primarily due to increased costs of professional fees related to the legal proceeding described in Item 1 of Part II and increased office and sales support personnel costs.


Research and Development Expense
Research and development expenses increased 17% from $936,554 during the first three quarters of fiscal 1999 to $1,093,472 during the same period of fiscal 2000 and decreased 4% from $455,910 to $437,733 during the three months ended December 31 of fiscal 1999 and fiscal 2000, respectively. FDA related expenses during the nine month periods ended December 31, 1999 and 2000 have been relatively consistent as described in the following paragraph. The 17% increase in research and development expense during the nine months ended December 31, 1999 primarily reflects the costs of additional clinical and regulatory personnel and the on-going development of various product enhancements for the Macroplastique delivery system, which are intended to facilitate broadening the base of physicians using Macroplastique to treat female SUI.

Expenses associated with obtaining the Macroplastique IDE approval from the FDA and the costs of conducting the US clinical trial are classified as research and development expenses. Expenses relating to the IDE approval process and commencement activities of the US human clinical trialwere approximately $405,000 and $423,000 during the nine months ended December 31, 1999 and 1998, respectively, and approximately $200,000 and $239,000 during the three months ended December 31, 1999 and 1998, respectively.

Management believes that initiation of Macroplastique human clinical studies in the US pursuant to the Company's approved IDE application will cause research and development expenses to increase further during the remainder of fiscal 2000 and 2001. The human clinical study costs are primarily comprised of physician hospitalization fees relating to the patient procedures and follow-up examinations, in addition to the costs of monitoring the study and maintaining and evaluating the patient procedure and follow-up examination data.


Selling and Marketing expenses
Selling and marketing costs increased 45% from $1,052,587 during the first three quarters of fiscal 1999 to $1,527,601 during the same period of fiscal 2000, and increased 40% from $400,354 to $559,385, during the three months ended December 31 of fiscal 1999 and fiscal 2000, respectively. The increase in selling and marketing expenses are principally attributable to personnel costs of the expanding sales forces outside the U.S., sales incentive programs, and a greater presence at international and domestic medical conferences intended to increase market awareness of Macroplastique. Because the Company's intention is to continue to expand Macroplastique marketing and distribution activities and to introduce improved delivery insturmentation to make the product available to a larger number of physicians, Selling and Marketing expenses are expected to continue to increase in fiscal 2001.


Other Income (Expense)
Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Rates of return earned on cash and marketable securities are relatively consistent from period to period since funds are invested in investment-grade, interest bearing securities and money market funds. Exchange gains and losses are realized as a result of fluctuations in currency rates between the US Dollar (the functional reporting currency) and the Dutch Guilder, the Canadian Dollar, and the British Pound (currencies of the Company's subsidiaries). Other income was $4,548 and $135,031 for the nine months ended December 31, 1999 and 1998, respectively. During the three months ended December 31, 1999 and 1998 the Company realized other expense of $41,434 and other income of $30,558, respectively. The majority of the difference was due to exchange gains and losses and a $40,000 gain on liquidation of a subsidiary in the three and nine months ended December 31, 1998.


Liquidity and Capital Resources

As of December 31, 1999, the Company's cash and cash equivalent balances totaled $1,979,302 and investments in marketable securities totaled an additional $751,350. Marketable securities at December 31, 1999, are comprised of investments in investment-grade commercial paper. The capital resources existing at December 31, 1999, were derived from operations during the fiscal years ended March 31, 1997 and 1998, plus the net proceeds from the Company's sale of approximately 1.7 million shares of common stock in June 1998.

At December 31, 1999, the Company had working capital of approximately $4.0 million. During the nine months ended December 31, 1999, the Company used approximately $829,000 of cash from operating activities. The Company expects cash to be used in operations during fiscal 2001 as a result of Marcroplastique sales and marketing initiatives and the costs of conducting the Macroplastique human clinical trial in the United States.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash and marketable securities described above, equipment leasing arrangements, and its accounts receivable and inventory balances at December 31, 1999 of approximately $925,000 and $771,000, respectively.

The Company has operations in the United States and internationally. United States net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions. Furthermore, repatriation of dividends to the U.S. parent may result in additional foreign or U.S. taxes.

Management expects increasing costs associated with the conduct of the US human clinical study for Macroplastique pursuant to the FDA approved IDE, the subsequent Pre-Market Approval Application submission and review process, and pre-commercialization and market launch costs in the US relating to Macroplastique for female stress urinary incontinence. In the event that significant increases in current sales levels are not achieved, additional funds from the sale of the Company's securities or other alternative sources will be necessary. There can be no assurance that such alternative sources of funds will be available to the Company when they are needed or pursuant to terms considered acceptable to the Company at that time. However, Management believes that current resources will allow the Company to meet obligation as they become due during the next twelve months.


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

UROPLASTY, INC. and Subsidiaries



PART II - OTHER INFORMATION

Except for the following, none of the items contained in PART II of Form 10-QSB are applicable to the Company for the nine months ended December 31, 1999.

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

As of the date of the preparation of this filing, the Company has been notified by the U.S. Court of Appeals, Eighth Circuit that pursuant to the Company's request, the appeal has been transferred to the Federal Circuit. The Company believes this may be to its advantage in the appeal process.

UROPLASTY, INC. and Subsidiaries


SIGNATURE


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UROPLASTY, INC.

Dated:  February 14, 2000

                      By /s/ DONALD A. MAJOR
                      Donald A. Major
                      Chief Financial Officer (Principal Financial Officer)

                      By /s/ ARIE J. KOOLE
                      Arie J. Koole
                      Controller (Principal Accounting Officer)