Form 10KSB
period 2000-03-31
UROPLASTY INC
filed 2000-06-26
CIK 890846

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant To Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                          COMMISSION FILE NO. 000-20989

                                 UROPLASTY, INC.
                 (Name of Small Business Issuer in its Charter)

       MINNESOTA, U.S.A.                                  41-1719250
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                              2718 SUMMER STREET NE
                        MINNEAPOLIS, MINNESOTA 55413-2820
                    (Address of principal executive offices)

                                 (612) 378-1180
                (Issuer's telephone number, including area code)

  Securities registered under Section 12(g) of the Exchange Act: Common Stock,
                        $.01 par value (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES [X]                    NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $5,560,019

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of May 19, 2000 was $14,938,178.

The number of shares outstanding of the issuer's only class of common stock on May 19, 2000 was 5,975,271.

Documents Incorporated By Reference: Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders (the "Proxy Statement"), are incorporated by reference in Part III.

Transitional Small Business Disclosure Format:

                  YES [ ]                    NO [X]

===============================================================================

                                     PART I


Uroplasty, Inc. ("Uroplasty", the "Company", or the "Registrant") may from time to time make written or oral "FORWARD-LOOKING STATEMENTS", including statements contained in this filing by the Company with the Securities and Exchange Commission and in its reports to stockholders, as well as elsewhere. Forward-looking statements are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions related to any of the foregoing, and may be identified by the use of forward-looking terminology, such as "may," "expect," "anticipate," "estimate," "goal," "continue," or other comparable terminology. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to the Company's future performance that may cause the actual results, performance, or achievements of the Company, or industry results, to differ materially from those expressed or implied in any such forward-looking statements. Any such statement is qualified by reference to the following cautionary statements.

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

Forward-looking statements may be contained in the "Management's Discussion and Analysis or Plan of Operation" and other section of this filing. Various factors and risks (not all of which are identifiable at this time) could cause the Company's results, performance or achievements to differ materially from that contained in the Company's forward-looking statements, and investors are cautioned that any forward-looking statement contained herein or elsewhere is qualified by and subject to the warnings and cautionary statements contained above and in the "Factors Affecting the Business" section of this filing.

The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

The Registrant designs, develops, manufactures, and markets medical products primarily for the treatment of urinary incontinence and vesicoureteral reflux. The Registrant's key product is Macroplastique(R) Implants, an injectable, soft tissue bulking agent used to treat certain types of stress urinary incontinence ("SUI"), the most common form of urinary incontinence. SUI refers to the involuntary loss of urine as a result of activities that increase intra-abdominal pressure, such as coughing, laughing, or exercising. Macroplastique is also used to treat vesicoureteral reflux ("VUR"), a condition occurring mostly in children in which urine flows backward from the bladder into the kidney. In addition, doctors in Europe are beginning to use Macroplastique to treat incontinence in men recovering from prostate surgery. In June 1996, Macroplastique received the CE mark in Europe (similar to FDA approval in the United States), allowing the product to be sold throughout the European Union. Macroplastique is not sold in the United States because it has not been approved for marketing by the Food and Drug Administration ("FDA"). However, the Company is currently conducting human clinical trials in the United States on Macroplastique for the treatment of female SUI pursuant to an Investigational Device Exemption ("IDE") granted by the FDA in July 1999.

It is estimated urinary incontinence afflicts about 5% of the general population and women comprise approximately 85% of the sufferers. In Europe, currently the Registrant's largest market, approximately 17 million people suffer from various forms of urinary incontinence and about 14.5 million of these sufferers are women. Bulking agents such as Macroplastique are used to treat women with SUI caused by intrinsic sphincter deficiency, estimated by the Registrant to comprise 10% of the female incontinence market or about 1.4 million women in Europe alone. Of the estimated 2.6 million European men who are incontinent, the Registrant believes about 25% are candidates for treatment with Macroplastique. VUR is primarily a pediatric concern, with a prevalence estimated to be as high as 1% of the pediatric population. The Registrant estimates about half of this population are candidates for Macroplastique treatments.

MACROPLASTIQUE(R) IMPLANTS

Macroplastique is an injectable soft tissue bulking agent used to treat SUI and VUR. Macroplastique is a proprietary composition of heat vulcanized, highly textured, solid, soft, irregularly shaped polydimethylsiloxane (solid silicone) implants suspended in a biocompatible carrier solution. Based on the Registrant's clinical experience outside the United States, Macroplastique does not cause chronic inflammation, and is not resorbed by the body. Macroplastique is used to provide bulking of the urethral sphincter to treat female SUI. The actual implantation of Macroplastique is minimally invasive and can be accomplished in less than 30 minutes in an inpatient or outpatient setting. It is designed to restore the patient to normal urinary continence almost immediately following treatment. Macroplastique is also used to treat vesicoureteral reflux, a condition occurring primarily in children, as well as incontinence in men after prostate surgery.

The Registrant markets Macroplastique on the basis that its use can lead to lower surgical risk, shorter recovery time, and less expense than more invasive alternatives. The Registrant believes the advantages of Macroplastique are its biocompatibility, cost effectiveness, and successful use in over 20,000 patients overseas since 1991.

URINARY INCONTINENCE MARKET

Urinary incontinence is an involuntary loss of urine so severe it has social and/or hygienic consequences. In varying degrees, urinary incontinence is a problem suffered by millions of people worldwide. The Agency for Health Care Policy and Research (a division of the Public Health Service, U.S. Department of Health and Human Services) estimated in 1996 there were approximately 13 million adults with urinary incontinence in the United States. The same agency estimated the total cost (utilizing all management and curative approaches) of treating incontinence of all types in the United States as $15 billion in 1996. Urinary incontinence can result in a substantial decrease in a person's quality of life and is often the main reason a family moves an elderly person to nursing home care. The Registrant expects the incidence of urinary incontinence will rise as the percentage of elderly people continues to increase.

TYPES OF URINARY INCONTINENCE

The mechanisms of urinary incontinence are complicated and involve the interaction between several anatomical structures. In females, urinary continence is controlled primarily by the sphincter muscle. This muscle surrounds the urethra and provides constrictive pressure to prevent urine from flowing out of the bladder. Urination occurs when the sphincter relaxes as the bladder contracts, allowing urine to flow through the urethra. The urinary sphincter is also responsible for maintaining continence during periods of physical stress. Incontinence may result when any part of the urinary tract fails to function as intended. A broad range of conditions and disorders can cause incontinence, including birth defects (e.g., Spina Bifida), pelvic surgery, injuries to the pelvic region or the spinal cord, neurological diseases (e.g. Multiple Sclerosis, Poliomyelitis), and degenerative changes associated with aging.

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

MANAGEMENT AND TREATMENT OF URINARY INCONTINENCE

There are two general approaches to dealing with urinary incontinence. One approach is to manage symptoms with items such as pads or diapers. The other approach is to undergo curative treatments in an attempt to restore continence, such as injection of bulking agents or by invasive surgeries. The Registrant believes and endorses the treatment of urinary incontinence from the least invasive to the most invasive therapy as needed.

Management of Urinary Incontinence

Absorbent Products: Absorbent products are the most common form of management for urinary incontinence because men and women can use them without consulting a physician. The cost of adult diapers and pads can be substantial, thus creating a continuous financial burden for patients. Additionally, this management technique may require frequent changing of diapers and pads to control patient embarrassment due to odor and/or soiling.

Behavior Modification: The techniques used in behavior modification include bladder training, scheduled voiding, and pelvic floor muscle exercises known as Kegels. Some of the tools used in conjunction with these training regimes are vaginal cones or weights, biofeedback devices, and electrical stimulation. While these are typically low-risk activities, they do not work for many patients. Even when considered effective they may only partly alleviate the symptoms and are seldom curative. These techniques are recommended for lower grade or less severe cases of urinary incontinence.

Penile Compression Devices: Penile clamps are reserved for temporary use with male incontinence. Complications such as penile and urethral erosion, penile edema, pain, and obstruction can be associated with extended and/or improper use.

Pelvic Organ Support Devices: A pessary is a doughnut-shaped device made of flexible materials. They are designed to temporarily reduce pelvic prolapse and alleviate symptoms of pelvic relaxation in females with and without incontinence. When these devices are misused or neglected, complications such as ulceration of the vagina and rectovaginal and vesicovaginal fistula can occur. Persons using pessaries require frequent, regular monitoring.

Occlusion Devices: Urethral occlusion devices, or "plugs", of various designs are intended to be temporarily applied to occlude the urethra and/or bladder. They are disposable products and either fit over the urethral opening or in the urethra and/or bladder to obstruct the involuntary leakage of urine. They are intended to be used by younger, more physically active stress incontinent women, because they are more likely to be motivated to use a disposable urethral plug on a daily basis. The primary problems with these devices are urinary tract infections, treatment compliance, and progressive urethral dilation which may require larger plugs over time.

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

Curative Treatments for Urinary Incontinence

Surgery: In women, SUI can be surgically corrected through various suspension and sling procedures. In these procedures, the physician elevates and stabilizes the urethra and bladder neck. Current surgical procedures require vaginal or abdominal incisions and are typically performed under general anesthesia. Surgery is expensive, traumatic, and involves a 3 to 10 day hospital stay with several months required for full recovery. In men, the main surgical option is an implanted artificial urinary sphincter. However, it carries with it the inherent risks of device malfunction, tissue erosion and atrophy, and infection. In practice, the artificial urinary sphincter is rarely applicable to the management of uncomplicated stress incontinence.

Injectable Bulking Agents: Bulking agents are inserted with a needle into the area around the urethra, thereby augmenting or bulking the sphincter. Hence, these materials are often called "bulk-enhancing agents", "bulking agents", or "injectables". Bulking agents may be either synthetic or biologically derived. Bulking agents are an attractive alternative to surgery because they are considerably less invasive than many of the surgical procedures described above. For this reason, bulking agents represent a particularly desirable treatment option for the elderly or infirm who may not otherwise be able to withstand the trauma and morbidity resulting from a fully invasive surgical procedure. Active women also can benefit from the use of bulking agents since their use will often allow the patient to return to normal activities in a matter of days instead of weeks for fully invasive surgical procedures. The 1996 Clinical Practice Guidelines published by the U.S. Department of Health and Human Services recommend periurethral bulking agents as a first line treatment for men with ISD and for women with ISD who do not have co-existing hypermobility.

The two major types of bulking agents are biologically derived and synthetic agents. Biologically derived bulking agents include injections of autologous fat and bovine collagen. Fat injections involve complex, invasive harvesting of the patient's own fat cells and reinjecting them into the bladder neck. Another procedure involves the injection of processed bovine collagen. The body resorbs biologically derived agents over time and subsequent injections may be required. Macroplastique (polydimethylsiloxane) is a synthetic bulking agent. Other synthetic bulking agents are composed of polytetrafluoroethylene (PTFE) (currently an investigational device in the U.S. and commercially available elsewhere) and pyrolytic carbon-coated beads (approved for commercial sale in the U.S.).

MARKETING, DISTRIBUTION, AND SALES

The Registrant markets and sells Macroplastique and the related ancillary products used in the implantation procedure only in countries outside the United States, primarily in Europe. The Registrant has direct sales forces consisting of seven persons in the United Kingdom, and one sales person for each of The Netherlands and Canada (in addition to two independent sales representatives in Canada). Additionally, the Registrant employs five sales managers in The Netherlands and two in the United States to manage a network of distributors selling the Company's products in over 35 countries including Europe, Asia, Australia, and Latin America. The Registrant's technical staff in The Netherlands and the United States trains both new as well as existing distributors. The Company has written territory-specific distribution agreements with each of the individual distributors. None of the distributors may sell injectable products that compete directly with Macroplastique. No distributor accounted for more than 10% of the Company's sales. Collectively, the Company's distributors accounted for approximately 57% and 50% of total net sales in fiscal years 2000 and 1999, respectively.

The Registrant recently introduced to markets outside the United States a newly developed set of instruments for the delivery of Macroplastique named the Macroplastique(R) Implantation System (MIS). The MIS is intended for use by urologists, gynecologists, and urogynecologists for the implantation of Macroplastique without the aid of an endoscope. Historically, urologists have principally performed the Macroplastique procedure. The Company believes that the MIS will make Macroplastique available to a larger number of physicians and therefore more female SUI sufferers. However, there can be no assurance that the MIS will have any significant effect on increasing sales of Macroplastique.

OTHER PRODUCTS

In addition to the urological applications, the Company's implantable bulking material is also marketed by the Company outside the United States for reconstructive and cosmetic plastic surgery applications and vocal cord rehabilitation under the trade name Bioplastique(TM). In The Netherlands and United Kingdom only, the Company's direct sales force distributes certain wound care products in accordance with a distributor agreement. Under the terms of the Distributor Agreement, the Company is not obligated to purchase any minimum level of wound care products.

GOVERNMENT REGULATIONS

The Registrant's medical device products are subject to regulation by various governmental agencies depending upon where the products are manufactured and/or sold. In markets such as the United States and Europe, these regulations are substantial and can significantly affect a company's ability to obtain and/or maintain approval for manufacturing and distribution of medical device products.

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

Under the European MDD, Macroplastique is considered a Class IIb long-term implantable device. To obtain the CE mark for Macroplastique, the Registrant was required to submit extensive information regarding product design, labeling, and preclinical and clinical safety testing to its Notified Body for evaluation by expert reviewers. In addition, the Registrant maintains registration to rigorous quality standards ISO 9001 and EN46001. After successfully demonstrating full compliance to the MDD, the Notified Body issued a Certificate of Authorization to the Registrant in June 1996, allowing the Registrant to place the CE mark on Macroplastique and the related accessories. Upon fulfilling any additional national requirements, Macroplastique can be marketed throughout the European Union. The Registrant is subject to periodic surveillance audits by its Notified Body to ensure it adheres to the requirements of the MDD. Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Registrant to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Registrant's business, financial condition, and results of operations. There can be no assurance the Registrant will not be required to incur significant costs to comply with laws and regulations in the future, or that laws or regulations will not have a material adverse effect upon the Registrant's business, financial condition, or results of operations.

The Registrant maintains facilities in the United States, United Kingdom, The Netherlands, and Canada, each of which has numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Registrant will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Registrant's ability to do business, financial condition, or results of operations.

In the United States, the Registrant must comply with the Federal Food, Drug, and Cosmetic Act, as amended, which is enforced by the FDA. The FDA has determined that urethral bulking agents such as Macroplastique are Class III devices subject to a Pre-Market Approval (PMA) application prior to marketing in the United States.

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

After PMA approval, the Registrant must comply with other FDA regulations to maintain its U.S. marketing approval. The Registrant's manufacturing facilities will be subject to routine inspections by the FDA to ensure the Registrant is in compliance with Quality System Requirements. Even though the Registrant has achieved ISO 9001 registration, there can be no assurance the FDA would find the Registrant's quality system to be in compliance with all relevant aspects of the requirements. The Registrant is also subject to a variety of state and local laws and regulations in those states or localities where its product will be manufactured and/or marketed. Any applicable state or local regulations may hinder the Registrant's ability to market its products in those states or localities.

THIRD-PARTY REIMBURSEMENT

Throughout much of the world, the Registrant sells Macroplastique to hospitals and other users who often transfer the cost of the medical product and services to various third-party payers. These third-party payers consist of government health programs, private health insurance plans, managed care organizations, and other similar programs. They may deny or substantially limit reimbursement if they believe that a medical device was not used in accordance with established payer protocols regarding cost-efficient treatment methods, used for an unapproved indication, and/or was not otherwise covered. In some markets, medical device manufacturers are being forced to demonstrate the clinical efficacy and cost-effectiveness of their products to third-party payers before these organizations will agree to provide reimbursement to patients. Changes to third-party reimbursement policies in the United States, Europe, and other Macroplastique markets could significantly reduce the Registrant's ability to commercialize its products.

In most European nations and other Macroplastique markets, third-party reimbursement is currently available for Macroplastique for the treatment of urinary incontinence. Within the United States, third-party reimbursement is currently available for certain bulking agents and the Registrant believes it can obtain third-party reimbursement for Macroplastique near the time the product is approved for marketing or sometime thereafter. However, there is currently no uniform policy for reimbursement in the United States and no guarantee Macroplastique will be reimbursed at the levels expected by the Registrant, if at all. The availability of third-party reimbursement for Macroplastique or competitors' products and continuing efforts to reduce the costs of health care by decreasing reimbursement rates may reduce the price received by the Registrant for sale of Macroplastique.

PRODUCT LIABILITY

The medical device industry is subject to substantial litigation. The Registrant is a manufacturer of a long-term implantable device and consequently faces an inherent business risk of exposure to product liability claims resulting from alleged adverse effects to the patient. The Registrant currently carries $2 million of worldwide product liability insurance on a claims made form, plus another policy specific to the United Kingdom only. There can be no assurance, however, that the Registrant's existing insurance coverage limits are adequate to protect the Registrant from any liabilities which it might incur in connection with the clinical trials of Macroplastique or the initial commercialization of Macroplastique in the United States. There can be no assurance that liability claims will not exceed coverage limits. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. Furthermore, the Registrant does not expect to be able to obtain insurance covering its costs and losses as a result of any recall of its products due to alleged defects, whether such a recall is instituted by the Registrant or required by a regulatory agency. A product liability claim, recall, or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business, financial condition, and results of operations of the Registrant.

MANUFACTURING

The Registrant manufactures Macroplastique at its own facilities. Components are manufactured in the United States, and finished products in The Netherlands from medical grade materials obtained from qualified suppliers. The Registrant's facilities utilize dedicated heating, ventilation, and high efficiency particulate air (HEPA) filtration systems for the manufacturing areas to provide a controlled working environment. All manufacturing processes, including material storage, handling, gowning, and cleaning, are performed according to written procedures approved by the Registrant's Quality Department. All critical manufacturing processes are performed in a cleanroom environment by trained production technicians. An outside vendor sterilizes Macroplastique using a validated method and returns the product to the Registrant for final inspection and testing.

The Company currently purchases its base silicone solution from Rhodia (formerly Applied Silicone Corporation) and its carrier solution from GAF Corporation, which are single sources of supply for such products at the moment, and with neither of whom does it have a supply agreement. Alternative suppliers for these materials do exist should the current suppliers discontinue production or distribution. However, the Company would need to complete additional testing to qualify the materials obtained from any new suppliers. Additionally, limited notice of the need to switch suppliers for either of these materials could result in production delays and inventory depletion.

The Registrant's manufacturing facilities are periodically audited by an independent registrar to ensure compliance with ISO 9001 and EN 46001 quality system requirements. Prior to marketing the product in the United States, the Registrant will also be inspected by the U.S. FDA and will also be subject to any additional state, local, and federal government regulations in both the U.S. and The Netherlands applicable to the manufacture of the Registrant's products. See "Description of Business - Government Regulations".

COMPETITION

Competition in the urinary incontinence products market is intense. The Registrant faces competition from existing manufacturers of management and curative treatments, competing manufacturers of commercially available bulking agents, and from companies developing new or improved treatment methods. The Registrant believes the principal competitive factors among treatment methods include physician and patient acceptance of the method in managing or curing incontinence, cost and availability of third-party reimbursement, marketing and sales capability, and the existence of meaningful patent protection. The Registrant's ability to compete in this market also will depend on the consistency of its product quality as well as delivery and product pricing. Other factors within and outside the Registrant's control include its product development and innovation capabilities, ability to obtain required regulatory approvals, ability to protect its proprietary technology, manufacturing and marketing capabilities, and ability to attract and retain skilled employees.

Current major competitors who compete in the urinary incontinence management and treatment market include Kimberly-Clark Corp. and Procter & Gamble Co. for adult diapers and absorbent pads; Empi, Inc. and MedCare Technologies, Inc. with electrical pelvic floor stimulators and behavioral treatments; Abbott Laboratories, Warners Wellcome, and Hoechst Marion Roussell for pharmaceutical treatments; C. R. Bard, Inc., Kendall Co., Mentor Corp., and Baxter International for catheter/urine collection bag drainage systems; and American Medical Systems, Inc.; Boston Scientific Corporation, Influence, Inc., and Johnson & Johnson for sling procedures and artificial sphincter implants. The Registrant believes some of its current competitors and others who do not have injectable bulking products are also seeking to develop competing bulking agents.

There are currently at least three injectable soft tissue bulking agent products competing directly with Macroplastique. Two of these are supplied by companies with considerably larger financial and other resources than Uroplasty. These products are Urethrin(R), manufactured and distributed only outside the U.S. by Mentor, Inc. and Contigen(R) distributed by C.R. Bard worldwide pursuant to license agreements with Collagen Aesthetics Corporation (an INAMED Company). The third company, Advanced UroScience, Inc., obtained FDA approval in September 1999 for a bulking agent comprised of pyrolytic carbon coated beads in a carrier gel.

The Registrant expects other devices for treating urinary incontinence by means of soft tissue injection therapy will become available in the future and competition will continue to intensify. In addition, the Registrant believes that the Convatec division of Bristol Meyers Squibb, Micro Therapeutics, Inc., Reprogenesis, Inc., Protein Polymer Technologies, Inc., BCD Matrix, Inc., Lifecell Corporation, and Collagenesis are performing research and development and/or are seeking regulatory approval for various kinds of injectable bulking agents for treatment of urinary incontinence. Additionally, American Medical Systems acquired Urovive(R) from UroSurge, Inc. Urovive is a detachable balloon for implantation in the urethra as a bulking agent in treating stress urinary incontinence.

Many of the Registrant's competitors and potential competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources, and experience than the Registrant. In addition, many of the Registrant's competitors offer broader product lines within the urology market, which may give such competitors the ability to negotiate exclusive, long-term supply contracts and to offer comprehensive pricing for their products. It is possible that other large health care and consumer products companies may enter this industry in the future. Furthermore, smaller companies, academic institutions, governmental agencies, and other public and private research organizations will continue to conduct research, seek patent protection, and establish arrangements for commercializing products. Such products may compete directly with any products which may be offered by the Registrant in the future.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

No customer accounted for 10% or more of the Company's consolidated net sales during either fiscal 2000 and 1999.

PATENTS, TRADEMARKS, AND LICENSES

The Company's success depends in part on its ability to obtain and maintain patent protection for its products, preserve its trade secrets, and operate without infringing the proprietary rights of third parties. The Company seeks to protect its technology by filing patent applications for patentable technologies that it considers important to the development of its business based on an analysis of the cost of obtaining a patent, the likely scope of protection, and the relative benefits of patent protection compared to trade secret protection, among other considerations. The Company also relies upon trade secrets, know-how, and continuing technological innovation to develop and maintain its competitive position.

Multiple patents covering the Macroplastique materials, processes, and applications have been issued to the Company by the Patent Offices in the United States, United Kingdom, Japan, Germany, The Netherlands, and Canada. Such patents will expire in the U.S. at various times between 2010 and 2013. Applications are also currently pending in various other European countries. There can be no assurance that any of the Company's pending and/or future U.S. and/or foreign patent applications will result in issued patents, or that any issued patents will be of sufficient scope or strength to provide meaningful protection of the Company's products. The coverage sought in a patent application can be denied or significantly reduced before the patent is issued. In addition, there can be no assurance that any current and/or future U.S. and/or foreign patents of the Company will not be challenged or circumvented by competitors or others, or that such patents will be found to be valid or sufficiently broad to protect the Company's technology or provide the Company with any competitive advantage. Should attempts be made to challenge, circumvent, or invalidate the Company's patents in the U.S. Patent and Trademark

Office or courts of competent jurisdiction, including administrative boards or tribunals, the Company may have to participate in legal or quasi-legal proceedings therein to maintain, defend, and/or enforce its rights in these patents. Any legal proceedings to maintain, defend, and/or enforce the Company's patent rights could be lengthy and costly, with no guarantee of success.

The Company also relies heavily upon trade secrets and other proprietary information. The Company seeks to maintain the confidentiality of such information by requiring employees, consultants, and other parties to sign confidentiality agreements, and by limiting access by parties outside the Company to such information. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of this information or that others will not be able to independently develop such information. Additionally, there can be no assurance that any agreements regarding confidentiality and non-disclosure will not be breached, or, in the event of any breach, that adequate remedies would be available to the Company.

In July 1998, the Company announced that the United States Patent and Trademark Office ("USPTO") had informed the Company that the USPTO will, as Uroplasty requested, initiate an interference proceeding between Uroplasty and Advanced UroScience, Inc. ("AUI"), to determine which company was the first to invent carbon-coated micro beads for use in treating urinary incontinence. Although the USPTO originally granted the applicable patent to AUI, the interference proceeding may result in a determination that either Uroplasty or AUI is the proper holder, or that a patent should not have been granted. See Item 3. "Legal Proceedings".

In 1992, the Company and its then parent, Bioplasty, Inc., were sued by Collagen Corporation, which alleged that Macroplastique infringed on one of its U.S. patents for a bulking agent. The parties entered into a license and settlement agreement in 1993 pursuant to which the Company pays Collagen a royalty of 5% of net sales of certain products sold in the U.S. with a minimum of $50,000 per year. In fiscal 1999, the Company received several letters from Collagen's counsel questioning whether additional royalties were payable as a result of either the manufacture or sale by the Company of Macroplastique in the United States. The Company's position is that royalties are payable only on "net sales" in the United States and, there having been none, no additional royalties are payable. Collagen has not brought any new or renewed legal action in connection with its allegations. There can be no assurance, however, that Collagen and/or any other third party will not pursue legal action with respect to these matters.

Claims by competitors such as Collagen and other third parties that the Company's products allegedly infringe the patent or other intellectual property rights of others could have a material adverse effect on the Company. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, and intellectual property litigation may be used against the Company as a means of gaining a competitive advantage. Intellectual property litigation is complex, time-consuming, and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company's technical and management personnel. An adverse outcome in any litigation could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others, if licenses to such rights could be obtained, or require the Company to cease making, using, or selling certain products. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on terms acceptable to the Company, if at all. In addition to being costly, protracted litigation to defend or prosecute intellectual property could result in the Company being unable to commercialize Macroplastique on a timely basis or at all, and could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

In December 1995, the Company obtained a license from a British surgeon which became superceded by a subsequent Agreement entered into by the parties in October 1998. Pursuant to this subsequent Agreement, the Company received an absolute assignment of a patent relating to the Macroplastique Implantation System in return for a royalty equal to ten British Pounds for each unit sold during the life of the patent. The Company began commercialization of the product in March 2000.

RESEARCH AND DEVELOPMENT

The Registrant has an active Research and Development program working to develop new products in the field of incontinence. The Registrant is also continually evaluating potential improvements as well as new methods and devices for the implantation of Macroplastique and on new applications for this material. R&D expenses also include the costs of clinical studies including the U.S. trial currently underway pursuant to the IDE approved by the FDA. Expenditures for research and development totaled $1,684,178 and $1,236,855 for the fiscal years ended March 31, 2000 and March 31, 1999, respectively. None of these costs were borne directly by customers.

COMPLIANCE WITH ENVIRONMENTAL LAWS

Compliance by the Registrant with applicable environmental requirements during its fiscal years ended March 31, 2000 and 1999 has not had a material effect upon its capital expenditures, earnings, or competitive position.

EMPLOYEES

As of March 31, 2000, the Registrant had sixty-three employees, of which fifty-seven were full-time and six part-time. None of such employees has a collective bargaining agreement with the Registrant.

INCORPORATION AND CURRENT SUBSIDIARIES

The Registrant was incorporated in January 1992 as a Minnesota Corporation and a wholly-owned subsidiary of its parent. In February 1995, the Registrant became a stand-alone, privately-held company pursuant to a Plan of Reorganization confirmed by the U.S. Bankruptcy Court. The Registrant's shares became registered and the Registrant became a reporting company pursuant to a registration statement filed with the Securities and Exchange Commission in July 1996.

The Registrant's wholly owned foreign subsidiaries and their respective principal functions are as follows:

     Uroplasty BV      Incorporated in The Netherlands, is the
                       manufacturer of Macroplastique and sells
                       Macroplastique outside of The Netherlands to
                       distributors.
     Uroplasty LTD     Incorporated in and acts as the sole
                       distributor of Macroplastique, Bioplastique, and
                       wound care products in the United Kingdom.
     Bioplasty BV      Incorporated in and acts as a distributor of
                       Macroplastique, Bioplastique, and wound care
                       products in The Netherlands.
     Uroplasty Corp.   Incorporated in and acts as a distributor of
                       Macroplastique and Bioplastique in Canada.

FACTORS AFFECTING THE BUSINESS

The following factors are important and should be considered carefully in connection with any evaluation of the Company's business, financial condition, results of operations and prospects. Additionally, any one or combination of the following factors could cause the Company's actual results to materially differ from those reflected in any forward-looking statements of the Company.

Government Regulation: The Registrant's product, manufacturing processes, and product development activities are subject to extensive and rigorous regulation by governmental and regulatory authorities in foreign countries similar to the U.S. Food and Drug Administration ("FDA"). In Europe, where Macroplastique(R) has been used since 1991, the Registrant's introduction of medical devices as well as the design, manufacturing, labeling, distribution, sale, marketing, advertising, promotion, and recordkeeping procedures for the Company's products are subject to laws and regulations governing medical devices contained in the European Medical Device Directives ("MDD").

In the United States, the Registrant cannot market or sell Macroplastique until pre-market approval ("PMA") authorization is received from the FDA. In July 1999, Uroplasty received approval from the FDA of an Investigational Device Exemption ("IDE") relating to a U.S. clinical trial for the treatment of female stress urinary incontinence ("SUI") using Macroplastique. Upon successful completion of the clinical trial, the Registrant plans to submit a PMA application to the FDA requesting approval to commercialize Macroplastique in the U.S. There can be no assurance that the U.S. clinical trials will be successfully completed or that the requisite approvals or certifications will be granted for Macroplastique or any other product on a timely basis, or at all, or that such regulatory reviews will not involve delays that would conflict with the Company's ability to commercialize its products in the U.S.

If and when regulatory approval to market a product is obtained from the FDA, this approval may necessitate limitations on the indicated uses of the product. Marketing approval can also be withdrawn by the FDA in the United States (and by regulatory authorities in foreign countries) due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial approval. The Registrant may be required to make further filings with the FDA and other regulatory authorities in foreign countries under certain circumstances, such as the addition of product claims or product reformulation. The FDA and other regulatory authorities in foreign countries could also limit or prevent the manufacture and/or distribution of the Registrant's products and have the power to demand the recall of such products. Medical device regulations depend strongly on administrative interpretation, and there can be no assurance that future interpretation made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Registrant. The FDA and various other authorities either currently inspect or will inspect the Registrant's facilities from time to time to determine whether Uroplasty is in compliance with regulations relating to medical device manufacturing including regulations concerning design, manufacturing, testing, quality control, product labeling, distribution, promotion, and record keeping practices. A determination that the Registrant is in material violation of such regulations could lead to the imposition of civil penalties, including fines, product recalls, product seizures or, in extreme cases, criminal sanctions.

Effects of Technological Developments: The Registrant competes in a market characterized by technological innovation, extensive research efforts, and significant competition. Improvements in existing treatment options or developments of new treatment methods may have a material adverse effect on the Registrant's ability to increase sales of Macroplastique, successfully commercialize any future products, and may render such products noncompetitive or obsolete. Other companies are currently engaged in the development of products and innovative methods for treating SUI that are similar to, or compete with, Macroplastique and these companies may have greater financial resources and know how than the Registrant. Significant developments by any of these companies or advances by medical researchers at universities, government research facilities, or private research laboratories could eliminate the market for Macroplastique or otherwise render Macroplastique obsolete. Although technological change has not had a direct material impact on the Registrant in recent years, the potential that such a change might occur is a continuing risk for the Company.

Macroplastique Market Acceptance: The Registrant currently sells Macroplastique in Europe and other foreign countries. Acceptance of Macroplastique by physicians in preference to other treatment options, including other bulking agents, will depend upon the demonstration of its safety and effectiveness, relative performance of Macroplastique compared to other market approved products, availability of other treatment options, and ease of use and relative cost compared to treatment options including other bulking agents. Physicians may elect not to use Macroplastique unless adequate reimbursement from health care payers is available. Health care payer acceptance of a treatment utilizing Macroplastique will require, among other things, evidence of the cost effectiveness of this treatment as compared to other treatment options. There can be no assurance that the acceptance of Macroplastique by urological and gynecological health care providers will develop or continue to grow in Europe and other areas where Macroplastique is already used.

Single Product: The Company currently derives over 90% of its revenues from sales of Macroplastique and related products. Discontinuance or reduction of revenues from Macroplastique sold outside of the U.S. could therefore have a material adverse effect on the Registrant's business, financial condition, and results of operations. The Company does not expect that commercialization of other new products will be feasible without a substantial, continuing commitment to research and development for an extended period of time or acquisitions of new products, or both. Also, new medical products must typically undergo clinical trials and regulatory clearance or approval before commercialization. There can be no assurance as to whether or when commercialization of other products might begin or as to the likelihood that any such initiative would be successful. The market for medically-related products changes constantly. If the market changes, new or strengthened competition emerges, customer preferences change, and/or new technology causes Macroplastique to be viewed as a less effective treatment, the Registrant's business, financial condition, and results of operation would be adversely affected.

Patents and Proprietary Rights: The Registrant's success depends in part on the ability to preserve trade secrets, obtain and maintain patent protection for Uroplasty's products under United States and international patent laws and other intellectual property laws, and operate without infringing upon the proprietary rights of third parties. Patents covering the materials, process, and applications have been issued to the Company by the Patent Offices in the United States, United Kingdom, Japan, Germany, The Netherlands, and Canada. Applications are also currently pending in various other European countries. No assurances can be given that the scope of any patent protection will prevent competitors (most of which have financial and other resources substantially greater than the Registrant) from introducing products competitive with the Company's products, the Registrant's patents will be held valid if subsequently challenged, others will not claim rights in or ownership of the patents and other proprietary rights held by the Registrant, or the Company's product and processes will not infringe, or be alleged to infringe, the proprietary rights of others.

A number of patents have been issued to others in the area of injectable bulking agents. The validity and breadth of claims covered in medical device technology patents involve complex legal and factual questions and may therefore be highly uncertain. The Registrant also relies upon unpatented trade secrets to protect the Company's proprietary technology. No assurance can be given that others will not independently develop or otherwise acquire substantially equivalent techniques and/or gain access to and disclose the Registrant's proprietary technology. Further, no assurance can be given that the Company can ultimately protect meaningful rights to such unpatented proprietary technology. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Litigation may be necessary to enforce any patents issued to the Registrant, protect trade secrets or proprietary information owned by the Registrant against claimed infringement of the rights of others, or determine the scope and validity of the proprietary rights of others. The defense and prosecution of patent litigation or other legal and/or administrative proceedings related to patents is costly and time-consuming regardless of the outcome. An adverse outcome in any litigation could subject the Registrant to significant liabilities to third parties, require disputed rights to be licensed from others, and/or require the Registrant to cease making, using, or selling any products. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on terms acceptable to the Company, if at all.

Public Reaction to Silicone Products: Macroplastique is comprised of heat vulcanized polydimethylsiloxane, which results in a solid, flexible silicone elastomer. In the 1990's the United States breast implant industry became the subject of significant controversies surrounding the possible effects upon the human body of the use of silicone gel in breast implants resulting in a massive flood of product liability litigation, leading to the bankruptcy of several companies, including Uroplasty's former parent, Bioplasty, Inc. (which in turn caused Uroplasty, Inc. to file for bankruptcy in 1993). The Company uses only solid silicone material and not semi-liquid silicone gel (as was used in breast implants) in the Macroplastique product. However, there can be no assurance that the use by the Registrant and others of solid silicone in medical devices implanted in the human body will not result in controversies, litigation, or negative publicity from news media, competitors or legislative and regulatory investigations. Furthermore, there can be no assurance that in the event such negative publicity occurred, that it would not have a significant adverse effect on the Company's future financial position or results of operations.

Third-Party Reimbursement: Any success of the Registrant will depend, in part, upon satisfactory reimbursement for Macroplastique procedures from third party health care payers. In the U.S. and many foreign countries, third-party reimbursement is currently generally available for surgical procedures for urinary incontinence, but there is no uniform policy for such reimbursements. The Company sells Macroplastique to physicians, hospitals and other users which bill various third-party payers, such as government health programs, private health insurance plans, managed care organizations, and other similar programs for the health care products and services provided to their patients. Payers may deny reimbursement if they determine that a product used in a procedure was not used in accordance with established payer protocols regarding cost-efficient treatment methods, was used for an unapproved indication or was not otherwise covered. Third-party payers are increasingly challenging the prices charged for medical products and services and, in some instances, have pressured medical suppliers to lower their prices. The availability of third-party reimbursement for Macroplastique or competitors' products and continuing efforts to reduce the costs of health care by decreasing reimbursement rates may reduce the price received by the Company for Macroplastique or increase the relative expense to the consumer. The Registrant believes a material amount of Macroplastique revenues are received from third party payers; therefore failure to receive sufficient reimbursement from health care payers for procedures using Macroplastique or adverse changes in governmental and third-party payers' policies toward reimbursement for such procedures would materially adversely affect the Registrant's business, financial condition, and results of operations.

Lack of Long-Term Controlled Clinical Studies: Although the Registrant is currently conducting a controlled human clinical trial pursuant to an IDE approved by the FDA and the Company believes Macroplastique is safe when used as recommended, no controlled human clinical studies have yet been completed on this product. Accordingly, no assurance can be given that Macroplastique, even when used as recommended, will have the effect intended or will not have adverse effects over a patient's lifetime. For example, there can be no assurance as to whether or how frequently patients will require additional treatments of Macroplastique and whether any such additional treatments will be effective or will have a negative effect on physician, payer, or patient acceptance.

Raw Material Suppliers: The Registrant currently purchases certain raw materials from single sources. Alternative suppliers for these materials exist should the current suppliers discontinue production or distribution. However, the Company would need to complete additional testing to qualify the materials obtained from any new suppliers. Additionally, limited notice of the need to switch suppliers for any of these materials could result in production delays and inventory depletion, and alternative suppliers could change prices significantly higher than current costs. The Registrant has not experienced any shortage of these materials to date; however, no assurance can be given that shortages of these materials will not be experienced in the future.

Research and Development Expenses and Expected Losses: The Registrant's future success will depend upon, among other factors, its ability to introduce and market Macroplastique on a timely basis in the U.S. and, to that end, the Company has committed the largest portion of the proceeds resulting from its private placement of Common Stock in fiscal 1998. Although the Registrant realized net income during fiscal years 1997 through 1999, the Company incurred a substantial loss in fiscal 2000 and expects to incur a loss in fiscal year 2001 due largely to the significant costs associated with clinical trials and other aspects of the FDA approval process. The development and commercialization by the Registrant of Macroplastique and other products in the U.S. will require substantial additional product development, clinical, regulatory, and other expenditures for the foreseeable future.

Additional Capital Requirements: In the event product sales and/or expenses differ from expected levels, the Registrant may require additional financing to complete the IDE clinical study and pre-market approval application for Macroplastique in the U.S. Further, the Registrant will need additional funds for market introduction of Macroplastique to the U.S. for female SUI, as well as for the development of VUR and male incontinence markets, because separate regulatory approval is needed for each of these indications. There can be no assurance that additional capital will be available to the Registrant when needed or on terms acceptable to the Company.

International Operations and Currency Fluctuations: The Registrant currently sells Macroplastique only outside the U.S. through wholly-owned foreign subsidiaries. Sales and operations outside of the U.S. are subject to certain inherent risks, including, without limitation, fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the import and export of technology, difficulties in staffing and managing international operations, difficulties in obtaining work permits for employees, difficulties in collecting receivables, potentially adverse tax consequences, potential language barriers, and difficulties in operating in a different culture and legal system. There can be no assurance that any of these factors will not have a materially adverse effect on the Registrant's financial condition or results of operations. In particular, because the Company's international sales are denominated primarily in Dutch Guilders or the Euro, currency fluctuations in countries where the Registrant does business may render the Company's products less price competitive than those of competing companies whose sales are denominated in weaker currencies. The Registrant reports its financial results in U.S. dollars, and fluctuations in the value of either the dollar or the currencies in which the Company transacts business can have a negative impact on its financial condition or results of operations. Consequently, the Registrant has exposure to foreign currency exchange risks. The Registrant attempts to lessen that exposure by keeping to a minimum the amount of time that trade payables and receivables are outstanding, and by denominating product sales in a currency which historically has been more stable than other foreign currencies. However, there can be no assurance that historical stability of any currency is any indication of its future stability.

Limited Public Market for Common Stock; Possible Stock Price Volatility:
Announcements of new products and services by the Registrant or its competitors, technological innovations by competitors, disputes regarding patents or other proprietary rights, regulatory developments and economic and other external factors, as well as period-to-period fluctuations in the Company's financial results, could cause the market price of the Registrant's Common Stock to fluctuate significantly. In addition, the stock market in general and, in particular the market prices for medical technology companies, have historically experienced significant volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. Such volatility may adversely affect the market price of the Company's Common Stock.


ITEM 2. DESCRIPTION OF PROPERTY

The Registrant owns office and warehouse space at Hofkamp 2, 6161 DC Geleen, The Netherlands. In addition, the Registrant leases office, warehouse, laboratory and production space at 2718 Summer Street NE, Minneapolis Minnesota 55413-2820, USA; office and warehouse space at Unit 3, Woodside business Park, Whitley Wood Lane, Reading, Berkshire RG2 8LW, United Kingdom; and office, warehouse, laboratory and manufacturing space at Industrieweg 12, 5627 BS Eindhoven, The Netherlands; office space at 5955 Airport Road, Suite 305, L4V 1R9 Mississauga, Ontario, Canada. The Registrant considers its facilities adequate; however, additional office, production, and warehouse space will likely be necessary upon FDA approval and subsequent increases in production, marketing, and sales activities in the U.S.

ITEM 3. LEGAL PROCEEDINGS

On July 21, 1998, the Company announced that the United States Patent and Trademark Office ("USPTO") had informed the Company that the USPTO will, as requested by the Company, initiate an interference proceeding between the Company and Advanced UroScience, Inc. ("AUI"), White Bear Lake, Minnesota, to determine which company was the first to invent pyrolytic carbon-coated micro beads for use in treating urinary incontinence. The USPTO had not, as of June 14, 2000, formally declared the interference proceeding.

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

In addition, during the third quarter of fiscal 1999, the Company commenced a related lawsuit against AUI for misappropriation of trade secrets pertaining to the pyrolytic carbon-coated micro beads. AUI, subsequent to December 31, 1998, brought a counterclaim against the Company with respect to such matter. In October 1999, the Company announced that the U.S. District Court for Minnesota had granted a motion by AUI to dismiss the Company's claims against AUI, which the Company has since appealed.

The U.S. Court of Appeals, Eighth Circuit, has notified the Company that pursuant to the Company's request, the appeal has been transferred to the Federal Circuit, and in May 2000 the Company filed its appeal of the District Court's order granting summary judgment with the U.S. Court of Appeals for the Federal Circuit.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant did not submit any matter to a vote of its security holders during the fourth quarter of its recently completed fiscal year.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of the date hereof, there is only a limited public trading market for the Company's Common Stock.

The following table sets forth the high and low bid prices for the Company's Common Stock, as reported in the NASD'S Bulletin Board system (market symbol UROP.OB) on a quarterly basis, from April 1999 through March 2000, and for the period April 1, 2000 through May 19, 2000. Such quotations represent interdealer prices, without retail markup, mark down or commission, and do not necessarily represent actual transactions.

               Fiscal Quarters                                   Low Bid     High Bid

                First Quarter                                    $2.250      $3.625
                Second Quarter                                    2.500       3.563
                Third Quarter                                     2.000       2.625
                Fourth Quarter                                    2.250       3.313

                April 1, 2000 - May 19, 2000                     $2.625      $2.875

As of May 19, 2000, approximately 630 holders held the Company's Common Stock of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS DISCUSSION OF THE FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS OF THE REGISTRANT SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE WITHIN THIS ANNUAL REPORT, THE MATERIAL CONTAINED IN THE "RISK FACTORS" AND "BUSINESS" SECTIONS OF THIS ANNUAL REPORT, AND THE CAUTIONARY DISCLOSURE ABOUT FORWARD-LOOKING STATEMENTS AT THE FRONT OF PART I OF THIS ANNUAL REPORT.

OVERVIEW

Uroplasty, Inc. develops, manufactures, and/or markets medical products in certain segments of the urology, wound care, and plastic surgery markets. Products sold by the Company are subject to regulation by the U.S. FDA and/or various regulating agencies in countries outside the U.S. Existing sales have been, and future sales growth is expected to be, derived from Macroplastique and related ancillary products designed for use by urologists, gynecologists, and uro-gynecologists for the primary treatment of SUI and for the treatment of VUR (backflow of urine from the bladder to the kidneys). Macroplastique is comprised of soft, irregularly textured, vulcanized, medical grade silicone elastomer implants suspended in a biocompatible carrier solution. When injected via a minimally invasive procedure in the soft tissue of the mid-urethra and bladder neck (in the case of SUI), and at the ureteral orifice (in the case of vesicoureteral reflux), the implants act as a bulking material to restore urinary continence or to eliminate reflux of urine from the bladder to the kidneys.

In addition to the urological applications, the Company's implantable bulking material is also marketed by the Company outside the U.S. for reconstructive and cosmetic plastic surgery applications and vocal cord rehabilitation under the trade name Bioplastique(TM). In The Netherlands and United Kingdom, the Company's direct sales force distributes on behalf of another company certain wound care products in accordance with an executed Distributor Agreement. Under the terms of the Distributor Agreement, the Company is not obligated to purchase any minimum level of wound care products.

The Company's products are currently sold by direct sales forces in the United Kingdom, The Netherlands, and Canada, and by a network of distributors in numerous countries outside the U.S., including Western Europe, Australia, and Central and South America. In September 1999, the Company received unconditional approval from the FDA pursuant to a previously filed IDE Application to initiate human clinical studies in the U.S. for the Company's primary product Macroplastique in the treatment of female SUI. Through various urological investigators in various clinical sites across the U.S., the Company is currently performing the human procedures specified by the study protocol.

The Company's current objectives are to focus on sales and marketing activities designed to increase market penetration and sales of Macroplastique for SUI and VUR applications in countries outside the U.S., and to efficiently and effectively execute the Macroplastique human clinical study for treatment of female SUI within the U.S.

Set forth below is management's discussion and analysis of the financial condition and results of operations for the year ended March 31, 2000 and 1999. See note 7 to the Consolidated Financial Statements for business segment information.

RESULTS OF OPERATIONS

Net Sales: The Macroplastique product line accounts for over 90% of total net sales during the periods presented. In fiscal year ended March 31, 2000, net sales of all products were $5,560,019, representing a $251,432 or 5% increase when compared to net sales of $5,308,587 for fiscal 1999. The sales increase was the result of a 13% increase in units and a modest price increase for the cost of inflation. These increases were partially offset by exchange rate changes (strengthening of the dollar in fiscal 2000 caused foreign sales to be translated into less dollars than they would have been in fiscal 1999) and a change in customer mix. A higher percentage of sales in fiscal 2000 were to distributors at lower unit sales amounts than hospitals and physicians in direct markets.

Management expects that unit sales of Macroplastique will increase in fiscal 2001 as a result of an expanded sales force in existing and new geographical markets and as a result of enhancements to the surgical technique leading to an increased number of implanting doctors and greater penetration of the SUI market. There can be no assurance however, that the Company's efforts to increase sales and market penetration will be successful.

Gross Profit: Gross profit was $3,955,896 and $4,051,530 for the years ended March 31, 2000 and 1999, respectively, or 71% and 76% of net sales. The decrease in gross profit percentage is due to increased manufacturing costs and a higher portion of Macroplastique sales made to distributors at lower sales prices and gross margins when compared to sales made to hospitals and physicians in direct markets. Increased manufacturing costs resulted from the Company's investment in upgraded operational systems made to increase capacities and enhance the Company's ability to meet future sales demands with the same or lower production costs per unit.

General and Administrative Expense: General and administrative ("G&A") expenses increased 20% from $1,246,997 during fiscal 1999 to $1,491,529 during fiscal 2000. The increase in G&A expenses is primarily due to increased costs of professional fees related to the legal proceeding described in Item 3 and increased office and sales support personnel costs.

Research and Development Expense: Research and development ("R&D") expenses increased $447,323, or 36%, from $1,236,855 during fiscal 1999 to $1,684,178 during fiscal 2000. The increase in R&D expense during the year ended March 31, 2000 reflects development costs and testing associated with various product enhancements for the Macroplastique delivery system, which are intended to broaden the base of physicians using Macroplastique to treat female SUI. R&D expense also increased in fiscal 2000 due to various costs associated with FDA and other clinical studies, including additional personnel and a greater portion of existing salaries dedicated to the clinical function.

Management believes that initiation of Macroplastique human clinical studies in the U.S. pursuant to the Company's approved IDE Application will cause R&D expenses to increase further during fiscal 2001. The human clinical study costs are primarily comprised of physician and medical fees relating to the patient procedures and follow-up examinations, in addition to the costs of monitoring the study, maintaining and evaluating the patient treatment, and follow-up examination data.

Selling and Marketing Expenses: Selling and marketing costs increased 43% from $1,445,877 during fiscal 1999 to $2,071,547 during fiscal 2000. The increase in selling and marketing expenses are principally attributable to personnel costs of the expanding sales forces outside the U.S., sales incentive programs, and a greater presence at international and domestic medical conferences intended to increase market awareness of Macroplastique. Because the Company's intention is to continue to expand Macroplastique marketing and distribution activities and to introduce improved delivery instrumentation to make the product available to a larger number of physicians, selling and marketing expenses are expected to continue to increase in fiscal 2001.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, and other non-operating costs when incurred. Other income (expense) was $(82,582) and $125,521 for the years ended March 31, 2000 and 1999, respectively. The majority of the difference was due to exchange gains and losses and a $40,000 gain on liquidation of a subsidiary in fiscal 1999. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. Dollar (the functional reporting currency) and the Dutch Guilder, Canadian Dollar, and British Pound (currencies of the Company's subsidiaries), as well as their effect on the valuation of intercompany obligations between the Registrant and its foreign subsidiaries. These exchange gains and losses do not represent actual cash flow gains and losses until such time as one currency is used to purchase another currency for the payment of a portion of the intercompany obligation. During fiscal 2000, approximately $41,000 of the total exchange loss of $177,326 reflected realized currency transaction losses. During fiscal 1999, the $19,937 exchange loss was comprised of approximately $59,000 of realized currency transaction losses and unrealized losses of approximately $39,000 primarily from revaluation of intercompany obligations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company's cash and cash equivalent balances totaled $1,553,093 and investments in marketable securities totaled an additional $750,000. Marketable securities at March 31, 2000, are comprised of investments in investment-grade commercial paper. The capital resources existing at March 31, 2000 were derived from operations during the fiscal years ended March 31, 1997 and 1998, plus the net proceeds from the Company's sale of approximately
1.7 million shares of Common Stock in June 1998.

At March 31, 2000, the Company had working capital of approximately $3.5 million. During fiscal year 2000, the Company used approximately $1,220,000 of cash from operating activities. The Company expects cash to be used in operations during fiscal 2001 as a result of Macroplastique sales and marketing initiatives and the costs of conducting the Macroplastique human clinical trial in the U.S.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash and marketable securities described above, equipment leasing arrangements, and its accounts receivable and inventory balances at March 31, 2000 of approximately $955,000 and $736,000, respectively.

The Company has operations in the U.S. and internationally. U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions. Furthermore, repatriation of dividends to the U.S. parent may result in additional foreign or U.S. taxes.

Management expects increasing costs associated with the conduct of the U.S. human clinical study for Macroplastique pursuant to the FDA approved IDE, the subsequent PMA submission and review process, and pre-commercialization and market launch costs in the U.S. relating to Macroplastique for female SUI. In the event that anticipated increases in current sales levels are not achieved, additional funds from the sale of the Company's securities or other alternative sources will be necessary. There can be no assurance that such alternative sources of funds will be available to the Company when they are needed or pursuant to terms considered acceptable to the Company at that time. However, Management believes that current resources and the funds generated from sale of the Company's products outside the U.S. will be adequate to meet the Company's cash flow needs through fiscal 2001.

CONVERSION TO EURO CURRENCY

On January 1, 1999 eleven of the fifteen member countries of the European Union (the "participating countries") adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The euro trades on currency exchanges and is available for non-cash transactions. The participating countries will issue sovereign debt exclusively in euro, and will redenominate outstanding sovereign debt in euro.

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

In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Aspects of SAB 101 relevant to the Company primarily concern the timing of the recognition of revenue and certain expenses related to arrangements that involve the receipt of nonrefundable, up-front fees. SAB 101 requires that in particular situations the nonrefundable fees and certain associated costs be recognized over the contractual term or average life of the underlying arrangement. SAB 101 will be effective for the Company's fiscal year ending March 31, 2001.

In March 2000 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation". FIN No. 44 provides guidance only for certain issues that arose in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company plans to adopt the provisions of this interpretation in Fiscal 2001.


ITEM 7. FINANCIAL STATEMENTS

The information contained under the headings "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Shareholders' Equity and Comprehensive Loss", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Independent Auditors' Report" is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant's Directors and Executive Officers as of March 31, 2000 were as follows:

        NAME                  AGE                  POSITION                      DIRECTOR SINCE           TERM EXPIRES
Daniel G. Holman              54            Chairman, President, CEO                  1994                    2000

Joel R. Pitlor                61            Director                                  1994                    2001

R. Patrick Maxwell            55            Director                                  1994                    2002

Alex Gerwer                   45            Director                                  1998                    2000

Christopher Harris            41            Vice President of Corporate Development

Larry Heinemann               47            Vice President of Sales & Marketing

Susan Hartjes Holman          46            Vice President of Operations & Regulatory Affairs

Arie J. Koole                 36            Controller

Donald A. Major               38            Chief Financial Officer, Secretary



All directors are members of the Nominating Committee; all directors except Mr. Holman are members of the Compensation Committee; and Mr. Maxwell and Mr. Pitlor are members of the Audit Committee.

The Registrant has entered into Employment Agreements with Mr. Holman, Mr. Major, Ms. Holman, Mr. Heinemann, and Mr. Harris, the terms of which, among other things, specify a base salary subject to annual adjustment by mutual agreement of the Company and the Employee, and a severance payment to the employee upon employment termination without cause. Any severance amounts payable under the Agreement shall be limited to the Employee's base salary for not less than four months and not longer than twelve months after employment termination, depending on the Employee's years of service. Contemporaneously with the execution of the Employment Agreement, each of the officers executed an Employee Confidentiality, Inventions, Non-Solicitation, and Non-Compete Agreement, certain terms of which specify the Employee shall not disclose confidential information, shall assign to the Company without charge all intellectual property relating to the Company's business which is created or conceived during the term of employment, shall not encourage Employees to leave the employment of the Company for any reason and shall not compete with the Company during the term of employment and for a period of eighteen months thereafter. Also in connection with the execution of these Agreements, the officers were granted varying amounts of stock options to purchase the Company's Common Stock at the fair market value at date of grant of $2.50 per share. In all cases the options are exercisable for five years or until one year after employment termination (subject to certain termination provisions), whichever date is earlier, and vest in three equal amounts on each one year anniversary date subsequent to the option grant date.

The following paragraphs describe the business experience of each of the Registrant's directors and officers.

Daniel G. Holman: Mr. Holman has served as Chairman of the Board, President and Chief Executive Officer of Uroplasty, Inc. since February 1994, and as Chief Financial Officer from June 1996 to November 1999. He was Executive Vice President of Bioplasty, Inc. from 1973 to 1985, its President from 1985 to 1987, and Secretary from 1986 to March 1992. Mr. Holman has been Chairman of the Board of Bioplasty, Inc. since March 1992, and President and CEO since February 22, 1993. He served as Chairman of the Board and Chief Executive Officer of Bio-Vascular, Inc. from June 1988, to September 1991, served as a director of Genetic Laboratories Wound Care, Inc. from February 1988 until July 1993, and as Vice President from February 1988 through November 1992. Mr. Holman holds a Bachelor of Arts degree in Biology from St. Cloud State University.

Joel R. Pitlor: Mr. Pitlor has been a director since February 1994. He served as a director of Bioplasty from January 1989 until May 1996. For over sixteen years, he has been the owner and manager of a management consulting firm. Mr. Pitlor is presently a Director of Precision Optics Corporation, which is publicly held. Mr. Pitlor holds a Bachelor of Science degree from MIT and serves as Personal Advisor to several CEOs.

R. Patrick Maxwell: Mr. Maxwell was appointed a Director of Uroplasty in April 1994 and elected by shareholders in August 1997. He has been an attorney since 1969. Mr. Maxwell holds and has held management positions in numerous other businesses (primarily temporary placement services, telemarketing and legal expense insurance).

Alex Gerwer: Mr. Gerwer was elected a Director of Uroplasty in August 1998. He has been a Principal and Consultant for AKN in San Diego, California, a management consulting firm to medical companies since 1990. From 1988 to 1990, he was the Manager of New Business Development for Nihon Kohden America, a medical electronics company in Irvine, California. Mr. Gerwer was a research Scientist for Diatek, Inc. in San Diego, California from 1986 to 1988. Mr. Gerwer received a B.S. in Chemistry and Physics from the University of Michigan, and a Master of Science in Chemical Physics from the California Institute of Technology.

Christopher Harris: Mr. Harris joined Bioplasty in October 1989 as Area Sales Manager in the United Kingdom. Since September 1994, he has been the Managing Director of the Registrant's subsidiary in the United Kingdom. In February 1996, Mr. Harris was appointed as Director of Corporate Development and in January 1997 he was appointed Vice President of Corporate Development. Mr. Harris, a certified nurse in the United Kingdom, practiced general surgery nursing for two years and operating room nursing for nine years prior to 1989.

Larry Heinemann: Mr. Heinemann joined Uroplasty in September 1998 as Director of Sales for North and South America. In July 1999 he was promoted to Vice President of Sales and Marketing for Uroplasty, Inc. Prior to joining Uroplasty, Inc., Mr. Heinemann worked for two divisions of C. R. Bard, Inc. From January 1996 to September 1998, he was employed by the Bard Medical Division in the positions of Territory Manager and Sales Training. From May 1987 to January 1996, Mr. Heinemann was employed by the Bard Urological Division in various positions of Sales Consulting and Training Management. Prior to that time, Mr. Heinemann was employed by surgical device divisions of Squibb and Sterling Drug in various sales management positions. Mr. Heinemann holds a Bachelor of Science Degree from the School of Business of Eastern Illinois University and majored in Marketing and Personnel Management. He is a member of SUNA (Society of Urological Nursing Association), and has been serving on the Board as an Industry Liaison for the Upper Midwest Chapter since 1991.

Susan Hartjes Holman: Ms. Holman joined Bioplasty, Inc. in September 1991 as Director of Operations and served as Vice President of Operations and Regulatory Affairs from April 1993 until May 1996. In November 1994 she was appointed Vice-President of Operations and Regulatory Affairs for Uroplasty, Inc. and was elected Secretary in September 1996. Prior to 1991, Mrs. Holman was Director of Operations at Bio-Vascular, Inc. in St. Paul, Minnesota from November 1989 to September 1991. Prior to that time, she served at various other pharmaceutical and medical device companies in management-oriented positions in manufacturing, quality assurance, and research. Ms. Holman has Bachelor of Arts degrees in Biology-Microbiology and Biomedical Science from St. Cloud State University, and has done graduate work in the biological sciences. Mrs. Holman is a senior member and a Certified Quality Auditor of the American Society for Quality and served several years on its Executive Committee and is a member of the American Society of Microbiology, and the Henrici Society for Microbiologists. She has served on several national and international standards committees.

Arie Koole: Mr. Koole joined Bioplasty in May 1993 as Financial Manager in The Netherlands. Since January 2000 he has been the Managing Director of the Registrant's subsidiaries in The Netherlands. In June 1996, Mr. Koole was appointed as Director of Finance and in January 2000, Mr. Koole was appointed as Controller. From 1987 to 1993, Mr. Koole was a financial auditor with the international accounting firm Deloitte & Touche in The Netherlands. Mr. Koole has a bachelor degree in Business Economics.

Donald A. Major: Mr. Major joined Uroplasty, Inc. in November 1999 as Chief Financial Officer and Secretary, and from January 1991 until May 1996, he served in various officer positions with Bioplasty, Inc. and Uroplasty, Inc., the latest of which was Vice President of Finance, Chief Financial Officer and Secretary of Uroplasty, Inc. From May 1996 until November 1999, Mr. Major was Chief Financial Officer of Advanced Bio-Surfaces, Inc., a Minneapolis, Minnesota start-up company engaged in the development of an in-situ cured and arthroscopically delivered polymer material for the resurfacing of worn joints due to osteoarthritis. Prior to joining Bioplasty, Inc. in 1991, Mr. Major was an Audit Manager with Grant Thornton, an international accounting and management consulting firm. Mr. Major holds a Bachelor of Arts Degree in Accounting from the College of Business at Michigan State University, is a Certified Public Accountant, and a member of the American Institute of CPAs and the Minnesota Society of CPAs.

Mr. Holman and Ms. Holman became husband and wife in June 1999.


ITEM 10. EXECUTIVE COMPENSATION

The information contained under the heading "Executive Compensation" in the Proxy Statement is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading "Principal Shareholders" in the Proxy Statement is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading "Certain Transactions" in the Proxy Statement is incorporated herein by reference.


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

       10.2                         Purchase and Sale Agreement dated December 1, 1995 by and among Bio-Vascular,
                                    Inc., Bioplasty, Inc., and Uroplasty, Inc. (Filed as Exhibit 6.2 to Form 10SB)

       10.3                         License Agreement dated December 1, 1995 by and between Bio-Vascular, Inc. and
                                    Uroplasty, Inc. (Filed as Exhibit 6.3 to Form 10SB)


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

       10.8                         Executory Contract Assumption Stipulation dated December 28, 1993 by and between Bioplasty, Inc., Uroplasty, Inc., and Collagen Corporation (Filed as
                                    Exhibit 6.8 to Form 10SB)

       10.9                         Settlement and License Agreement dated July 23, 1992 by and between Collagen
                                    Corporation, Bioplasty, Inc., and Uroplasty, Inc. (Filed as Exhibit 6.9 to
                                    Form 10SB)


(b)  The following exhibits are filed as part of this report:


       10.10                        Employment Agreement between Uroplasty, Inc. and Daniel G. Holman dated
                                    December 7, 1999.

       10.11                        Employment Agreement between Uroplasty, Inc. and Christopher Harris dated
                                    December 7, 1999.

       10.12                        Employment Agreement between Uroplasty, Inc. and Donald A. Major dated
                                    December 7, 1999.

       10.13                        Employment Agreement between Uroplasty, Inc. and Susan Holman dated December
                                    7, 1999.

       10.14                        Employment Agreement between Uroplasty, Inc. and Larry Heinemann dated
                                    December 7, 1999.

       10.15                        Uroplasty, Inc. 1997 Stock Option Plan as Amended July 29, 1999 and December
                                    7, 1999.

       10.16                        Uroplasty, Inc. 1995 Stock Option Plan as Amended December 7, 1999.

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


                                        UROPLASTY, INC.

Dated: June 21, 2000                    By: /s/ DONALD A. MAJOR
                                            --------------------
                                        Donald A. Major
                                        Chief Financial Officer and Secretary

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                                Title/Capacity                                 Date

/s/ DANIEL G. HOLMAN                        President, Chief Executive Officer                 June 21, 2000
--------------------                        Director (Principal Executive Officer)
Daniel G. Holman

/s/ DONALD A. MAJOR                         Chief Financial Officer                            June 21, 2000
-------------------                         (Principal Financial Officer)
Donald A. Major

/s/ ARIE J. KOOLE                           Controller                                         June 21, 2000
-----------------                           (Principal Accounting Officer)
Arie J. Koole

/s/ JOEL R. PITLOR                          Director                                           June 21, 2000
------------------
Joel R. Pitlor

/s/ R. PATRICK MAXWELL                      Director                                           June 21, 2000
----------------------
R. Patrick Maxwell

/s/ ALEX GERWER                             Director                                           June 21, 2000
---------------
Alex Gerwer
