Form 10QSB
period 2000-06-30
UROPLASTY INC
filed 2000-08-07
CIK 890846

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


                        Commission file number 000-20989


                                 UROPLASTY, INC.


      MINNESOTA, U.S.A.                               41-1719250
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

                              2718 SUMMER STREET NE
                        MINNEAPOLIS, MINNESOTA 55413-2820
                    (Address of principal executive offices)

                                 (612) 378-1180
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 YES [X]        NO [ ]

The number of shares outstanding of the issuer's only class of common stock on July 19, 2000 was 5,985,271

Transitional Small Business Disclosure Format:

                                 YES [ ]        NO [X]


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                        UROPLASTY, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                     June 30, 2000               March 31, 2000
                                                                 ------------------            -----------------
ASSETS
Current Assets
   Cash and cash equivalents                                        $    2,020,797               $    1,553,093
   Marketable securities                                                         0                      750,000
   Accounts receivable, net                                              1,012,033                      954,525
   Inventories                                                             841,658                      735,630
   Other                                                                   242,210                      400,283
                                                                    --------------               --------------

Total Current Assets                                                     4,116,698                    4,393,531
                                                                    --------------               --------------

Property, plant and equipment, net                                       1,056,436                    1,097,118
Intangible assets, net                                                     119,847                      108,892
                                                                    --------------               --------------

TOTAL ASSETS                                                        $    5,292,981               $    5,599,541
                                                                    ==============               ==============



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                 $     266,071                $     348,176
   Accrued liabilities                                                    404,523                      428,151
   Current maturities - long-term debt                                     49,445                       49,390
                                                                    -------------                -------------

Total Current Liabilities                                                 720,039                      825,717

Long-term debt - less current maturities                                  514,572                      528,808
                                                                    -------------                -------------

Total Liabilities                                                       1,234,611                    1,354,525
                                                                    -------------                -------------

Shareholders' Equity
   Common stock $.01 par value; authorized 20,000,000
     shares issued and outstanding - 5,985,271 and 5,975,271
     shares at June 30 and March 31, 2000, respectively                    59,853                       59,753
   Additional paid-in capital                                           5,814,877                    5,809,977
   Retained earnings (accumulated deficit)                             (1,449,495)                  (1,273,557)
   Accumulated other comprehensive loss                                  (366,865)                    (351,157)
                                                                    -------------                -------------

Total Shareholders' Equity                                              4,058,370                    4,245,016
                                                                    -------------                -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   5,292,981                $   5,599,541
                                                                    =============                =============


See accompanying notes to the interim consolidated financial statements.

                        UROPLASTY, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                           2000                               1999
                                                      -----------                         -----------

Net sales                                             $ 1,479,043                         $ 1,470,055
Cost of goods sold                                        298,341                             442,034
                                                      -----------                         -----------

Gross profit                                            1,180,702                           1,028,021

Operating expenses:
   General and administrative                             329,089                             324,927
   Research and development                               482,086                             286,142
   Selling and marketing                                  542,189                             541,622
                                                      -----------                         -----------

                                                        1,353,364                           1,152,691
                                                      -----------                         -----------

Operating loss                                           (172,662)                           (124,670)

Other expense, net                                         (3,276)                            (26,205)
                                                      -----------                         -----------

Net loss before income taxes                             (175,938)                           (150,875)

Income tax expense                                              0                               3,366
                                                      -----------                         -----------

Net loss                                              $  (175,938)                        $  (154,241)
                                                      ===========                         ===========


Net loss per common share                             $     (0.03)                        $     (0.03)
Net loss per common share
   assuming dilution                                  $     (0.03)                        $     (0.03)

Weighted average common and potential common shares
 outstanding:
     Basic                                              5,981,040                           5,923,371
     Diluted                                            5,981,040                           5,923,371


See accompanying notes to the interim consolidated financial statements.

                        UROPLASTY, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                              2000                           1999
                                                        ----------------               ----------------
Cash flows from operating activities:
   Net loss                                                 $  (175,938)                  $  (154,241)
   Adjustments to reconcile net loss
   to net cash used in operations:
     Depreciation and amortization                               50,429                        44,905
     Amortization of premium and discounts
     marketable securities, net                                       0                         6,042
     Changes in operating assets and liabilities:
       Accounts receivable                                      (57,508)                       64,531
       Inventories                                             (106,028)                       48,765
       Prepaid expenses and other current assets                158,073                       (23,957)
       Accounts payable                                         (82,105)                       11,929
       Accrued liabilities                                      (23,628)                     (182,842)
                                                            -----------                   -----------

Net cash used in operating activities                          (236,705)                     (184,868)
                                                            -----------                   -----------

Cash flows from investing activities:
   Payments for property, plant and equipment                    (9,369)                      (66,559)
   Proceeds from sale of property, plant
   and equipment                                                      0                        10,440
   Payments relating to intangible assets                       (17,750)                       (2,677)
   Sale of marketable securities                                750,000                       750,000
                                                            -----------                   -----------

Net cash provided by investing activities                       722,881                       691,204
                                                            -----------                   -----------

Cash flows from financing activities:
   Repayment of long-term obligations                           (12,063)                      (12,640)
   Proceeds from issuance of notes payable                            0                        12,002
   Net proceeds from issuance of stock                            5,000                             0
                                                            -----------                   -----------

Net cash used in financing activities                            (7,063)                         (638)
                                                            -----------                   -----------

Effect of exchange rates on cash and
cash equivalents                                                (11,409)                      (64,524)
                                                            -----------                   -----------

Net increase in cash and cash equivalents                       467,704                       441,174

Cash and cash equivalents at beginning of period              1,553,093                     1,588,984
                                                            -----------                   -----------

Cash and cash equivalents at end of period                  $ 2,020,797                   $ 2,030,158
                                                            ===========                   ===========

Supplemental disclosure of Cash Flow information:
   Cash paid during the period for interest                 $     7,551                   $     6,988
   Cash paid during the period for income taxes                       0                        13,263



See accompanying notes to the interim consolidated financial statements.

                        UROPLASTY, INC. and Subsidiaries


             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The financial statements included in this Form 10-QSB have been prepared by Uroplasty, Inc. ("the Registrant" or "the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

     The financial statements presented herein as of June 30, 2000 and for the three months ended June 30, 2000 and 1999 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.


2.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

                                                              June 30, 2000         March 31, 2000
                                                              -------------         --------------
                           Raw materials                      $     133,007          $    127,169
                           Work-in-process                          424,175               392,341
                           Finished goods                           284,476               216,120
                                                              -------------          ------------

                                                              $     841,658          $    735,630
                                                              =============          ============


3.   Comprehensive loss

     Comprehensive loss consists of net loss, net unrealized gains (losses) on marketable securities, and the translation adjustment. For the three months ended June 30, 2000 and 1999 total comprehensive loss is comprised of the following:

                                                                        2000                    1999
                                                                  ----------------        ----------------

              Net loss                                            $      (175,938)        $      (154,241)
              Items of other comprehensive loss:
                Unrealized loss on marketable
                   securities                                                   0                    (333)
                Translation adjustment                                    (15,708)                (91,391)
                                                                  ---------------         ---------------

              Total comprehensive loss                            $      (191,646)        $      (245,965)
                                                                  ===============         ===============


4.   Reconciliation of earnings and share amounts used in EPS calculation

     Basic earnings (loss) per common share is calculated by dividing net income
     (loss) by the weighted-average common shares outstanding during the period. Diluted earnings per common share for the three months ended June 30, 2000 and 1999 was calculated using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive potential common shares.


                                                                  Basic loss                        Diluted loss
                                                                  per share        Effect of         per share
                                                                 to common         dilutive         to common
                                                                shareholders       securities       shareholders
                                                                -------------------------------------------------

     For the three months ended:

         June 30, 2000
              Net loss                                          $   (175,938)             -         $  (175,938)
              Shares                                               5,981,040              -           5,981,040
                                                                ------------                        -----------
              Per share amount                                  $      (0.03)             -         $     (0.03)

         June 30, 1999
              Net loss                                          $   (154,241)             -         $  (154,241)
              Shares                                               5,923,371              -           5,923,371
                                                                ------------                        -----------
              Per share amount                                  $      (0.03)             -         $     (0.03)


5.   Legal Proceedings

     In Item 1 of Part II of this filing the legal proceedings of the Company are listed. The Company has not accrued for potential losses on these cases as the likelihood of a loss is not probable and the amount in the event of a loss cannot be reasonably estimated.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In this filing, the following section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. Various factors and risks (not all of which are identifiable at this time) could cause the Company's results, performance, or achievements to differ materially from that contained in the Company's forward-looking statements, and investors are cautioned that any forward-looking statement contained herein or elsewhere is qualified by and subject to the warnings and cautionary statements contained above and in the Company's other filings with the Securities and Exchange Commission.

The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


OVERVIEW

Uroplasty, Inc. develops, manufactures, and/or markets medical products in certain segments of the urology, wound care, and plastic surgery markets. Products sold by the Company are subject to regulation by the U.S. Food & Drug Administration ("FDA") and/or various regulating agencies in countries outside the U.S. Existing sales have been, and future sales growth is expected to be, derived from Macroplastique(R) and related ancillary products designed for use by urologists, urogynecologists, and gynecologists for the treatment of certain types of stress urinary incontinence ("SUI"), for vesicoureteral reflux ("VUR"), a condition occuring mostly in children in which urine flows backward from the bladder to the kidneys, and for incontinence in men after prostate surgery.

Macroplastique is a soft tissue bulking agent comprised of heat vulcanized, highly textured, solid, soft, irregularly shaped polydimethylsiloxane (solid silicone) implants suspended in a biocompatible carrier solution. Based on the clinical experience outside the United States, Macroplastique does not cause chronic inflammation and is not resorbed by the body. The actual implantation of Macroplastique is minimally invasive and can be accomplished in less than 30 minutes in an inpatient or outpatient setting. The Macroplastique procedure is designed to restore the patient to normal urinary continence, or to correct VUR, almost immediately following the minimally invasive procedure.

The Registrant markets Macroplastique on the basis that its use can lead to lower surgical risk, shorter recovery time, and less expense than more invasive alternatives. The Registrant believes the advantages of Macroplastique are its biocompatibility, cost effectiveness, and successful use in over 20,000 patients overseas since 1991.

In addition to the urological applications, the Company's soft tissue bulking agent is also marketed by the Company outside the U.S. for reconstructive and cosmetic plastic surgery applications and vocal cord rehabilitation under the trade name Bioplastique(TM). In The Netherlands and United Kingdom, the Company's direct sales force distributes on behalf of another company certain wound care products in accordance with an executed Distributor Agreement. Under the terms of the Distributor Agreement, the Company is not obligated to purchase any minimum level of wound care products.

The Company's products are currently sold by direct sales forces in the United Kingdom, The Netherlands, and Canada, and by a network of distributors in numerous countries outside the U.S., including Western Europe, Australia, and Central and South America. In September 1999, the Company received unconditional approval from the FDA pursuant to a previously filed IDE Application to initiate human clinical studies in the U.S. for the Company's primary product Macroplastique in the treatment of female SUI. Through various urological investigators in various clinical sites across the U.S., the human clinical procedures specified by the study protocol are currently being performed.

The Company's current objectives include focusing on sales and marketing activities designed to increase market penetration and sales of Macroplastique for SUI and VUR applications in countries outside the U.S., and to efficiently and effectively execute the Macroplastique human clinical study for treatment of female SUI within the U.S.

The Company is also continuing its evaluation and pursuit of corporate partnering and/or complimentary product line opportunities which would be beneficial to the commercialization of Macroplastique and its related products in the United States pursuant to their approval by the FDA sometime in the future. Management believes that partnering Macroplastique for female SUI with a distribution network already established in the urology and gynecology markets in the U.S. could be an efficient way to obtain widespread acceptance and use of the product upon its approval by the FDA.

Set forth below is management's discussion and analysis of the financial condition and results of operations for the three month period ended June 30, 2000 and 1999.


RESULTS OF OPERATIONS

Net Sales: The Macroplastique product line accounts for over 92% of total net sales during the periods presented. Unit sales of Macroplastique increased 12% during the quarter ended June 30, 2000 compared to the three month period ended June 30, 1999, while unit sales of both Macroplastique and Bioplastique increased 16% during the same periods. However, changes in the mix of sales to direct customers versus distributors and changes in foreign currency exchange rates had decreasing affects on sales denominated in U.S. dollars. In the quarter ended June 30, 2000, total net sales of all products were $1,479,043, representing an $8,988, or approximately 1%, increase when compared to net sales of $1,470,055 for the quarter ended June 30, 1999.

Unit sales of Macroplastique during the quarter ended June 30, 2000 includes the sales of the Macroplastique Implantation System ("MIS"). The MIS includes the disposable Macroplastique Implantation Device for guiding and delivering Macroplastique without the use of an endoscope in the treatment of female SUI. Management expects the MIS will continue to make Macroplastique usable by an expanding base of urologists, uro-gynecologists, and gynecologists treating a growing portion of SUI patients. There can be no assurance however, that the Company's efforts to increase sales and market penetration through the use of the MIS will continue to be successful.

Gross Profit: Gross profit was $1,180,702 and $1,028,021 for the quarters ended June 30, 2000 and 1999, respectively, or 80% and 70% of net sales. During the quarter ended June 30, 2000, utilization of manufacturing facilities and manufacturing related personnel was greater than that experienced during the quarter ended June 30, 1999. Consequently, fixed manufacturing expenses were more fully absorbed in inventory and had an increasing effect on the gross profit margin during the quarter ended June 30, 2000. Manufacturing efficiencies have also allowed for dedication of human resources to the increasing clinical and regulatory functions, which further increased the gross profit margin during the quarter ended June 30, 2000.

General and Administrative Expense: General and administrative ("G&A") expenses increased 1% from $324,927 during quarter ended June 30, 1999 to $329,089 during quarter ended June 30, 2000.

Research and Development Expense: Research and development ("R&D") expenses increased $195,944, or 68%, from $286,142 during the first quarter of fiscal 2000 to $482,086 during the first quarter fiscal 2001. The increase in R&D expense during the quarter ended June 30, 2000 reflects the various costs associated with FDA and other clinical studies, including additional personnel and a greater portion of existing salaries dedicated to these expanding clinical functions.

Management believes that initiation of Macroplastique human clinical studies in the U.S. pursuant to the Company's approved IDE Application will cause R&D expenses to increase further throughout fiscal 2001. The human clinical study costs are primarily comprised of physician and medical fees relating to the patient procedures and follow-up examinations, in addition to the costs of monitoring the study, maintaining and evaluating the patient treatment, and follow-up examination data.

Selling and Marketing Expense: Selling and marketing costs remained at the same level, approximately $542,000 during the first quarters of fiscal 2001 and fiscal 2000.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, and other non-operating costs when incurred. Other income (expense) was $(3,276) and $(26,205) for the quarter ended June 30, 2000 and 1999, respectively. The net interest income decreased from $28,100 during the first quarter fiscal 2000 to $13,989 during the same quarter fiscal 2001. The exchange loss decreased from $54,305 during the first quarter ended June 30, 1999 to $17,265 during the first quarter ended June 30, 2000. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. Dollar (the functional reporting currency) and the Dutch Guilder, Canadian Dollar, and British Pound (currencies of the Company's subsidiaries), as well as their effect on the valuation of intercompany obligations between the Registrant and its foreign subsidiaries. These exchange gains and losses do not represent actual cash flow gains and losses until such time as one currency is used to purchase another currency for the payment of a portion of the intercompany obligation.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company's cash and cash equivalent balances totaled $2,020,797. The capital resources existing at March 31, 2000 were derived from operations during the fiscal years ended March 31, 1997 and 1998, plus the net proceeds from the Company's sale of approximately 1.7 million shares of Common Stock in June 1998.

At June 30, 2000, the Company had working capital of approximately $3.4 million. During the first quarter of fiscal year 2001, the Company used $236,705 of cash from operating activities. The Company expects cash to be used in operations during the remainder of fiscal 2001 as a result of Macroplastique sales and marketing initiatives and the costs of conducting the Macroplastique human clinical trial in the U.S.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash and marketable securities described above, equipment leasing arrangements, and its accounts receivable and inventory balances at June 30, 2000 of approximately $1,012,000 and $842,000, respectively.

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

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Except for the following, none of the items contained in PART II of Form 10-QSB are applicable to the Company for the three months ended June 30, 2000.

ITEM 1.  LEGAL PROCEEDINGS

On July 21, 1998, the Company announced that the United States Patent and Trademark Office ("USPTO") had informed the Company that the USPTO will, as requested by the Company, initiate an interference proceeding between the Company and Advanced UroScience, Inc. ("AUI"), White Bear Lake, Minnesota, to determine which company was the first to invent carbon-coated micro beads for use in treating urinary incontinence. The USPTO had not, as of the date of this filing, formally declared the interference proceeding.

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

As of the date of the preparation of this filing, the U.S. Court of Appeals, Eighth Circuit, has notified the Company that pursuant to the Company's request, the appeal has been transferred to the Federal Circuit. The Company and AUI have each filed documents relating to the appeal and are currently awaiting the Federal Circuit Court's ruling on the appeal. The Company's appeal requests that the Federal Circuit Court vacate the U.S. District Courts dismissal of the case and remand it to state court, or, in the alternative, to reverse the District Court's judgment and remand the case for trial.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 11, 2000, the Company mailed to its shareholders, and filed with the Securities & Exchange Commission, it's Proxy Statement and Annual Report pursuant to Section 14(a) of the Securities Exchange Act of 1934 relating to it's annual meeting of shareholders scheduled for August 10, 2000.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UROPLASTY, INC.

Date:  August 7, 2000      By: /s/ DONALD A. MAJOR
                              --------------------
                           Donald A. Major
                           Chief Financial Officer (Principal Financial Officer)

Date:  August 7, 2000      By: /s/ ARIE J. KOOLE
                              ------------------
                           Arie J. Koole
                           Controller (Principal Accounting Officer)