Form 10QSB
period 2000-09-30
UROPLASTY INC
filed 2000-11-09
CIK 890846

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


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

                             YES [X]        NO [ ]

The number of shares outstanding of the issuer's only class of common stock on October 20, 2000 was 5,985,271

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

ITEM 1.  FINANCIAL STATEMENTS

                        UROPLASTY, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                  September 30, 2000             March 31, 2000
                                                                 -------------------         ---------------------

ASSETS
Current Assets
   Cash and cash equivalents                                        $    1,501,002               $    1,553,093
   Marketable securities                                                         0                      750,000
   Accounts receivable, net                                                810,449                      954,525
   Inventories                                                             980,969                      735,630
   Other                                                                   304,137                      400,283
                                                                    --------------               --------------

Total Current Assets                                                     3,596,557                    4,393,531
                                                                    --------------               --------------

Property, plant and equipment, net                                         971,308                    1,097,118
Intangible assets, net                                                     113,627                      108,892
                                                                    --------------               --------------

TOTAL ASSETS                                                        $    4,681,492               $    5,599,541
                                                                    ==============               ==============



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                 $     475,362                $     348,176
   Accrued liabilities                                                    285,723                      428,151
   Current maturities - long-term debt                                     46,435                       49,390
                                                                    -------------                -------------

Total Current Liabilities                                                 807,520                      825,717

Long-term debt - less current maturities                                  465,512                      528,808
                                                                    -------------                -------------

Total Liabilities                                                       1,273,032                    1,354,525
                                                                    -------------                -------------

Shareholders' Equity
   Common stock $.01 par value; authorized 20,000,000 shares
     issued and outstanding - 5,985,271 and 5,975,271 shares
     at September 30 and March 31, 2000, respectively                      59,853                       59,753
   Additional paid-in capital                                           5,819,933                    5,809,977
   Accumulated deficit                                                 (2,057,367)                  (1,273,557)
   Accumulated other comprehensive loss                                  (413,959)                    (351,157)
                                                                    -------------                -------------

Total Shareholders' Equity                                              3,408,460                    4,245,016
                                                                    -------------                -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   4,681,492                $   5,599,541
                                                                    =============                =============


See accompanying notes to the interim consolidated financial statements.

                        UROPLASTY, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                          Three Months Ended                Six Months Ended
                                                             September 30,                    September 30,
                                                          2000           1999              2000           1999
                                                     -------------   -------------    -------------   -------------

Net sales                                            $   1,211,267   $   1,100,783    $   2,690,310  $    2,570,838
Cost of goods sold                                         218,692         403,248          517,033         845,282
                                                     -------------   -------------    -------------  --------------

Gross profit                                               992,575         697,535        2,173,277       1,725,556

Operating expenses:
   General and administrative                              361,814         323,264          690,903         648,191
   Research and development                                555,325         369,597        1,037,411         655,739
   Selling and marketing                                   465,400         426,594        1,007,589         968,216
                                                     -------------   -------------    -------------   -------------

                                                         1,382,539       1,119,455        2,735,903       2,272,146
                                                     -------------   -------------    -------------   -------------

Operating loss                                            (389,964)       (421,920)        (562,626)       (546,590)

Other income (expense), net
                                                     -
   Foreign currency exchange gain (loss)                  (226,636)         46,070         (243,901)        (8,235)
   Other, net                                                8,728          26,117           22,717          54,217
                                                     -------------   -------------    -------------   -------------

Net loss before income taxes                              (607,872)       (349,733)        (783,810)       (500,608)

Income tax expense                                               0          (2,052)               0           1,314
                                                     -------------   --------------   -------------   -------------

Net loss                                             $    (607,872)  $    (347,681)   $   (783,810)   $    (501,922)
                                                     =============   =============    =============   ==============


Net loss per common share                            $      (0.10)   $      (0.06)    $      (0.13)  $       (0.08)
Net loss per common share
   assuming dilution                                 $      (0.10)   $      (0.06)    $      (0.13)  $       (0.08)

Weighted average common and potential common
   shares outstanding:
     Basic                                               5,985,271      5,923,371         5,983,167       5,923,371
     Diluted                                             5,985,271      5,923,371         5,983,167       5,923,371


See accompanying notes to the interim consolidated financial statements.

                        UROPLASTY, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Six Months Ended September 30, 2000 and 1999
                                   (Unaudited)



                                                              2000                           1999
                                                        ----------------               ----------------
Cash flows from operating activities:
   Net loss                                             $      (783,810)               $      (501,922)
   Adjustments to reconcile net loss
   to net cash used in operations:
     Depreciation and amortization                               75,732                        110,812
     Amortization of premium and discounts
       marketable securities, net                                     0                         12,084
   Stock-based consulting expense                                 5,056                              0
     Changes in operating assets and liabilities:
       Accounts receivable                                      144,076                         98,577
       Inventories                                             (245,339)                       (64,057)
       Prepaid expenses and other current assets                 96,146                       14,739
       Accounts payable                                         127,186                         38,345
       Accrued liabilities                                     (142,428)                      (171,999)
                                                        ---------------                ---------------

Net cash used in operating activities                          (723,381)                      (463,421)
                                                        ---------------                ---------------

Cash flows from investing activities:
   Payments for property, plant and equipment                   (35,016)                      (126,803)
   Proceeds from sale of property, plant
     and equipment                                                    0                         10,440
   Payments relating to intangible assets                       (18,362)                        (6,054)
   Sale of marketable securities                                750,000                      1,500,000
                                                        ---------------                ---------------

Net cash provided by investing activities                       696,622                      1,377,583
                                                        ---------------                ---------------

Cash flows from financing activities:
   Repayment of long-term obligations                           (21,160)                       (24,878)
   Proceeds from issuance of notes payable                            0                         23,923
   Net proceeds from issuance of stock                            5,000                              0
                                                        ---------------                ---------------

Net cash used in financing activities                           (16,160)                          (955)
                                                        ---------------                ---------------

Effect of exchange rate changes on cash
  and cash equivalents                                           (9,172)                       (16,012)
                                                        ---------------                ---------------

Net increase (decrease) in cash and cash
  equivalents                                                   (52,091)                       897,195

Cash and cash equivalents at beginning of period              1,553,093                      1,588,984
                                                        ---------------                ---------------

Cash and cash equivalents at end of period              $     1,501,002                $     2,486,179
                                                        ===============                ===============

Supplemental disclosure of Cash Flow information:
   Cash paid during the period for interest             $        15,129                $        14,944
   Cash paid during the period for income taxes                       0                         28,578


See accompanying notes to the interim consolidated financial statements.

                        UROPLASTY, INC. and Subsidiaries


             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The consolidated financial statements included in this Form 10-QSB have been prepared by Uroplasty, Inc. ("the Registrant" or "the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The consolidated results of operations for any interim period are not necessarily indicative of results for a full year. These consolidated statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

     The consolidated financial statements presented herein as of September 30, 2000 and for the three and six month periods ended September 30, 2000 and 1999 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows for the interim periods.


2.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

                                          September 30, 2000      March 31, 2000
                                          ------------------      --------------
         Raw materials                      $     144,029          $    127,169
         Work-in-process                          480,630               392,341
         Finished goods                           356,310               216,120
                                            -------------          ------------

                                            $     980,969          $    735,630
                                            =============          ============


3.   Comprehensive Loss

     Comprehensive loss consists of net loss, net unrealized gains (losses) on marketable securities, and the translation adjustment as follows:


                                                       Three Months Ended              Six Months Ended
                                                            September 30,                   September 30,
                                                     -----------------------------  ----------------------------
                                                          2000           1999            2000           1999
                                                     -------------   -------------  -------------  -------------

   Net loss                                          $   (607,872)   $   (347,681)  $   (783,810)  $   (501,922)
   Items of other comprehensive loss:
      Unrealized loss on marketable
        securities                                              0           2,067              0           1,734
      Translation adjustment                              (47,094)         70,376        (62,802)       (21,015)
                                                     ------------    ------------   -------------  -------------

      Total comprehensive loss                       $   (654,966)   $   (275,238)  $   (846,612)  $   (521,203)
                                                     ============    ============   =============  =============

4.   Reconciliation of Earnings and Share Amounts Used in EPS Calculation

     Basic loss per common share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted loss per common share for the three and six months ended September 30, 2000 and 1999 was calculated using the treasury-stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive potential common shares.


                                                                  Basic loss                        Diluted loss
                                                                   per share        Effect of         per share
                                                                   to common        dilutive          to common
                                                                 shareholders      securities       shareholders
                                                                 ------------      ----------       ------------
     Three months ended:
         September 30, 2000
              Net loss                                          $   (607,872)             -         $  (607,872)
              Shares                                               5,985,271              -           5,985,271
                                                                 -----------                      ------------
              Per share amount                                  $      (0.10)             -         $     (0.10)

         September 30, 1999
              Net loss                                          $   (347,681)             -         $  (347,681)
              Shares                                               5,923,371              -            5,923,371
                                                                 -----------                      --------------
              Per share amount                                  $      (0.06)             -         $     (0.06)

     Six months ended:
         September 30, 2000
              Net loss                                          $   (783,810)             -         $  (783,810)
              Shares                                               5,983,167              -           5,983,167
                                                                 -----------                      --------------
              Per share amount                                  $      (0.13)             -         $     (0.13)

         September 30, 1999
              Net loss                                          $   (501,922)             -         $  (501,922)
              Shares                                               5,923,371              -            5,923,371
                                                                 -----------                       -------------
                Per share amount                                $      (0.08)             -         $     (0.08)


5.       Legal Proceedings

     In Item 1 of Part II of this filing the legal proceedings of the Company are listed. The Company has not accrued for potential losses on these cases as the likelihood of a loss is not probable and the amount in the event of a loss cannot be reasonably estimated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The Registrant may from time to time make written or oral "forward-looking statements", including statements contained in this filing by the Company with the Securities and Exchange Commission and in its reports to stockholders, as well as elsewhere. Forward-looking statements are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions related to any of the foregoing, and may be identified by the use of forward-looking terminology, such as "may", "expect", "anticipate", "estimate", "goal", "continue", or other comparable terminology. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to the Company's future performance that may cause the actual results, performance, or achievements of the Company, or industry results, to differ materially from those expressed or implied in any such forward-looking statements. Any such statement is qualified by reference to the following cautionary statements.

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

The Registrant markets Macroplastique on the basis that its use can lead to lower surgical risk, shorter recovery time, and less expense than more invasive alternatives. The Registrant believes the advantages of Macroplastique are its biocompatibility, cost effectiveness, and successful use in over 25,000 patients in markets outside the United States since 1991.

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

The Company's products are currently sold by direct sales forces in the United Kingdom and The Netherlands, and by a network of distributors in numerous countries outside the U.S., including Western Europe, Australia, and Central and South America. In October 2000 the Company successfully executed a distribution agreement with a major distributor of urological products with numerous sales representatives covering each significant market area in Canada. Management of the Company believes the groundwork done by Uroplasty's direct representation in Canada to introduce Macroplastique and gain its acceptance by opinion leaders has been instrumental in developing this distributor relationship. Management also believes these accomplishments to date in Canada will contribute to greater market penetration by the "coast-to-coast" sales force of the new distributor.

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

The Company is also continuing its evaluation and pursuit of corporate partnering and/or complimentary product line opportunities which would be beneficial to the commercialization of Macroplastique and its related products in the United States pursuant to their approval by the FDA some time in the future. Management believes that partnering Macroplastique for female SUI with a distribution network already established in the urology and gynecology markets in the U.S. could be an efficient way to obtain widespread acceptance and use of the product upon its approval by the FDA.

Set forth below is management's discussion and analysis of the financial condition and results of operations for the three and six month periods ended September 30, 2000 and 1999.


RESULTS OF OPERATIONS

Net Sales: The Macroplastique product line represents approximately 92% of total net sales during the periods presented. Unit sales of Macroplastique increased 22% during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999. In the quarter ended September 30, 2000, total net sales of all products were $1,211,267, representing a $110,484, or 10% increase when compared to net sales of $1,100,783 for the quarter ended September 30, 1999.

During the six months ended September 30, 2000, net sales of all products were $2,690,310, representing a $119,472 or 5% increase when compared to net sales of $2,570,838 during the six months ended September 30, 1999. Unit sales of Macroplastique increased 17% during the six months ended September 30, 2000 compared to the same six-month period of the prior fiscal year. Increases in sales dollars were lower than the increases in unit sales for all periods presented primarily as a result of a strengthening of the U.S. dollar during fiscal year 2001 when compared to the currencies in countries where the Company sells its products.

Macroplastique sales during the six months ended September 30, 2000 include the sales of the Macroplastique Implantation System ("MIS"). The MIS contains the disposable Macroplastique Implantation Device for guiding and delivering Macroplastique without the use of an endoscope in the treatment of female SUI. Management expects the MIS will continue to make Macroplastique usable by an expanding base of urologists, uro-gynecologists, and gynecologists treating a growing portion of SUI patients. There can be no assurance however, that the Company's efforts to increase sales and market penetration through the use of the MIS will continue to be successful.

Gross Profit: Gross profit was $992,575 and $697,535 for the quarters ended September 30, 2000 and 1999, respectively, or 82% and 63% of net sales. Gross profit was $2,173,277 and $1,725,556 for the six months ended September 30, 2000 and 1999, respectively, or 81% and 67% of net sales. During the three and six month periods ended September 30, 2000, utilization of manufacturing facilities and manufacturing related personnel was greater than that experienced during the same periods of the prior fiscal year. Consequently, fixed manufacturing expenses were more fully absorbed in inventory and had an increasing effect on the gross profit margin during the quarters ended September 30, 2000. Manufacturing efficiencies have also decreased labor requirement in the manufacturing processes, thereby further increasing the gross profit margin during fiscal year 2001.

General and Administrative Expense: General and administrative expenses increased $38,550, or 12% from $323,264 during quarter ended September 30, 1999 to $361,814 during quarter ended September 30, 2000 and increased 7% from $648,191 during the six months ended September 30, 1999 to $690,903 during the six months ended September 30, 2000. The increase in General and Administrative expenses is primarily attributed to increased personnel and salaries and rent related to expanded facilities in the U.S. and Canada locations.

Research and Development Expense: Research and development ("R&D") expenses increased $185,728, or 50%, from $369,597 during the second quarter of fiscal 2000 to $555,325 during the second quarter fiscal 2001 and increased $381,672 or 58% from $655,739 during the six months ended September 30, 1999 to $1,037,411 during the six months ended September 30, 2000. The increase in R&D expense during the three and six months ended September 30, 2000 resulted principally from additional costs associated with development of product enhancements and the FDA human clinical trials, which have now entered the implantation stage.

Management believes that as more patients are enrolled in the FDA clinical trial, R&D expenses will likely increase further due to the costs associated with implantations and follow-up activities. The human clinical study costs are primarily comprised of physician and medical fees relating to the patient procedures and follow-up examinations, in addition to the costs of monitoring the study, maintaining and evaluating the patient treatment, and follow-up examination data.

Selling and Marketing Expense: Selling and Marketing expenses increased $38,806, or 9%, from $426,594 during the second quarter of fiscal 2000 to $465,400 during the second quarter fiscal 2001 and increased $39,373 or 4% from $968,216 during the six months ended September 30, 1999 to $1,007,589 during the six months ended September 30, 2000. Increased Selling and Marketing expenses in fiscal year 2001 represents increases in sales personnel and related compensation incentives as well as salesperson travel costs and greater costs relating to trade-shows, conventions and congresses.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, and other non-operating costs when incurred. Other income (expense) was $(217,908) and $72,187 for the quarter ended September 30, 2000 and 1999, respectively and was $(221,184) and $45,982 for the six months ended September 30, 2000 and 1999, respectively. The net interest income decreased from $26,117 during the second quarter fiscal 2000 to $8,728 during the same quarter of fiscal 2001 and decreased from $54,217 during the six months ended September 30, 1999 to $22,717 during the six months ended September 30, 2000.

The exchange gain decreased from $46,070 during the second quarter of fiscal year 2000 to an exchange loss of $226,636 during the second quarter of fiscal year 2001, and decreased from an exchange loss of $8,235 during the six months ended September 30, 1999 to an exchange loss of $243,901during the six months ended September 30, 2000. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. Dollar (the functional reporting currency) and the Dutch Guilder, Canadian Dollar, and British Pound (currencies of the Company's subsidiaries), as well as their effect on the valuation of intercompany obligations between the Registrant and its foreign subsidiaries. These exchange gains and losses do not represent actual cash flow gains and losses until such time as one currency is used to purchase another currency for the payment of a portion of the intercompany obligation.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company's cash and cash equivalent balances totaled $1,501,002. The capital resources existing at March 31, 2000 were derived from operations during the fiscal years ended March 31, 1997 and 1998, plus the net proceeds from the Company's sale of approximately 1.7 million shares of Common Stock in June 1998.

At September 30, 2000, the Company had working capital of approximately $2.8 million. During the second quarter of fiscal year 2001, the Company used $491,732 of cash from operating activities and used $728,437 of cash from operating activities during the six months ended of fiscal year 2001. The Company expects cash to be used in operations during the remainder of fiscal 2001 as a result of Macroplastique sales and marketing initiatives and the costs of conducting the Macroplastique human clinical trial in the U.S.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash described above, equipment leasing arrangements, and its accounts receivable and inventory balances at September 30, 2000 of approximately $810,000 and $981,000, respectively.

The Company has operations in the U.S. and internationally. U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions. Furthermore, repatriation of dividends to the U.S. parent may result in additional foreign or U.S. taxes.

Management expects increasing costs associated with the conduct of the U.S. human clinical study for Macroplastique pursuant to the FDA approved IDE, the subsequent PMA submission and review process, and pre-commercialization and market launch costs in the U.S. relating to Macroplastique for female SUI. In the event that anticipated increases in current sales levels are not achieved, additional funds from the sale of the Company's securities or other alternative sources will be necessary. There can be no assurance that such alternative sources of funds will be available to the Company when they are needed or pursuant to terms considered acceptable to the Company at that time. However, Management believes that current resources and the funds generated from sale of the Company's products outside the U.S. will be adequate to meet the Company's cash flow needs.

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

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Except for the following, none of the items contained in PART II of Form 10-QSB are applicable to the Company for the three and six months ended September 30, 2000.

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

As of the date of the preparation of this filing, the U.S. Court of Appeals, Eighth Circuit, has notified the Company that pursuant to the Company's request, the appeal relating to the Company's lawsuit against AUI claiming misappropriation of trade secrets as summarized in the Uroplasty's Form 10KSB filed with the Securities and Exchange Commission has been transferred to the Federal Circuit. The Company and AUI have each filed documents relating to the appeal and are currently awaiting the Federal Circuit Court's ruling on the appeal. The Company's appeal requests that the Federal Circuit Court vacate the U.S. District Courts dismissal of the case and remand it to state court, or, in the alternative, to reverse the District Court's judgment and remand the case for trial.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on August 10, 2000, at which the shareholders voted in favor of the re-election of Daniel G. Holman, Uroplasty President and CEO, to the Board of Directors for a three-year term. The shareholders also voted in favor of reducing the size of the board to three members.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UROPLASTY, INC.

Date:  November 8, 2000                     by: /s/ DONALD A. MAJOR
                                                -------------------
                                            Donald A. Major
                                            Chief Financial Officer (Principal
                                              Financial Officer)

Date:  November 8, 2000                     by: /s/ ARIE J. KOOLE
                                                -----------------
                                            Arie J. Koole
                                            Controller (Principal Accounting
                                              Officer)