Form 10QSB
period 2000-12-31
UROPLASTY INC
filed 2001-02-13
CIK 890846

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


                        Commission file number 000-20989


                                 UROPLASTY, INC.


           MINNESOTA, U.S.A.                              41-1719250
   -------------------------------                   -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)


                              2718 SUMMER STREET NE
                        MINNEAPOLIS, MINNESOTA 55413-2820
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (612) 378-1180
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                        YES [X]                   NO [ ]

The number of shares outstanding of the issuer's only class of common stock on January 22, 2001 was 5,985,271

Transitional Small Business Disclosure Format:

                        YES [ ]                   NO [X]


================================================================================

--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                        UROPLASTY, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                  December 31, 2000              March 31, 2000
                                                                  -----------------              --------------
ASSETS
Current Assets
   Cash and cash equivalents                                        $    1,110,738               $    1,553,093
   Marketable securities                                                         0                      750,000
   Accounts receivable, net                                              1,125,075                      954,525
   Inventories                                                           1,022,984                      735,630
   Other                                                                   283,997                      400,283
                                                                    --------------               --------------

Total Current Assets                                                     3,542,794                    4,393,531
                                                                    --------------               --------------

Property, plant and equipment, net                                         995,688                    1,097,118
Intangible assets, net                                                     107,879                      108,892
                                                                    --------------               --------------

TOTAL ASSETS                                                        $    4,646,361               $    5,599,541
                                                                    ==============               ==============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts payable                                                 $      263,703               $      348,176
   Accrued liabilities                                                     459,506                      428,151
   Current maturities - long-term debt                                      49,406                       49,390
                                                                    --------------               --------------

Total Current Liabilities                                                  772,615                      825,717

Long-term debt - less current maturities                                   484,249                      528,808
                                                                    --------------               --------------

Total Liabilities                                                        1,256,864                    1,354,525
                                                                    --------------               --------------

Shareholders' Equity
   Common stock $.01 par value; authorized 20,000,000 shares;
     issued and outstanding - 5,985,271 and 5,975,271 shares
     at December 31 and March 31, 2000, respectively                        59,853                       59,753
   Additional paid-in capital                                            5,819,933                    5,809,977
   Accumulated deficit                                                  (2,118,146)                  (1,273,557)
   Accumulated other comprehensive loss                                   (372,143)                    (351,157)
                                                                    --------------               --------------

Total Shareholders' Equity                                               3,389,497                    4,245,016
                                                                    --------------               --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $    4,646,361               $    5,599,541
                                                                    ==============               ==============


See accompanying notes to the interim consolidated financial statements.

                        UROPLASTY, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                          Three Months Ended                Nine Months Ended
                                                             December 31,                      December 31,
                                                          ------------------               --------------------
                                                          2000           1999              2000            1999
                                                          ----           ----              ----            ----
Net sales                                            $   1,538,892   $   1,525,128    $   4,229,202  $    4,095,966
Cost of goods sold                                         403,831         428,217          920,864       1,273,499
                                                     -------------   -------------    -------------  --------------

Gross profit                                             1,135,061       1,096,911        3,308,338       2,822,467

Operating expenses:
   General and administrative                              295,347         383,994          986,250       1,032,185
   Research and development                                582,010         437,733        1,619,421       1,093,472
   Selling and marketing                                   431,279         559,385        1,438,868       1,527,601
                                                     -------------   -------------    -------------  --------------

                                                         1,308,636       1,381,112        4,044,539       3,653,258
                                                     -------------   -------------    -------------  --------------

Operating loss                                            (173,575)       (284,201)        (736,201)       (830,791)

Other income (expense):
   Foreign currency exchange gain (loss)                   109,634         (59,846)        (134,267)        (68,081)
   Other, net                                                3,162          18,412           25,879          72,629
                                                     -------------   -------------    -------------  --------------

Net loss before income taxes                               (60,779)       (325,635)        (844,589)       (826,243)

Income tax expense                                               0          84,859                0          86,173
                                                     -------------   -------------    -------------  --------------

Net loss                                             $     (60,779)  $    (410,494)   $    (844,589) $     (912,416)
                                                     =============   =============    =============  ==============


Net loss per common share                            $       (0.01)  $       (0.07)   $       (0.14) $        (0.15)
Net loss per common share
   assuming dilution                                 $       (0.01)  $       (0.07)   $       (0.14) $        (0.15)

Weighted average common and potential
  common shares outstanding:
     Basic                                               5,985,271       5,923,371        5,983,871       5,923,371
     Diluted                                             5,985,271       5,923,371        5,983,871       5,923,371


See accompanying notes to the interim consolidated financial statements.

                        UROPLASTY, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                              2000                           1999
                                                              ----                           ----
Cash flows from operating activities:
   Net loss                                             $      (844,589)               $      (912,416)
   Adjustments to reconcile net loss
    to net cash used in operations:
     Depreciation and amortization                              153,007                        156,541
     Amortization of premium and discounts on
        marketable securities, net                                    0                         15,837
     Stock based consulting expense                               5,056                              0
     Changes in operating assets and liabilities:
       Accounts receivable                                     (170,550)                       (99,300)
       Inventories                                             (287,354)                       (15,787)
       Other current assets                                     116,286                        (47,416)
       Accounts payable                                         (84,473)                        31,889
       Accrued liabilities                                       31,355                         41,264
                                                        ---------------                ---------------

Net cash used in operating activities                        (1,081,262)                      (829,388)
                                                        ---------------                ---------------

Cash flows from investing activities:
   Payments for property, plant and equipment                   (50,514)                      (166,586)
   Proceeds from sale of property, plant
     and equipment                                                    0                         10,440
   Payments relating to intangible assets                       (19,489)                       (22,877)
   Sale of marketable securities                                750,000                      1,500,000
                                                        ---------------                ---------------

Net cash provided by investing activities                       679,997                      1,320,977
                                                        ---------------                ---------------

Cash flows from financing activities:
   Repayment of long-term obligations                           (35,304)                       (38,306)
   Proceeds from issuance of notes payable                            0                         23,923
   Net proceeds from issuance of stock                            5,000                              0
                                                        ---------------                ---------------

Net cash used in financing activities                           (30,304)                       (14,383)
                                                        ---------------                ---------------

Effect of exchange rates on cash and
  cash equivalents                                              (10,786)                       (86,888)
                                                        ---------------                ---------------

Net increase (decrease) in cash and cash
  equivalents                                                  (442,355)                       390,318

Cash and cash equivalents at beginning of period              1,553,093                      1,588,984
                                                        ---------------                ---------------

Cash and cash equivalents at end of period              $     1,110,738                $     1,979,302
                                                        ===============                ===============

Supplemental disclosure of Cash Flow information:
   Cash paid during the period for interest             $        22,810                $        22,951
   Cash paid during the period for income taxes                       0                         43,120


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

     The consolidated financial statements presented herein as of December 31, 2000 and for the three and nine month periods ended December 31, 2000 and 1999 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows for the interim periods.


2.   Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

                                            December 31, 2000     March 31, 2000
                                            -----------------     --------------

         Raw materials                        $     169,889        $    127,169
         Work-in-process                            367,347             392,341
         Finished goods                             485,748             216,120
                                              -------------        ------------

                                              $   1,022,984        $    735,630
                                              =============        ============

3.   Comprehensive Loss

     Comprehensive loss consists of net loss, net unrealized gains (losses) on marketable securities, and the translation adjustment as follows:

                                                    Three Months Ended             Nine Months Ended
                                                       December  31,                   December 31,
                                                    --------------------           --------------------
                                                     2000           1999            2000           1999
                                                    -----          -----           -----           ----
         Net loss                               $    (60,779)    $  (410,494)  $   (844,589)  $   (912,416)
         Items of other comprehensive loss:
           Unrealized income on marketable
              securities                                   0             528              0          2,262
           Translation adjustment                     41,816         (99,709)       (20,986)      (120,724)
                                                ------------     -----------   -------------  ------------

         Total comprehensive income (loss)      $    (18,963)    $  (509,675)  $   (865,575)  $ (1,030,878)
                                                =============    ===========   ============   ============

4.   Reconciliation of Earnings and Share Amounts Used in EPS Calculation

     Basic loss per common share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted loss per common share for the three and nine months ended December 31, 2000 and 1999 was calculated using the treasury-stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive potential common shares.

                                                                      Basic loss                        Diluted loss
                                                                       per share       Effect of          per share
                                                                       to common        dilutive          to common
                                                                     shareholders      securities       shareholders
                                                                     ------------      ----------       ------------
         Three months ended:
             December 31, 2000
                  Net loss                                          $    (60,779)          --          $    (60,779)
                  Shares                                               5,985,271           --             5,985,271
                                                                    ------------                       ------------
                  Per share amount                                  $      (0.01)          --          $      (0.01)

             December 31, 1999
                  Net loss                                          $   (410,494)          --          $   (410,494)
                  Shares                                               5,923,371           --             5,923,371
                                                                    ------------                       ------------
                  Per share amount                                  $      (0.07)          --          $      (0.07)

         Nine months ended:
             December 31, 2000
                  Net loss                                          $   (844,589)          --          $   (844,589)
                  Shares                                               5,983,871           --             5,983,871
                                                                    ------------                       ------------
                  Per share amount                                  $      (0.14)          --          $      (0.14)

             December 31, 1999
                  Net loss                                          $   (912,416)          --          $   (912,416)
                  Shares                                               5,923,371           --             5,923,371
                                                                    ------------                       ------------
                  Per share amount                                  $      (0.15)          --          $      (0.15)


5.   Legal Proceedings

     In Item 1 of Part II of this filing the legal proceedings of the Company are listed. The Company has not accrued for potential losses on these cases as the likelihood of a loss is not probable and the amount in the event of a loss cannot be reasonably estimated.


6.   Subsequent Event

     In order to establish distribution in France with a prominent urology organization, the Company entered into an agreement to terminate the distribution of its products in France by its then existing distributor. Under the terms of the negotiated early termination, the Company agreed to compensate the distributor for lost profits as provided by French law, as well as for agreements not to compete or disclose information for a limited period of time and to provide information and assistance in transitioning business to the new distributor. Payments totaling approximately $288,000 will be made by the Company in fourteen equal monthly payments beginning in January 2001. The total amount of payments will be recorded as a liability and corresponding expense in the Company's consolidated financial statements in the fourth quarter of fiscal 2001 ending on March 31, 2001.

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


OVERVIEW

Uroplasty, Inc. develops, manufactures, and/or markets medical products in certain segments of the urology, wound care, and plastic surgery markets. Products sold by the Company are subject to regulation by the U.S. Food & Drug Administration ("FDA") and/or various regulating agencies in countries outside the U.S. Existing sales have been, and future sales growth is expected to be, derived primarily from Macroplastique(R) and related ancillary products designed for use by urologists, urogynecologists, and gynecologists for the treatment of certain types of stress urinary incontinence ("SUI"), for vesicoureteral reflux ("VUR"), a condition occurring mostly in children in which urine flows backward from the bladder to the kidneys, and for incontinence in men after prostate surgery.

Macroplastique is a soft tissue bulking agent comprised of heat vulcanized, highly textured, solid, soft, irregularly shaped polydimethylsiloxane (solid silicone) implants suspended in a biocompatible carrier solution. Based on the clinical experience outside the United States, Macroplastique does not cause chronic inflammation and is not resorbed by the body. The actual implantation of Macroplastique is minimally invasive and can be accomplished in an inpatient or outpatient setting. The Macroplastique procedure is designed to restore the patient to normal urinary continence, or to correct VUR, almost immediately following the minimally invasive procedure.

The Registrant markets Macroplastique on the basis that its use can lead to lower surgical risk, shorter recovery time, and is less expense than more invasive alternatives. The Registrant believes the advantages of Macroplastique are its biocompatibility, cost effectiveness and successful use in over 25,000 patients in markets outside the United States since 1991.

The Company's products are currently sold by a direct sales force in the United Kingdom, and by a network of distributors in numerous countries outside the U.S., including Western Europe, Australia, Canada, and Central and South America.

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

The Company's current objectives include focusing on sales and marketing activities designed to increase market penetration and sales of Macroplastique for SUI and VUR applications in countries outside the U.S., and to complete the Macroplastique human clinical study for treatment of female SUI, which is currently underway in the United States pursuant to FDA rules, regulations and guidelines.

Set forth below is management's discussion and analysis of the financial condition and results of operations for the three and nine month periods ended December 31, 2000 and 1999.


RESULTS OF OPERATIONS

Net Sales: The Macroplastique product line represents over 90% of total net sales during all periods presented. Unit sales of Macroplastique increased 20% during the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999. In the quarter ended December 31, 2000, total net sales of all products were $1,538,892, representing a $13,764, or 1% increase when compared to net sales of $1,525,128 for the quarter ended December 31, 1999.

During the nine months ended December 31, 2000, net sales of all products were $4,229,202, representing a $133,236 or 3% increase when compared to net sales of $4,095,966 during the nine months ended December 31, 1999. Unit sales of Macroplastique increased 18% during the nine months ended December 31, 2000 compared to the same nine-month period of the prior fiscal year. Increases in sales dollars were lower than the increases in unit sales for all periods presented primarily as a result of fluctuations in foreign currency exchange rates between the dollar and the currencies in countries where the Company sells its products.

Gross Profit: Gross profit was $1,135,061 and $1,096,911 for the quarters ended December 31, 2000 and 1999, respectively, or 74% and 72% of net sales. Gross profit was $3,308,338 and $2,822,467 for the nine months ended December 31, 2000 and 1999, respectively, or 78% and 69% of net sales. During the three and nine month periods ended December 31, 2000, manufacturing efficiencies and increased utilization of manufacturing facilities and manufacturing related personnel had a positive effect on gross profit margins when compared to the three and nine month periods ended December 31, 1999.

General and Administrative Expense: General and administrative expenses decreased $88,647, or 23% from $383,994 during quarter ended December 31, 1999 to $295,347 during quarter ended December 31, 2000 and decreased 4% from $1,032,185 during the nine months ended December 31, 1999 to $986,250 during the nine months ended December 31, 2000. The decrease in General and Administrative expenses is primarily attributed to decreased costs of professional fees related to the legal proceeding described in Item 1 of Part II.

Research and Development Expense: Research and development ("R&D") expenses increased $144,277, or 33%, from $437,733 during the third quarter of fiscal 2000 to $582,010 during the third quarter fiscal 2001 and increased $525,949 or 48% from $1,093,472 during the nine months ended December 31, 1999 to $1,619,421 during the nine months ended December 31, 2000. The increase in R&D expense during the three and nine months ended December 31, 2000 resulted principally from additional costs associated with development of product enhancements and the on-going FDA human clinical trials.

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

Selling and Marketing Expense: Selling and Marketing expenses decreased $128,106, or 23%, from $559,385 during the third quarter of fiscal 2000 to $431,279 during the third quarter fiscal 2001 and decreased $88,733 or 6% from $1,527,601 during the nine months ended December 31, 1999 to $1,438,868 during the nine months ended December 31, 2000. Decreased Selling and Marketing expenses in fiscal year 2001 represents intended decreases in sales personnel and related costs designed to streamline the selling function and reduce the selling cost to revenue dollar ratio.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, and other non-operating costs when incurred. Other income (expense) was $112,796 and $(41,434) for the quarter ended December 31, 2000 and 1999, respectively and was $(108,388) and $4,548 for the nine months ended December 31, 2000 and 1999, respectively. The net interest income decreased from $18,412 during the third quarter fiscal 2000 to $3,756 during the same quarter of fiscal 2001 and decreased from $72,629 during the nine months ended December 31, 1999 to $26,473 during the nine months ended December 31, 2000.

The exchange loss decreased from $59,846 during the third quarter of fiscal year 2000 to an exchange gain of $109,634 during the third quarter of fiscal year 2001, and increased from an exchange loss of $68,081 during the nine months ended December 31, 1999 to an exchange loss of $134,267 during the nine months ended December 31, 2000. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. Dollar (the functional reporting currency) and the Dutch Guilder and British Pound (currencies of the Company's subsidiaries), as well as their effect on the valuation of intercompany obligations between the Registrant and its foreign subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company's cash and cash equivalent balances totaled $1,110,738. Existing capital resources have been derived from operations during the fiscal years ended March 31, 1997 and 1998, plus the net proceeds from the Company's sale of approximately 1.7 million shares of Common Stock in June 1998.

The Company had working capital of approximately $2.8 million at September 30 and December 31, 2000. During the quarter ended December 31, 2000, the Company used $357,881 of cash in operating activities and used $1,081,262 of cash in operating activities during the nine months ended December 31, 2000. The Company expects cash to be used in operations during the remainder of fiscal 2001 as a result of Macroplastique sales and marketing initiatives and the costs of conducting the Macroplastique human clinical trial in the U.S.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash described above, equipment leasing arrangements, and its accounts receivable and inventory balances at December 31, 2000 of approximately $1,125,000 and $1,023,000, respectively.

The Company has operations in the U.S. and internationally. U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions. Furthermore, repatriation of dividends to the U.S. parent may result in additional foreign or U.S. taxes.

The Company's financial condition and results of operations could be significantly effected by fluctuations in foreign currency exchange rates and weak economic conditions in foreign markets where the Company's products are distributed. The effects of these conditions could include reduced unit sales and reduced sales in dollars when converted from foreign currency amounts. Furthermore, because the Company's U.S. operations are funded by sales denominated in foreign currency, strengthening of the U.S. dollar against the Euro, Dutch Guilder and/or the British Pound could have an adverse effect on the Company's cash flow.

Management expects increasing costs associated with the conduct of the U.S. human clinical study for Macroplastique pursuant to the FDA approved IDE, the subsequent PMA submission and review process, and pre-commercialization and market launch costs in the U.S. relating to Macroplastique for female SUI. Additionally, the Company has incurred an added expense associated with replacement of its distributor in France (see footnote 6-Subsequent Event), which may not be offset by increased sales to the new distributor.

In the event that sales are not increased and/or expenses reduced sufficiently to preserve the Company's financial condition, additional funds from the sale of the Company's securities or other alternative sources will be necessary. There can be no assurance that such alternative sources of funds will be available to the Company when they are needed or pursuant to terms considered acceptable to the Company at that time. However, Management believes that current working capital, funds generated from sale of the Company's products outside the U.S., and cuts in operating expenses will be adequate to meet the Company's cash flow needs.


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

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Except for the following, none of the items contained in PART II of Form 10-QSB are applicable to the Company for the three and nine months ended December 31, 2000.

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

In February 2001, the United States Court of Appeals for the Federal Circuit (the "Circuit Court") granted the Company's appeal of the dismissal of its claims against Advanced UroScience, Inc. relating to, among other things, misappropriation of the Company's trade secrets as summarized in the Uroplasty, Inc. Form 10KSB filed with the Securities and Exchange Commission for the year ended March 31, 2000 and subsequent Form 10QSB filings for the quarters ended June 30, 2000 and September 30, 2000. The Circuit Court ruled that, due to lack of jurisdiction, the dismissal by the U.S. District Court for Minnesota is vacated and the case should be remanded to State Court in Minnesota.




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


UROPLASTY, INC.

Date:  February 13, 2000               by: /s/ DONALD A. MAJOR
                                          --------------------------------------
                                           Donald A. Major
                                           Chief Financial Officer
                                           (Principal Financial Officer)

Date:  February 13, 2000               by: /s/ ARIE J. KOOLE
                                          --------------------------------------
                                           Arie J. Koole
                                           Controller
                                           (Principal Accounting Officer)