Form 10KSB40
period 2001-03-31
UROPLASTY INC
filed 2001-06-15
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2001

Commission File No. 000-20989

UROPLASTY, INC.
(Name of Small Business Issuer in its Charter)

Minnesota, U.S.A.	41-1719250

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2718 Summer Street NE
Minneapolis, Minnesota 55413-2820
(Address of principal executive offices)

(612) 378-1180
(Issuer’s telephone number, including area code)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      YES [X]       NO [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year: $5,668,483

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of May 25, 2001 was $10,737,101.

The number of shares outstanding of the issuer’s only class of common stock on May 25, 2001 was 6,049,071.

Documents Incorporated By Reference: Portions of the Company’s Proxy Statement for its 2001 Annual Meeting of Shareholders (the “Proxy Statement”), are incorporated by reference in Part III.

Transitional Small Business Disclosure Format:

      YES [X]       NO [   ]

PART I

Uroplasty, Inc. (“Uroplasty”, or the “Company”) may from time to time make written or oral “forward-looking statements", including statements contained in this filing by the Company with the Securities and Exchange Commission and in its reports to stockholders, as well as elsewhere. Forward-looking statements are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions related to any of the foregoing, and may be identified by the use of forward-looking terminology, such as “may,” “expect,” “anticipate,” “estimate,” “goal,” “continue,” or other comparable terminology. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to the Company’s future performance that may cause the actual results, performance, or achievements of the Company, or industry results, to differ materially from those expressed or implied in any such forward-looking statements. Any such statement is qualified by reference to the following cautionary statements.

The Company’s business operates in highly competitive markets and is subject to changes in general economic conditions, competition, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in the Company’s Securities and Exchange Commission filings.

Forward-looking statements may be contained in the “Management’s Discussion and Analysis or Plan of Operation” and other section of this filing. Various factors and risks (not all of which are identifiable at this time) could cause the Company’s results, performance or achievements to differ materially from that contained in the Company’s forward-looking statements, and investors are cautioned that any forward-looking statement contained herein or elsewhere is qualified by and subject to the warnings and cautionary statements contained above and in the “Factors Affecting the Business” section of this filing.

The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

The Company designs, develops, manufactures, and markets medical products primarily for the treatment of urinary incontinence and vesicoureteral reflux. The Company’s key product is Macroplastique® Implants, an injectable, soft tissue bulking agent used to treat stress urinary incontinence (“SUI”), the most common form of urinary incontinence. SUI refers to the involuntary loss of urine as a result of activities that increase intra-abdominal pressure, such as coughing, laughing, or exercising. Macroplastique is also used to treat vesicoureteral reflux (“VUR”), a condition occurring mostly in children in which urine flows backward from the bladder into the kidney. Additionally, men recovered from prostate surgery who experience incontinence are also candidates for Macroplastique treatment. In June 1996, Macroplastique received the CE mark in Europe (similar to FDA approval in the United States), allowing the product to be sold throughout the European Union. Macroplastique is not sold in the United States because it is not approved by the Food and Drug Administration (“FDA”) for marketing in the United States. However, the Company is currently conducting human clinical trials in the United States on Macroplastique for the treatment of female SUI pursuant to an Investigational Device Exemption (“IDE”) granted by the FDA in July 1999.

It is estimated urinary incontinence afflicts about 5% of the general population and women comprise approximately 85% of the sufferers. In Europe, currently the Company’s largest market, approximately 17 million people suffer from various forms of urinary incontinence and about 14.5 million of these sufferers are women. Bulking agents such as Macroplastique are used to treat women with SUI caused by intrinsic sphincter deficiency, estimated by the Company to comprise 10% of the female incontinence market or about 1.4 million women in Europe alone. Of the estimated 2.6 million European men who are incontinent, the Company believes about 25% are candidates for treatment with Macroplastique. VUR is primarily a pediatric concern, with a prevalence estimated to be as high as 1% of the pediatric population. The Company estimates about half of this population are candidates for Macroplastique treatments.

Macroplastique® Implants

Macroplastique is an injectable soft tissue-bulking agent used to treat SUI and VUR. Macroplastique is a proprietary composition of heat vulcanized, highly textured, solid, soft, irregularly shaped polydimethylsiloxane (solid silicone) implants suspended in a biocompatible carrier solution. Based on the Company’s clinical experience outside the United States, Macroplastique does not cause an adverse tissue response, and is not resorbed by the body. Macroplastique is used to provide bulking of the urethral sphincter to treat female SUI. The implantation of Macroplastique is minimally invasive and can be accomplished in less than 30 minutes in an inpatient or outpatient setting. It is designed to restore the patient to normal urinary continence almost immediately following treatment. Macroplastique is also used to treat vesicoureteral reflux, a condition occurring primarily in children, as well as incontinence in men after prostate surgery.

The Company markets Macroplastique through Uroplasty BV, The Netherlands, on the basis its use can lead to lower surgical risk, provides a long-lasting treatment, shorter recovery time, and less expense when compared to invasive alternatives. The Company believes the advantages of Macroplastique are its biocompatibility, cost effectiveness, and successful use in patients outside the United States since 1991.

Urinary Incontinence Market

Urinary incontinence is an involuntary loss of urine so severe it has emotional, social and/or hygienic consequences. In varying degrees, urinary incontinence is a problem suffered by millions of people worldwide. The Agency for Health Care Policy and Research (a division of the Public Health Service, U.S. Department of Health and Human Services) estimated in 1996 there were approximately 13 million adults with urinary incontinence in the United States. The same agency estimated the total cost (utilizing all management and curative approaches) of treating incontinence of all types in the United States as $15 billion in 1996. Urinary incontinence can result in a substantial decrease in a person’s quality of life and is often the main reason a family moves an elderly person to nursing home care. The Company expects the incidence of urinary incontinence will rise as the percentage of elderly people continues to increase.

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

Stress Urinary Incontinence: Stress urinary incontinence (“SUI”) refers to the involuntary loss of urine due to an increase in intra-abdominal pressure from coughing, sneezing, laughing, straining or lifting. In women, the most common cause of SUI is hypermobility, a lack of anatomic stability primarily caused by weak surrounding tissue, resulting in the abnormal movement of the bladder neck and urethra. This anatomical problem is often the result of childbirth. SUI can also be caused by intrinsic sphincter deficiency (“ISD”), or the inability of the sphincter valve or muscle to function properly. ISD can be due to congenital sphincter weakness or deterioration of the muscular wall of the urethra after trauma, spinal cord lesion or radiation therapy. To date, Macroplastique has been used to treat incontinence in women suffering from SUI caused by intrinsic sphincter deficiency.

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

Management and Treatment of Urinary Incontinence

There are two general approaches to dealing with urinary incontinence. One approach is to manage symptoms with items such as pads or diapers. The other approach is to undergo curative treatments in an attempt to restore continence, such as injection of bulking agents or by invasive surgeries. The Company believes and endorses the treatment of urinary incontinence from the least invasive to the most invasive therapy as needed.

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

Occlusion Devices: Urethral occlusion devices, or “plugs”, of various designs are temporarily applied to occlude the urethra and/or bladder. They are disposable products and either fit over the urethral opening or in the urethra and/or bladder to obstruct the involuntary leakage of urine. Younger, more physically active stress incontinent women use them because they are more likely to be motivated to use a disposable urethral plug on a daily basis. The primary problems with these devices are urinary tract infections, treatment compliance, and progressive urethral dilation that may require larger plugs over time.

Urinary Catheters and Collection Devices: There are four types of urinary catheters: 1) intermittent (inserted through the urethra into the bladder every 3 to 6 hours for bladder drainage; may be appropriate for the management of acute or chronic urinary retention); 2) indwelling (a closed sterile system inserted through the urethra to allow bladder drainage; may be needed for short-term treatment and for terminally ill patients); 3) suprapubic (requires percutaneous or surgical introduction of a catheter into the bladder through the abdominal wall, for short-term use following gynecologic, urologic and other types of surgery or as an alternative to long-term urethral catheter use in men); and 4) external collection (devices made from latex rubber, polyvinyl or silicone resembling a condom, are secured on the shaft of the penis by a double-sided adhesive, latex or foam strap and are connected to urine collecting bags by a tube; may be useful for short-term maintenance). The type and severity of incontinence and the patient’s physical and mental condition determine which is the best catheter option for the patient.

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

Injectable Bulking Agents: Bulking agents are inserted with a needle into the area around the urethra, thereby augmenting or bulking the sphincter. Hence, these materials are often called “bulk-enhancing agents”, “bulking agents”, or “injectables”. Bulking agents may be either synthetic or biologically derived. Bulking agents are an attractive alternative to surgery because they are considerably less invasive than many of the surgical procedures described above. For this reason, bulking agents represent a particularly desirable treatment option for the elderly or infirm who may not otherwise be able to withstand the trauma and morbidity resulting from a fully invasive surgical procedure. Active women benefit from the use of bulking agents since their use will often allow the patient to return to normal activities in a matter of days instead of weeks for fully invasive surgical procedures. The 1996 Clinical Practice Guidelines published by the U.S. Department of Health and Human Services recommend periurethral bulking agents as a first line treatment for men with ISD and for women with ISD who do not have co-existing hypermobility.

The two major types of bulking agents are biologically derived and synthetic agents. Biologically derived bulking agents include injections of a patient’s own fat cells, polysaccharides (not commercially available in the U.S.) or bovine collagen. Fat injections involve complex, invasive harvesting of the patient’s own fat cells and reinjecting them into the bladder neck. Some of these biological agents require pre-treatment allergy tests, and since the body resorbs these agents over time, subsequent reinjections may be necessary. Macroplastique (polydimethylsiloxane) is a synthetic bulking agent. Other synthetic bulking agents are composed of polytetrafluoroethylene (PTFE) (not commercially available in the U.S.) and pyrolytic carbon-coated beads.

Marketing, Distribution, and Sales

The Company markets and sells Macroplastique and the related ancillary products used in the implantation procedure only in countries outside the United States. The Company has a direct sales forces consisting of four persons in the United Kingdom. Additionally, the Company employs two sales managers in The Netherlands and two in the United States to manage a network of distributors selling the Company’s products outside the United States in approximately 40 countries including Canada, Europe, Asia, Australia, and Latin America. The Company’s technical staff in The Netherlands and the United States trains both new as well as existing distributors. The Company has written territory-specific distribution agreements with each of the individual distributors. None of the distributors may sell injectable products that compete directly with Macroplastique. No distributor accounted for more than 10% of the Company’s sales. Collectively, the Company’s distributors accounted for approximately 58% and 57% of total net sales in fiscal years 2001 and 2000, respectively.

The Company recently introduced a newly developed set of instruments for the delivery of Macroplastique named the Macroplastique® Implantation System (MIS) to markets outside the United States. The MIS is for use by urologists, gynecologists, and urogynecologists for the implantation of Macroplastique without the aid of an endoscope. Historically, urologists have principally performed the Macroplastique procedure. The Company believes that with the MIS, Macroplastique will be available to a larger number of physicians and therefore more female SUI sufferers. However, there can be no assurance the MIS will have any significant effect on increasing sales of Macroplastique.

Other Products

In addition to the urological applications, the Company’s implantable bulking material is also marketed outside the United States for reconstructive and cosmetic plastic surgery applications and vocal cord rehabilitation under the trade name Bioplastique™ Implants. In The Netherlands and United Kingdom only, the Company’s direct sales force distributes certain wound care products in accordance with a distributor agreement. Under the terms of the Distributor Agreement, the Company is not obligated to purchase any minimum level of wound care products.

Government Regulations

The Company’s medical device products are subject to regulation by various governmental agencies depending upon where the products are manufactured and/or sold. In markets such as the United States and Europe, these regulations are substantial and can significantly affect a company’s ability to obtain and/or maintain approval for manufacturing and distribution of medical device products.

In order to market its products within the countries consisting of the European Union, the Company is required to obtain CE marking for its products. To obtain CE marking, a product must comply with the requirements set forth in Council Directive 93/42/EEC published in Volume 36 (12 July 1993) of the Official Journal of the European Communities, referred to as the Medical Device Directives (“MDD”). CE mark authorization is granted by organizations called Notified Bodies who are approved by their respective national Competent Authorities (sometimes referred to as National Health Ministries) to conduct medical device evaluations. Notified Bodies are technical experts serving as the auditing and certifying arm of the Competent Authorities.

Under the European MDD, Macroplastique is considered a Class IIb long-term implantable device. To obtain the CE mark for Macroplastique, the Company was required to submit extensive information regarding product design, labeling, and preclinical and clinical safety testing to its Notified Body for evaluation by expert reviewers. In addition, the Company maintains registration to rigorous quality standards ISO 9001 and EN 46001. After successfully demonstrating full compliance to the MDD, the Notified Body issued a Certificate of Authorization to the Company in June 1996, allowing the Company to place the CE mark on Macroplastique and Bioplastique and their related accessories. Upon fulfilling any additional national requirements, Macroplastique can be marketed throughout the entire European Union. The Company is subject to periodic surveillance audits by its Notified Body to ensure it adheres to the requirements of the MDD. Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company’s business, financial condition, and results of operations. There can be no assurance the Company will not be required to incur significant costs to comply with laws and regulations in the future, or that laws or regulations will not have a material adverse effect upon the Company’s business, financial condition, or results of operations.

The Company maintains facilities in the United States, United Kingdom, and The Netherlands, each of which has numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company’s ability to do business, financial condition, or results of operations.

In the United States, the Company must comply with the Federal Food, Drug, and Cosmetic Act, as amended, which is enforced by the FDA. The FDA has determined urethral bulking agents such as Macroplastique are Class III devices subject to a Pre-Market Approval (PMA) application prior to marketing in the United States.

A PMA is a rigorous submission requiring the manufacturer to substantiate claims of safety and effectiveness with valid scientific evidence. The PMA process is lengthy and expensive with no guarantee of final approval at its completion. In some instances, the FDA may decide additional testing or clinical studies are necessary to support the PMA submission. Such a decision considerably lengthens the time and expense required for obtaining U.S. marketing approval. If the FDA approves the PMA submission, it may still place certain conditions on the manufacturer such as the initiation of a post-marketing study or restrictions to the product’s intended use.

After PMA approval, the Company must comply with FDA regulations to maintain its U.S. marketing approval. The Company’s manufacturing facilities will be subject to routine inspections by the FDA to ensure compliance with Quality System Requirements. Even though the Company has achieved ISO 9001 and EN 46001 registrations, there can be no assurance the FDA would find the Company’s quality system to be in compliance with all relevant aspects of the requirements. The Company is also subject to a variety of state and local laws and regulations in those states or localities where its product will be manufactured and/or marketed. Any applicable state or local regulations may hinder the Company’s ability to market its products in those states or localities.

Third-Party Reimbursement

Throughout much of the world, the Company sells Macroplastique to hospitals and other users who often transfer the cost of the medical product and services to third-party payers. These third-party payers consist of government health programs, private health insurance plans, managed care organizations, and other similar programs. They may deny or substantially limit reimbursement if they believe a medical device was not used in accordance with established payer protocols regarding cost-efficient treatment methods, used for an unapproved indication, and/or was not otherwise covered. In some markets, medical device manufacturers are being forced to demonstrate the clinical efficacy and cost-effectiveness of their products to third-party payers before these organizations will agree to provide reimbursement to patients. Changes to third-party reimbursement policies in the United States, Europe, and other Macroplastique markets could significantly reduce the Company’s ability to commercialize its products.

In most Macroplastique markets, third-party reimbursement is currently available for Macroplastique for the treatment of urinary incontinence and vesicoureteral reflux. Within the United States, third-party reimbursement is currently available for certain bulking agents and the Company believes it can obtain third-party reimbursement for Macroplastique near the time the product is approved for marketing or sometime thereafter. However, there is currently no uniform policy for reimbursement throughout the United States and no guarantee Macroplastique will be reimbursed at the levels expected by the Company, if at all. The availability of third-party reimbursement for Macroplastique or competitors’ products and continuing efforts to reduce the costs of health care by decreasing reimbursement rates may reduce the price received by the Company for sale of Macroplastique in the future.

Product Liability

The medical device industry is subject to substantial litigation. The Company is a manufacturer of a long-term implantable device and consequently faces an inherent business risk of exposure to product liability claims resulting from alleged adverse effects to the patient. The Company currently carries $2 million of worldwide product liability insurance on a claims made form, plus another policy specific to the United Kingdom only. There can be no assurance, however, that the Company’s existing insurance coverage limits are adequate to protect the Company from any liabilities that it might incur in connection with the clinical trials of Macroplastique or the initial commercialization of Macroplastique in the United States. There can be no assurance that liability claims will not exceed coverage limits. Such insurance is expensive and in the future may not be available on acceptable terms, if at all. Furthermore, the Company does not expect to be able to obtain insurance covering its costs and losses as a result of any recall of its products due to alleged defects, whether such a recall is instituted by the Company or required by a regulatory agency. A product liability claim, recall, or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the business, financial condition, and results of operations of the Company.

Manufacturing

The Company manufactures Macroplastique at its own facilities. Components are manufactured in the United States, and finished products in The Netherlands from medical grade materials obtained from qualified suppliers. The Company’s facilities utilize dedicated heating, ventilation, and high efficiency particulate air (HEPA) filtration systems for the manufacturing areas to provide a controlled working environment. All manufacturing processes are performed by trained production technicians according to written procedures approved by the Company’s Quality Department. All critical manufacturing processes are performed in a cleanroom environment. An outside vendor sterilizes Macroplastique, Bioplastique and their accessories using validated methods and returns the products to the Company for final inspection and testing.

The Company currently purchases some of its components without supply agreements from companies that are single sources of supply for such materials at the moment. Alternate suppliers for these materials do exist should the current suppliers discontinue production or distribution. However, the Company would need to complete additional testing to qualify the materials obtained from any new suppliers. Limited notice of the need to switch suppliers for either of these materials could result in production delays and inventory depletion.

The Company’s manufacturing facilities are periodically audited by an independent registrar to ensure compliance with ISO 9001 and EN 46001 quality system requirements. Prior to marketing the product in the United States, the Company will also be inspected by the U.S. FDA and will be subject to additional state, local, and federal government regulations in both the U.S. and The Netherlands applicable to the manufacture of the Company’s products. See “Description of Business – Government Regulations”.

Competition

Competition in the urinary incontinence products market is intense. The Company faces competition from existing manufacturers of management and curative treatments, competing manufacturers of commercially available bulking agents, and from companies developing new or improved treatment methods. The Company believes the principal competitive factors among treatment methods include physician and patient acceptance of the method in managing or curing incontinence, cost and availability of third-party reimbursement, marketing and sales capability, and the existence of meaningful patent protection. The Company’s ability to compete in this market also will depend on the consistency of its product quality as well as delivery and product pricing. Other factors within and outside the Company’s control include its product development and innovation capabilities, ability to obtain required regulatory approvals, ability to protect its proprietary technology, manufacturing and marketing capabilities, and ability to attract and retain skilled employees.

Other soft-tissue injectable bulking agents competing directly with Macroplastique for the treatment of stress urinary incontinence are Urethrin® manufactured and distributed only outside the U.S. by Mentor Inc., Contigen® distributed by C.R. Bard, Inc. worldwide pursuant to a licensed agreement with McGhan Medical Corporation (an Inamed Company), Deflux® manufactured and distributed only outside the U.S. by Q-Med AB, and Durasphere® manufactured and distributed by Carbon Medical Technologies (formerly Advanced UroScience, Inc.). Recently American Medical Systems acquired Urovive, a system of detachable balloons for implantation in the urethra as a bulking agent, from UroSurge, Inc. In addition, the Company believes Curis, Inc., Protein Polymer Technologies, Genyx Medical, and Bioform, Inc. are performing research and development and/or are seeking regulatory approval for various types of soft-tissue injectable bulking agents for treatment of urinary incontinence. The Company expects continued stiff competition with Johnson & Johnson, American Medical Systems, C.R. Bard Inc., Cook Urological, Boston Scientific Corporation and others who manufacture urinary incontinence surgical products such as sling devices.

Many of the Company’s competitors and potential competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources, and experience than the Company. In addition, many of the Company’s competitors offer broader product lines within the urology market, which may give such competitors the ability to negotiate exclusive, long-term supply contracts and to offer comprehensive pricing for their products. It is possible other large health care and consumer products companies may enter this industry in the future. Furthermore, smaller companies, academic institutions, governmental agencies, and other public and private research organizations will continue to conduct research, seek patent protection, and establish arrangements for commercializing products. Such products may compete directly with any products, which may be offered by the Company in the future.

Dependence on One or a Few Major Customers

No customer accounted for 10% or more of the Company’s consolidated net sales during either fiscal 2001 or fiscal 2000.

Patents, Trademarks, and Licenses

The Company’s success depends in part on its ability to obtain and maintain patent protection for its products, preserve its trade secrets, and operate without infringing the proprietary rights of third parties. The Company seeks to protect its technology by filing patent applications for patentable technologies it considers important to the development of its business based on an analysis of the cost of obtaining a patent, the likely scope of protection, and the relative benefits of patent protection compared to trade secret protection, among other considerations. The Company also relies upon trade secrets, know-how, and continuing technological innovation to develop and maintain its competitive position.

Multiple patents covering the Macroplastique materials, processes, and applications have been issued to the Company by the Patent Offices in the United States, United Kingdom, Japan, Germany, The Netherlands, and Canada. Such patents will expire in the U.S. at various times between 2010 and 2013. Applications are also currently pending in various other European countries. There can be no assurance any of the Company’s pending and/or future U.S. and/or foreign patent applications will result in issued patents, or that any issued patents will be of sufficient scope or strength to provide meaningful protection of the Company’s products. The coverage sought in a patent application can be denied or significantly reduced before the patent is issued. In addition, there can be no assurance any current and/or future U.S. and/or foreign patents of the Company will not be challenged or circumvented by competitors or others, or that such patents will be found to be valid or sufficiently broad to protect the Company’s technology or provide the Company with any competitive advantage. Should attempts be made to challenge, circumvent, or invalidate the Company’s patents in the U.S. Patent and Trademark Office or courts of competent jurisdiction, including administrative boards or tribunals, the Company may have to participate in legal or quasi-legal proceedings therein to maintain, defend, and/or enforce its rights in these patents. Any legal proceedings to maintain, defend, and/or enforce the Company’s patent rights could be lengthy and costly, with no guarantee of success.

The Company also relies heavily upon trade secrets and other proprietary information. The Company seeks to maintain the confidentiality of such information by requiring employees, consultants, and other parties to sign confidentiality agreements, and by limiting access by parties outside the Company to such information. There can be no assurance, however, these measures will prevent the unauthorized disclosure or use of this information or that others will not be able to independently develop such information. Additionally, there can be no assurance any agreements regarding confidentiality and non-disclosure will not be breached, or, in the event of any breach, that adequate remedies would be available to the Company.

In February 2001, the United States Court of Appeals for the Federal Circuit (the “Circuit Court”) granted the Company’s appeal of the dismissal of its claims against Carbon Medical Technologies, Inc. relating to, among other things, misappropriation of the Company’s trade secrets as summarized in the Uroplasty, Inc. Form 10-KSB filed with the Securities and Exchange Commission for the year ended March 31, 2000 and subsequent Form 10-QSB filings for the quarters ended June 30, 2000, September 30, 2000 and December 31, 2000. The Circuit Court vacated the dismissal by the U.S. District Court for Minnesota due to lack of jurisdiction and remanded the case; a motion to dismiss brought by Carbon Medical Technologies, Inc. is now pending in Ramsey County District Court in Minnesota.

In 1992, the Company and its then parent, Bioplasty, Inc., were sued by Collagen Corporation, which alleged that Macroplastique infringed on one of its U.S. patents for a bulking agent. The parties entered into a license and settlement agreement in 1993 pursuant to which the Company pays Collagen a royalty of 5% of net sales in the U.S. of certain products with a minimum of $50,000 per year. Collagen has not brought any new or renewed legal action in connection with its allegations. There can be no assurance, however, Collagen and/or any other third party will not pursue legal action with respect to these matters.

Claims by competitors such as Collagen and other third parties that the Company’s products allegedly infringe the patent or other intellectual property rights of others could have a material adverse effect on the Company. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, and intellectual property litigation may be used against the Company as a means of gaining a competitive advantage. Intellectual property litigation is complex, time-consuming, and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company’s technical and management personnel. An adverse outcome in any litigation could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others, if licenses to such rights could be obtained, or require the Company to cease making, using, or selling certain products. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on terms acceptable to the Company, if at all. In addition to being costly, protracted litigation to defend or prosecute intellectual property could result in the Company being unable to commercialize Macroplastique on a timely basis or at all, and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Although the Company intends to apply for additional patents and vigorously defend issued patents, management believes its success as a business will depend primarily upon its development and marketing skills, and the quality and economic value of its products rather than on its ability to obtain and defend patents.

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

In December 1995, the Company obtained a license from a British surgeon, which became superseded by a subsequent Agreement entered into by the parties in October 1998. Pursuant to this subsequent Agreement, the Company received an absolute assignment of a patent relating to the Macroplastique Implantation System in return for a royalty for each unit sold during the life of the patent. The Company began commercialization of the product outside the U.S. in March 2000.

Research and Development

The Company has an active Research and Development program working to develop new products in the field of incontinence. The Company is also continually evaluating potential improvements as well as new methods and devices for the implantation of Macroplastique and on new applications for this material. R&D expenses also include the costs of clinical studies including the U.S. trial currently underway pursuant to the IDE approved by the FDA. Expenditures for research and development totaled $2,150,177 and $1,684,178 for the fiscal years ended March 31, 2001 and March 31, 2000, respectively. None of these costs were borne directly by customers.

Compliance with Environmental Laws

Compliance by the Company with applicable environmental requirements during its fiscal years ended March 31, 2001 and 2000 has not had a material effect upon its capital expenditures, earnings, or competitive position.

Employees

As of March 31, 2001, the Company had fifty-one employees, of which forty-seven were full-time and four part-time. No employee has a collective bargaining agreement with the Company.

Incorporation and Current Subsidiaries

The Company was incorporated in January 1992 as a Minnesota Corporation and a wholly owned subsidiary of its parent. In February 1995, the Company became a stand-alone, privately held company pursuant to a Plan of Reorganization confirmed by the U.S. Bankruptcy Court. The Company’s shares became registered and the Company became a reporting company pursuant to a registration statement filed with the Securities and Exchange Commission in July 1996.

The Company’s wholly owned foreign subsidiaries and their respective principal functions are as follows:

Uroplasty BV	Incorporated in The Netherlands, is the manufacturer of Macroplastique and Bioplastique and all their accessories, and sells its products through distributors.

Uroplasty LTD	Incorporated in and acts as the sole distributor of Macroplastique and wound care products in the United Kingdom.

Bioplasty BV	Incorporated in The Netherlands and is the distributor of Bioplastique to subdistributors, distributes wound care products in The Netherlands.

Uroplasty Corp.	Incorporated in Canada; no longer has any activities.

Factors Affecting the Business

The following factors are important and should be considered carefully in connection with any evaluation of the Company’s business, financial condition, results of operations and prospects. Additionally, any one or combination of the following factors could cause the Company’s actual results to materially differ from those reflected in any forward-looking statements of the Company.

Government Regulation: The Company’s product, manufacturing processes, and product development activities are subject to extensive and rigorous regulation by governmental and regulatory authorities in foreign countries similar to the U.S. Food and Drug Administration (“FDA”). In Europe, where Macroplastique® has been used since 1991, the

Company’s introduction of medical devices as well as the design, manufacturing, labeling, distribution, sale, marketing, advertising, promotion, and recordkeeping procedures for the Company’s products are subject to laws and regulations governing medical devices contained in the European Medical Device Directives (“MDD”).

In the United States, the Company cannot market or sell Macroplastique until pre-market approval (“PMA”) authorization is received from the FDA. In July 1999, Uroplasty received approval from the FDA of an Investigational Device Exemption (“IDE”) relating to a U.S. clinical trial for the treatment of female stress urinary incontinence (“SUI”) using Macroplastique. Upon successful completion of the clinical trial, the Company plans to submit a PMA application to the FDA requesting approval to commercialize Macroplastique in the U.S. There can be no assurance the U.S. clinical trials will be successfully completed or that the requisite approvals or certifications will be granted for Macroplastique or any other product on a timely basis, or at all, or that such regulatory reviews will not involve delays that would conflict with the Company’s ability to commercialize its products in the U.S.

If and when regulatory approval to market a product is obtained from the FDA, this approval may necessitate limitations on the indicated uses of the product. Marketing approval can also be withdrawn by the FDA in the United States (and by regulatory authorities in foreign countries) due to failure to comply with regulatory requirements or the occurrence of unforeseen problems following initial approval. The Company may be required to make further filings with the FDA and other regulatory authorities in foreign countries under certain circumstances, such as the addition of product claims or product reformulation. The FDA and other regulatory authorities in foreign countries could also limit or prevent the manufacture and/or distribution of the Company’s products and have the power to demand the recall of such products. Medical device regulations depend strongly on administrative interpretation, and there can be no assurance future interpretation made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. The FDA and various other authorities either currently inspect or will inspect the Company’s facilities from time to time to determine whether Uroplasty is in compliance with regulations relating to medical device manufacturing including regulations concerning design, manufacturing, testing, quality control, product labeling, distribution, promotion, and record keeping practices. A determination that the Company is in material violation of such regulations could lead to the imposition of civil penalties, including fines, product recalls, product seizures or, in extreme cases, criminal sanctions.

Effects of Technological Developments: The Company competes in a market characterized by technological innovation, extensive research efforts, and significant competition. Improvements in existing treatment options or developments of new treatment methods may have a material adverse effect on the Company’s ability to increase sales of Macroplastique, successfully commercialize any future products, and may render such products noncompetitive or obsolete. Other companies are currently engaged in the development of products and innovative methods for treating SUI that are similar to or competing with Macroplastique and these companies may have greater financial resources and know how than the Company. Significant developments by any of these companies or advances by medical researchers could eliminate the market for Macroplastique or otherwise render Macroplastique obsolete. Although technological change has not had a direct material impact on the Company in recent years, the potential such a change might occur is a continuing risk for the Company.

Macroplastique Market Acceptance: The Company currently sells Macroplastique in Europe and other foreign countries. Acceptance of Macroplastique by physicians in preference to other treatment options, including other bulking agents, will depend upon the demonstration of its safety and effectiveness, relative performance of Macroplastique compared to other market approved products, availability of other treatment options, and ease of use and relative cost compared to treatment options including other bulking agents. Physicians may elect not to use Macroplastique unless adequate reimbursement from health care payers is available. Health care payer acceptance of a treatment utilizing Macroplastique will require, among other things, evidence of the cost effectiveness of this treatment as compared to other treatment options. There can be no assurance the acceptance of Macroplastique by urological and gynecological health care providers will develop or continue to grow in countries where Macroplastique is already used.

Single Product: The Company currently derives over 90% of its revenues from sales of Macroplastique and related products. Discontinuance or reduction of revenues from Macroplastique sold outside of the U.S. could therefore have a material adverse effect on the Company’s business, financial condition, and results of operations. The Company does not expect commercialization of other new products will be feasible without a substantial, continuing commitment to research and development for an extended period of time or acquisitions of new products, or both. Also, new medical products must typically undergo clinical trials and regulatory clearance or approval before commercialization. There can be no assurance as to whether or when commercialization of other products might begin or as to the likelihood that any such initiative would be successful. The market for medically-related products changes constantly. If the market changes, new or strengthened competition emerges, customer preferences change, and/or new technology causes Macroplastique to be viewed as a less effective treatment, the Company’s business, financial condition, and results of operation would be adversely affected.

Patents and Proprietary Rights: The Company’s success depends in part on the ability to preserve trade secrets, obtain and maintain patent protection for Uroplasty’s products under United States and international patent laws and other intellectual property laws, and operate without infringing upon the proprietary rights of third parties. Patents covering the materials, process, and applications have been issued to the Company by the Patent Offices in the United States, United Kingdom, Japan, Germany, The Netherlands, and Canada. Applications are also currently pending in various other European countries. No assurances can be given that the scope of any patent protection will prevent competitors (most of which have financial and other resources substantially greater than the Company) from introducing products competitive with the Company’s products, the Company’s patents will be held valid if subsequently challenged, others will not claim rights in or ownership of the patents and other proprietary rights held by the Company, or the Company’s product and processes will not infringe, or be alleged to infringe, the proprietary rights of others.

A number of patents have been issued to others in the area of injectable bulking agents. The validity and breadth of claims covered in medical device technology patents involve complex legal and factual questions and may therefore be highly uncertain. The Company also relies upon unpatented trade secrets to protect the Company’s proprietary technology. No assurance can be given that others will not independently develop or otherwise acquire substantially equivalent techniques and/or gain access to and disclose the Company’s proprietary technology. Further, no assurance can be given that the Company can ultimately protect meaningful rights to such unpatented proprietary technology. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. Litigation may be necessary to enforce any patents issued to the Company, protect trade secrets or proprietary information owned by the Company against claimed infringement of the rights of others, or determine the scope and validity of the proprietary rights of others. The defense and prosecution of patent litigation or other legal and/or administrative proceedings related to patents is costly and time-consuming regardless of the outcome. An adverse outcome in any litigation could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others, and/or require the Company to cease making, using, or selling any products. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on terms acceptable to the Company, if at all.

Public Reaction to Silicone Products: Macroplastique is comprised of heat-vulcanized polydimethylsiloxane, which results in a solid, flexible silicone elastomer. In the 1990’s the United States breast implant industry became the subject of significant controversies surrounding the possible effects upon the human body of the use of silicone gel in breast implants resulting in a massive flood of product liability litigation, leading to the bankruptcy of several companies, including Uroplasty’s former parent, Bioplasty, Inc. (which in turn caused Uroplasty, Inc. to file for bankruptcy in 1993). The Company uses only solid silicone material and not semi-liquid silicone gel (as was used in breast implants) in the Macroplastique product. However, there can be no assurance that the use by the Company and others of solid silicone in medical devices implanted in the human body will not result in controversies, litigation, or negative publicity from news media, competitors or legislative and regulatory investigations. Furthermore, there can be no assurance that in the event such negative publicity occurred, that it would not have a significant adverse effect on the Company’s future financial position or results of operations.

Third-Party Reimbursement: Any success of the Company will depend, in part, upon satisfactory reimbursement for Macroplastique procedures from third-party health care payers. In the U.S. and many foreign countries, third-party reimbursement is currently generally available for surgical procedures for urinary incontinence, but there is no uniform policy for such reimbursements. The Company sells Macroplastique to physicians, hospitals and other users which bill various third-party payers, such as government health programs, private health insurance plans, managed care organizations, and other similar programs for the health care products and services provided to their patients. Payers may deny reimbursement if they determine a product used in a procedure was not used in accordance with established payer protocols regarding cost-efficient treatment methods, was used for an unapproved indication or was not otherwise covered. Third-party payers are increasingly challenging the prices charged for medical products and services and, in some instances, have pressured medical suppliers to lower their prices. The availability of third-party reimbursement for Macroplastique or competitors’ products and continuing efforts to reduce the costs of health care by decreasing reimbursement rates may reduce the price received by the Company for Macroplastique or increase the relative expense to the consumer. The Company believes a material amount of Macroplastique revenues are received from third-party payers; therefore failure to receive sufficient reimbursement from health care payers for procedures using Macroplastique or adverse changes in governmental and third-party payers’ policies toward reimbursement for such procedures would materially adversely affect the Company’s business, financial condition, and results of operations.

Lack of Long-Term Controlled Clinical Studies: Although the Company is currently conducting a controlled human clinical trial pursuant to an IDE approved by the FDA and the Company believes Macroplastique is safe when used as recommended based on its 10-year clinical experience, no controlled long-term human clinical studies substantiating the safety and efficacy have yet been completed on this product. Accordingly, no assurance can be given that Macroplastique, even when used as recommended, will have the effect intended or will not have adverse effects over a patient’s lifetime. For example, there can be no assurance as to whether or how frequently patients will require additional treatments of Macroplastique and whether any such additional treatments will be effective or will have a negative effect on physician, payer, or patient acceptance.

Raw Material Suppliers: The Company currently purchases certain raw materials from single sources. Alternative suppliers for these materials exist should the current suppliers discontinue production or distribution. However, the Company would need to complete additional testing to qualify the materials obtained from any new suppliers. Additionally, limited notice of the need to switch suppliers for any of these materials could result in production delays and inventory depletion, and alternative suppliers could change prices significantly higher than current costs. The Company has not experienced any shortage of these materials to date; however, no assurance can be given that shortages of these materials will not be experienced in the future.

Research and Development Expenses and Expected Losses: The Company’s future success will depend upon, among other factors, its ability to introduce and market Macroplastique on a timely basis in the U.S. and, to that end, the Company has committed the largest portion of the proceeds resulting from its private placement of Common Stock in fiscal 1998. Although the Company realized net income during fiscal years 1997 through 1999, the Company incurred substantial losses in fiscal 2000 and fiscal 2001. The development and commercialization by the Company of Macroplastique and other products in the U.S. will require substantial additional product development, clinical, regulatory, and other expenditures for the foreseeable future.

Additional Capital Requirements: In the event product sales and/or expenses differ from expected levels, the Company may require additional financing to complete the IDE clinical study and pre-market approval application for Macroplastique in the U.S. Further, the Company will need additional funds for market introduction of Macroplastique to the U.S. for female SUI, as well as for the development of VUR and male incontinence markets, because separate regulatory approval is needed for each of these indications. There can be no assurance that additional capital will be available to the Company when needed or on terms acceptable to the Company.

International Operations and Currency Fluctuations: The Company currently sells its products only outside the U.S. through its wholly owned foreign subsidiaries. Sales and operations outside of the U.S. are subject to certain inherent risks, including, without limitation, fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the import and export of technology, difficulties in staffing and managing international operations, difficulties in obtaining work permits for employees, difficulties in collecting receivables, potentially adverse tax consequences, potential language barriers, and difficulties in operating in a different culture and legal system. There can be no assurance that any of these factors will not have a materially adverse effect on the Company’s financial condition or results of operations. In particular, because the Company’s international sales are denominated primarily in Dutch Guilders or in Euros, currency fluctuations in countries where the Company does business may render the Company’s products less price competitive than those of competing companies whose sales are denominated in weaker currencies. The Company reports its financial results in U.S. dollars, and fluctuations in the value of either the dollar or the currencies in which the Company transacts business can have a negative impact on its financial condition or results of operations. Consequently, the Company has exposure to foreign currency exchange risks. The Company attempts to lessen that exposure by keeping to a minimum the amount of time trade payables and receivables are outstanding, and by denominating product sales in a currency which historically has been more stable than other foreign currencies. However, there can be no assurance that historical stability of any currency is any indication of its future stability.

Limited Public Market for Common Stock; Possible Stock Price Volatility: Announcements of new products and services by the Company or its competitors, technological innovations by competitors, disputes regarding patents or other proprietary rights, regulatory developments and economic and other external factors, as well as period-to-period fluctuations in the Company’s financial results, could cause the market price of the Company’s Common Stock to fluctuate significantly. In addition, the stock market in general and, in particular the market prices for medical technology companies, have historically experienced significant volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. Such volatility may adversely affect the market price of the Company’s Common Stock.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns office and warehouse space at Hofkamp 2, 6161 DC Geleen, The Netherlands. In addition, the Company leases office, warehouse, laboratory and production space at 2718 Summer Street NE, Minneapolis Minnesota 55413-2820, USA; office and warehouse space at Unit 3, Woodside business Park, Whitley Wood Lane, Reading, Berkshire RG2 8LW, United Kingdom; and office, warehouse, laboratory and manufacturing space at Industrieweg 12, 5627 BS Eindhoven, The Netherlands. The Company considers its facilities adequate; however, additional office, production, and warehouse space will likely be necessary upon FDA approval and subsequent increases in production, marketing, and sales activities in the U.S.

ITEM 3. LEGAL PROCEEDINGS

On July 21, 1998, the Company announced that the United States Patent and Trademark Office (“USPTO”) had informed the Company that the USPTO will, as requested by the Company, initiate an interference proceeding (“the Interference Proceeding”) between the Company and Carbon Medical Technologies, Inc. (“CMT”), formerly Advanced UroScience, Inc., White Bear Lake, Minnesota, to determine which company was the first to invent pyrolytic carbon-coated micro beads for use in treating urinary incontinence. The USPTO has not, as of June 14, 2001, formally declared the Interference Proceeding.

At such time as the Interference Proceeding is formally declared, it could take the USPTO twenty-four months or more to reach a final decision concerning this matter. Although the USPTO originally granted the applicable patent to CMT, the Interference Proceeding may result in a determination that either Uroplasty, Inc. or CMT is the proper holder, or that a patent should not have been granted. An interference proceeding, like other patent litigation, can be complex, time consuming and expensive.

Later in 1998, the Company commenced a related lawsuit against CMT for misappropriation of trade secrets (“Misappropriation Lawsuit”) pertaining to the pyrolytic carbon-coated micro beads, among other things. CMT, subsequent to December 31, 1998, brought a counterclaim against the Company with respect to such matter. In October 1999, the Company announced that the U.S. District Court for Minnesota had granted a motion by CMT to dismiss the Misappropriation Lawsuit, which the Company appealed.

Subsequently, the U.S. Court of Appeals, Eighth Circuit, notified the Company that pursuant to the Company’s request, the Company’s appeal was transferred to the Federal Circuit, and in May 2000 the Company filed its appeal of the District Court’s order granting summary judgment with the U.S. Court of Appeals for the Federal Circuit.

In February 2001, the United States Court of Appeals for the Federal Circuit (the “Circuit Court”) granted the Company’s appeal of the dismissal of the Misappropriation Lawsuit. The Circuit Court vacated the dismissal by the U.S. District Court for Minnesota due to lack of jurisdiction and remanded the case; a motion to dismiss the Misappropriation Lawsuit brought by CMT is now pending in Ramsey County District Court in Minnesota.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of its security holders during the fourth quarter of its recently completed fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of the date hereof, there is only a limited public trading market for the Company’s Common Stock.

The following table sets forth the high and low bid prices for the Company’s Common Stock, as reported in the NASD’S Bulletin Board system (market symbol UROP.OB) on a quarterly basis, from April 2000 through March 2001, and for the period April 1, 2001 through May 25, 2001. Such quotations represent interdealer prices, without retail markup, mark down or commission, and do not necessarily represent actual transactions.

Fiscal Quarters	Low Bid	High Bid
First Quarter	$2.2500	$2.8750

Second Quarter	1.7500	2.3125

Third Quarter	1.4375	2.1875

Fourth Quarter	1.4375	2.0000

April 1, 2001 – May 25, 2001	$1.5200	$1.7500

As of May 25, 2001, approximately 575 holders held the Company’s Common Stock of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS DISCUSSION OF THE FINANCIAL CONDITION AND THE RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH, AND IS QUALIFIED IN ITS ENTIRETY BY, THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE WITHIN THIS ANNUAL REPORT, THE MATERIAL CONTAINED IN THE “RISK FACTORS” AND “BUSINESS” SECTIONS OF THIS ANNUAL REPORT, AND THE CAUTIONARY DISCLOSURE ABOUT FORWARD-LOOKING STATEMENTS AT THE FRONT OF PART I OF THIS ANNUAL REPORT.

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

In addition to the urological applications, the Company’s implantable bulking material is also marketed by the Company outside the U.S. for reconstructive and cosmetic plastic surgery applications and vocal cord rehabilitation under the trade name Bioplastique™. In The Netherlands and United Kingdom, the Company’s direct sales force distributes on behalf of another company certain wound care products in accordance with an executed Distributor Agreement. Under the terms of the Distributor Agreement, the Company is not obligated to purchase any minimum level of wound care products.

The Company’s products are currently sold by direct sales forces in the United Kingdom, The Netherlands, and Canada, and by a network of distributors in numerous countries outside the U.S., including Western Europe, Australia, and Central and South America. In September 1999, the Company received unconditional approval from the FDA pursuant to a previously filed IDE Application to initiate human clinical studies in the U.S. for the Company’s primary product Macroplastique in the treatment of female SUI. Through various urological investigators in various clinical sites across the U.S., the Company is currently performing the human procedures specified by the study protocol.

The Company’s current objectives are to focus on sales and marketing activities designed to increase market penetration and sales of Macroplastique for SUI and VUR applications in countries outside the U.S., and to efficiently and effectively execute the Macroplastique human clinical study for treatment of female SUI within the U.S.

In order to reduce costs thirteen positions worldwide were canceled in the fourth quarter of fiscal 2001, either by terminating employment agreements or attrition. Two manufacturing positions were eliminated, three administrative positions, four positions in Research and development and four sales and marketing positions. An increased focusing on the Company’s goals and increased efficiencies should streamline the operations. No activities will be discontinued. The total severance payments recorded in the fourth quarter fiscal 2001 for terminated employees were $178,249. Substantially all termination obligations were paid in fiscal 2001.

Set forth below is management’s discussion and analysis of the financial condition and results of operations for the year ended March 31, 2001 and 2000. See note 8 to the Consolidated Financial Statements for business segment information.

Results of Operations

Net Sales: The Macroplastique product line accounts for over 90% of total net sales during the periods presented. In fiscal year ended March 31, 2001, net sales of all products were $5,668,483, representing a $108,464 or 2% increase when compared to net sales of $5,560,019 for fiscal 2000. The sales increase was the result of a 13% increase in units and a modest price increase for the cost of inflation. These increases were offset by exchange rate changes (strengthening of the dollar in fiscal 2001 caused foreign sales to be translated into less dollars than they would have been in fiscal 2000).

Management expects that unit sales of Macroplastique will increase in fiscal 2002 as a result of improving and enhancing our distributors in existing and new geographical markets and as a result of enhancements to the surgical technique leading to an increased number of implanting doctors and greater penetration of the SUI market. There can be no assurance however, that the Company’s efforts to increase sales and market penetration will be successful.

Gross Profit: Gross profit was $4,355,300 and $3,955,896 for the years ended March 31, 2001 and 2000, respectively, or 77% and 71% of net sales. During the year ended March 31, 2001, manufacturing efficiencies and increased utilization of manufacturing facilities and manufacturing related personnel had a positive effect on gross profit margins when compared to the year ended March 31, 2000.

General and Administrative Expense: General and administrative (“G&A”) expenses decreased 7% from $1,491,529 during fiscal 2000 to $1,389,943 during fiscal 2001. The decrease in General and Administrative expenses is primarily attributed to decreased costs of professional fees related to the legal proceeding described in Item 3 of Part I.

Research and Development Expense: Research and development (“R&D”) expenses increased $465,999, or 28%, from $1,684,178 during fiscal 2000 to $2,150,177 during fiscal 2001. The increase in R&D expense during the year ended March 31, 2001 resulted principally from additional costs associated with development of product enhancements and the on-going FDA human clinical trials.

The human clinical study costs are primarily comprised of physician and medical fees relating to the patient procedures and follow-up examinations, in addition to the costs of monitoring the study, maintaining and evaluating the patient treatment, and follow-up examination data.

Selling and Marketing Expenses: Selling and marketing (“S&M”) costs increased 6% from $2,071,547 during fiscal 2000 to $2,185,809 during fiscal 2001. In the fourth quarter of fiscal 2001 $294,000 was expensed as a termination fee of a distribution agreement. Selling and Marketing expenses decreased as a result of decreases in personnel and related costs designed to streamline the selling function and reduce the selling cost to revenue dollar ratio.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, and other non-operating costs when incurred. Other income (expense) was $(310,270) and $(82,582) for the years ended March 31, 2001 and 2000, respectively. The majority of the difference was due to exchange gains and losses and a $68,000 reduced interest income. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. Dollar (the functional reporting currency) and the Dutch Guilder and British Pound (currencies of the Company’s subsidiaries), as well as their effect on the valuation of intercompany obligations between the Company and its foreign subsidiaries.

Liquidity and Capital Resources

As of March 31, 2001, the Company’s cash and cash equivalent balances totaled $1,012,397. The capital resources existing at March 31, 2001 were derived from operations during the fiscal years ended March 31, 1997 and 1998, plus the net proceeds from the Company’s sale of approximately 1.7 million shares of Common Stock in June 1998.

At March 31, 2001, the Company had working capital of approximately $2.2 million. During fiscal year 2001, the Company used approximately $1,225,000 of cash from operating activities.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash, equipment leasing arrangements, and its accounts receivable and inventory balances at March 31, 2001 of approximately $983,000 and $752,000, respectively.

The Company has operations in the U.S. and internationally. U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions. Furthermore, repatriation of dividends to the U.S. parent may result in additional foreign or U.S. taxes.

The Company’s financial condition and results of operations could be significantly affected by fluctuations in foreign currency exchange rates and weak economic conditions in foreign markets where the Company’s products are distributed. The effects of these conditions could include reduced unit sales and reduced sales in dollars when converted from foreign currency amounts. Furthermore, because the Company’s U.S. operations are funded by sales denominated in foreign currency, strengthening of the U.S. dollar against the Euro, Dutch Guilder and/or the British Pound could have an adverse effect on the Company’s cash flow.

Management expects continued high costs associated with the conduct of the U.S. human clinical study for Macroplastique pursuant to the FDA approved IDE, the subsequent PMA submission and review process, and pre-commercialization and market launch costs in the U.S. relating to Macroplastique for female SUI. Additionally, the Company has incurred an added expense associated with replacement of its distributor in France, which may not be offset by increased sales to the new distributor.

As a result of the Company’s cost reduction activities and the Company’s ability to manage the timing of the FDA clinical expenditures, management believes that current resources and the funds generated from sale of the Company’s products outside the U.S. will be adequate to meet the Company’s cash flow needs through fiscal 2002. In the event that anticipated increases in current sales levels are not achieved, additional funds from the sale of the Company’s securities or other alternative sources will be necessary to support the U.S. regulatory activities. There can be no assurance that such alternative sources of funds will be available to the Company when they are needed or pursuant to terms considered acceptable to the Company at that time.

Conversion to Euro Currency

On January 1, 1999, eleven of the fifteen member countries of the European Union (the “participating countries”) adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. The Euro trades on currency exchanges and is available for non-cash transactions. The participating countries will issue sovereign debt exclusively in Euro, and will redenominate outstanding sovereign debt in Euro.

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

New Accounting Pronouncements

Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company as of April 1, 2001. The Company has evaluated SFAS No. 133 and determined that the pronouncement will not impact the Company’s consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

The information contained under the headings “Consolidated Statements of Operations”, “Consolidated Balance Sheets”, “Consolidated Statements of Shareholders’ Equity and Comprehensive Loss”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements” and “Independent Auditors’ Report” is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company’s Directors and Executive Officers as of March 31, 2001 were as follows:

Name	Age	Position	Director Since	Term Expires
Daniel G. Holman	55	Chairman, President, CEO, CFO	1994	2003

Joel R. Pitlor	62	Director	1994	2001

R. Patrick Maxwell	56	Director	1994	2002

Thomas E. Jamison	41	Director	2000	2001

Christopher Harris	42	Vice President of Corporate Development

Larry Heinemann	48	Vice President of Sales & Marketing

Susan Hartjes Holman	47	Vice President of Operations & Regulatory Affairs, Secretary

Arie J. Koole	37	Controller

All directors are members of the Nominating Committee; all directors except Mr. Holman are members of the Compensation Committee; and Mr. Maxwell and Mr. Jamison are members of the Audit Committee.

The Company has entered into Employment Agreements with Mr. Holman, Ms. Holman, Mr. Heinemann, and Mr. Harris, the terms of which, among other things, specify a base salary subject to annual adjustment by mutual agreement of the Company and the Employee, and a severance payment to the employee upon employment termination without cause. Any severance amounts payable under the Agreement shall be limited to the Employee’s base salary for not less than four months and not longer than twelve months after employment termination, depending on the Employee’s years of service. Contemporaneously with the execution of the Employment Agreement, each of the officers executed an Employee Confidentiality, Inventions, Non-Solicitation, and Non-Compete Agreement, certain terms of which specify the Employee shall not disclose confidential information, shall assign to the Company without charge all intellectual property relating to the Company’s business which is created or conceived during the term of employment, shall not encourage Employees to leave the employment of the Company for any reason and shall not compete with the Company during the term of employment and for a period of eighteen months thereafter. Also in connection with the execution of these Agreements, the officers were granted varying amounts of stock options to purchase the Company’s Common Stock at the fair market value at date of grant of $2.50 per share. In all cases the options are exercisable for five years or until one year after employment termination (subject to certain termination provisions), whichever date is earlier, and vest in three equal amounts on each one year anniversary date subsequent to the option grant date.

The following paragraphs describe the business experience of each of the Company’s directors and officers.

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

R. Patrick Maxwell: Mr. Maxwell has over 30 years of experience as a turn around management specialist, an entrepreneur and executive in both the business and non-profit sectors. He has held various management positions including: Board Chairman, Director, Chief Executive Officer, Chief Financial Officer, Vice President and General Counsel. He has served as Executive Director of two membership associations and one charitable organization. Mr. Maxwell has served on numerous Boards of Directors of both business and charitable organizations. The organizations he has worked with include: manufacturing, insurance, personnel placement, education, business services, medical, legal, membership and charities. The companies are located throughout the United States, Europe and the Pacific Rim. He has a B.A. in philosophy from St. John’s University and a Juris Doctor from Northwestern University School of Law.

Thomas E. Jamison: Mr. Jamison was elected a Director of Uroplasty in August 2000. Mr. Jamison is an attorney with the business litigation law firm of Fruth, Jamison & Elsass, P.A. in Minneapolis. From 1996 to 1999, Mr. Jamison served as an investment banker in the Corporate Finance Department of R.J. Steichen & Co. From 1991 to 1996, Mr. Jamison practiced law at Fruth & Anthony, P.A. in Minneapolis. Mr. Jamison graduated magna cum laude from William Mitchell College of Law in 1991.

Christopher Harris: Mr. Harris joined Bioplasty in October 1989 as Area Sales Manager in the United Kingdom. Since September 1994, he has been the Managing Director of the Company’s subsidiary in the United Kingdom. In February 1996, Mr. Harris was appointed as Director of Corporate Development and in January 1997 he was appointed Vice President of Corporate Development. Mr. Harris, a certified nurse in the United Kingdom, practiced general surgery nursing for two years and operating room nursing for nine years prior to 1989.

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

Susan Hartjes Holman: Ms. Holman joined Bioplasty, Inc. in September 1991 as Director of Operations and served as Vice President of Operations and Regulatory Affairs from April 1993 until May 1996. In November 1994 she was appointed Vice-President of Operations and Regulatory Affairs for Uroplasty, Inc. and was elected Secretary in September 1996. Prior to 1991, Ms. Holman was Director of Operations at Bio-Vascular, Inc. in St. Paul, Minnesota from November 1989 to September 1991. Prior to that time, she served at various other pharmaceutical and medical device companies in management-oriented positions in manufacturing, quality assurance, and research. Ms. Holman has Bachelor of Arts degrees in Biology-Microbiology and Biomedical Science from St. Cloud State University, and has done graduate work in the biological sciences. Ms. Holman is a senior member and a Certified Quality Auditor of the American Society for Quality and served several years on its Executive Committee and is a member of the American Society of Microbiology, and the Henrici Society for Microbiologists. She has served on several national and international standards committees.

Arie Koole: Mr. Koole joined Bioplasty in May 1993 as Financial Manager in The Netherlands. Since January 2000 he has been the Managing Director of the Company’s subsidiaries in The Netherlands. In June 1996, Mr. Koole was appointed as Director of Finance and in January 2000, Mr. Koole was appointed as Controller. From 1987 to 1993, Mr. Koole was a financial auditor with the international accounting firm Deloitte & Touche in The Netherlands. Mr. Koole has a bachelor degree in Business Economics.

Mr. Holman and Ms. Holman became husband and wife in June 1999.

ITEM 10. EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading “Principal Shareholders” in the Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits incorporated by reference (Rule 12b-23). The following Exhibits are incorporated by reference to the Company’s Registration Statement on Form 10SB filed July 10, 1996:

Number	Description
2.1	First Amended Joint Plan of Reorganization (Modified) of the Company dated January 31, 1994 (Filed as Exhibit 8.1 to Form 10SB)

3.1	Articles of Incorporation of Uroplasty, Inc. (Filed as Exhibit 2.1 to Form 10SB)

3.2	Bylaws of Uroplasty, Inc. (Filed as Exhibit 2.2 to Form 10SB)

4.1	Form of Stock Certificate of the Company representing shares of the Company’s Common Stock (Filed as Exhibit 3.1 to Form 10SB)

10.1	Settlement Agreement and Release dated November 30, 1993 by and between Bioplasty, Inc., Bio-Manufacturing, Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A. Beisang III, MD and Robert A. Ersek, MD (Filed as Exhibit 6.1 to Form 10SB)

10.2	Purchase and Sale Agreement dated December 1, 1995 by and among Bio-Vascular, Inc., Bioplasty, Inc., and Uroplasty, Inc. (Filed as Exhibit 6.2 to Form 10SB)

10.3	License Agreement dated December 1, 1995 by and between Bio-Vascular, Inc. and Uroplasty, Inc. (Filed as Exhibit 6.3 to Form 10SB)

10.4	Lease Agreement dated January 10, 1995 between Summer Business Center Partnership and Uroplasty, Inc. (Filed as Exhibit 6.4 to Form 10SB)

10.5	Unsecured $640,000 Promissory Note dated March 30, 1994 by and between Bioplasty, Inc., Uroplasty, Inc. and Bioplasty Product Claimants’ Trust (Filed as Exhibit 6.5 to Form 10SB)

10.6	Agreement and Satisfaction dated January 30, 1995 by and between Bioplasty Product Claimants’ Trust and Bioplasty, Inc. (Filed as Exhibit 6.6 to Form 10SB)

10.7	Asset Sale and Satisfaction of Debt Agreement dated June 23, 1995 by and between Bioplasty, Inc. and Uroplasty, Inc. (Filed as Exhibit 6.7 to Form 10SB)

10.8	Executory Contract Assumption Stipulation dated December 28, 1993 by and between Bioplasty, Inc., Uroplasty, Inc., and Collagen Corporation (Filed as Exhibit 6.8 to Form 10SB)

10.9	Settlement and License Agreement dated July 23, 1992 by and between Collagen Corporation, Bioplasty, Inc., and Uroplasty, Inc. (Filed as Exhibit 6.9 to Form 10SB)

      (b) The following exhibits are filed as part of this report:

Number	Description
13.0	Financial Statements

21.0	Subsidiaries of the Company

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 1, 2001	UROPLASTY, INC. By: /s/ DANIEL G. HOLMAN Daniel G. Holman President, Chief Executive Officer, Chief Financial Officer (Principal Financial Officer), Director (Principal Executive Officer)

      In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title / Capacity	Date
/s/ DANIEL G. HOLMAN Daniel G. Holman	President, Chief Executive Officer Chief Financial Officer, Director (Principal Executive Officer)	June 1, 2001

/s/ ARIE J. KOOLE Arie J. Koole	Controller (Principal Accounting Officer)	June 1, 2001

/s/ JOEL R. PITLOR Joel R. Pitlor	Director	June 1, 2001

/s/ R. PATRICK MAXWELL R. Patrick Maxwell	Director	June 1, 2001

/s/ THOMAS E. JAMISON Thomas E. Jamison	Director	June 1, 2001