Form 10QSB
period 2001-06-30
UROPLASTY INC
filed 2001-08-14
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2001

Commission File No. 000-20989

UROPLASTY, INC.
(Name of Small Business Issuer in its Charter)

Minnesota, U.S.A. (State or other jurisdiction of incorporation or organization)	41-1719250 (I.R.S. Employer Identification No.)

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

YES [X] NO [    ]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of July 23, 2001 was $8,813,203.

The number of shares outstanding of the issuer’s only class of common stock on July 23, 2001 was 6,078,071.

Transitional Small Business Disclosure Format:

YES [    ] NO [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30, 2001	March 31, 2001

Assets

Current assets:

Cash and cash equivalents	$762,886	$1,012,397

Accounts receivable, net	937,260	983,450

Inventories	913,955	752,436

Other	227,016	258,997

Total current assets	2,841,117	3,007,280

Property, plant, and equipment, net	840,049	902,189

Intangible assets, net	94,143	101,232

Total assets	$3,775,309	$4,010,701

UROPLASTY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30, 2001	March 31, 2001

Liabilities and Shareholders’ Equity
Current liabilities:

Accounts payable	$244,965	$213,288

Accrued liabilities	478,917	593,997

Current maturities —long-term debt	44,861	46,557

Total current liabilities	768,743	853,842

Long-term debt —less current maturities	415,385	438,335

Total liabilities	1,184,128	1,292,177

Shareholders’ equity:

Common stock $.01 par value; 20,000,000 shares authorized, 6,049,071 and 6,041,071 shares issued and outstanding at June 30, 2001 and March 31, 2001, respectively	60,491	60,411

Additional paid-in capital	6,011,146	5,999,398

Accumulated deficit	(3,089,182)	(2,954,456)

Accumulated other comprehensive loss	(391,274)	(386,829)

Total shareholders’ equity	2,591,181	2,718,524

Total liabilities and shareholders’ equity	$3,775,309	$4,010,701

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended June 30, 2001 and 2000
(Unaudited)

	2001	2000

Net sales	$1,149,389	$1,479,043

Cost of goods sold	179,872	298,341

Gross profit	969,517	1,180,702

Operating expenses

General and administrative	272,610	329,089

Research and development	390,038	482,086

Selling and marketing	355,067	542,189

	1,017,715	1,353,364

Operating loss	(48,198)	(172,662)

Other expense, net	(86,528)	(3,276)

Net loss before income taxes	(134,726)	(175,938)

Income tax expense	—	—

Net loss	$(134,726)	$(175,938)

Basic loss per common share	$(0.02)	$(0.03)

Diluted loss per common share	$(0.02)	$(0.03)

Weighted average common shares outstanding:

Basic	6,046,434	5,981,040

Diluted	6,046,434	5,981,040

      See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended June 30, 2001 and 2000
(Unaudited)

	2001	2000

Cash flows from operating activities:

Net loss	$(134,726)	$(175,938)

Adjustments to reconcile net loss to net cash used in operations:

Depreciation and amortization	37,146	50,429

Loss on disposal of assets	1,789	—

Stock-based consulting expense	3,828	—

Changes in operating assets and liabilities:

Accounts receivable	46,190	(57,508)

Inventories	(161,519)	(106,028)

Other current assets	31,981	158,073

Accounts payable	31,677	(82,105)

Accrued liabilities	(115,080)	(23,628)

Net cash used in operating activities	(258,714)	(236,705)

Cash flows from investing activities:

Payments for property, plant and equipment	(2,402)	(9,369)

Payments relating to intangible assets	—	(17,750)

Redemption of marketable securities	—	750,000

Net cash (used in) provided by investing activities	(2,402)	722,881

Cash flows from financing activities:

Repayment of long-term debt	(11,491)	(12,063)

Net proceeds from issuance of stock	8,000	5,000

Net cash used in financing activities	(3,491)	(7,063)

Effect of exchange rates on cash and cash equivalents	15,096	(11,409)

Net (decrease) increase in cash and cash equivalents	(249,511)	467,704

Cash and cash equivalents at beginning of period	1,012,397	1,553,093

Cash and cash equivalents at end of period	$762,886	$2,020,797

Supplemental disclosure of Cash Flow information:

Cash paid during the year for interest	$6,457	$7,551

Cash paid during the year for income taxes	—	—

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Notes to the Interim Consolidated Financial Statements

1.      Basis of Presentation

The consolidated financial statements included in this Form 10-QSB have been prepared by Uroplasty, Inc. (“Uroplasty” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The consolidated results of operations for any interim period are not necessarily indicative of results for a full year. These consolidated statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2001.

The consolidated financial statements presented herein as of June 30, 2001 and for the three month period ended June 30, 2001 and 2000 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows for the interim periods.

2.      Nature of Business

The Company is currently selling its products outside of the United States and is undertaking clinical trials in the United States. Based on the Company’s current plans, it is anticipated that the Company will launch its products in the US after obtaining FDA approval. Completing clinical trials and obtaining FDA approval is a costly and time consuming process. Management believes that the Company’s ability to manage cash, if required, through a less aggressive clinical trial schedule should provide adequate cash flows to fund the Company’s obligations through mid 2002. In the event the Company were not to generate adequate cash flows from operations or financing activities, the Company’s US market launch could be delayed. Ultimately, the Company will need to achieve profitability and positive cash flows from operations or obtain additional debt or equity financing to fund its operations.

3.      Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	June 30, 2001	March 31, 2001

Raw materials	$157,761	$82,827

Work-in-process	390,766	337,077

Finished goods	365,428	332,532

	$913,955	$752,436

4.      Comprehensive loss consists of net loss, net unrealized gains (losses) on marketable securities, and the translation adjustment as follows:

	Three Months Ended
	June 30

	2001	2000

Net loss	$(134,726)	$(175,938)

	Three Months Ended
	June 30

	2001	2000

Items of other comprehensive loss:

Translation adjustment	(4,445)	(15,708)

Total comprehensive loss	$(139,171)	$(191,646)

5.      Reconciliation of Net Loss and Share Amounts Used in EPS Calculation

Basic loss per common share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted loss per common share for the three months ended June 30, 2001 and 2000 was calculated using the treasury-stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive potential common shares.

	Basic loss		Diluted loss
	per share	Effect of	per share
	to common	dilutive	to common
	shareholders	securities	shareholders

For the three months ended:

June 30, 2001

Net loss	$(134,726)	—	$(134,726)

Shares	6,046,434	—	6,046,434

Per share amount	$(0.02)	—	$(0.02)

June 30, 2000

Net loss	$(175,938)	—	$(175,938)

Shares	5,981,040	—	5,981,040

Per share amount	$(0.03)	—	$(0.03)

Options and warrants to purchase 1,171,200 shares of common stock at per share amounts ranging from $.50 to $3.50 per share were outstanding at June 30, 2001 but were not included in the computation of diluted earnings per share because net loss realized during the quarter would cause the potential common shares to have an anti-dilutive effect. The options expire from August 2001 to June 2006. At June 30, 2000 options and warrants to purchase 1,195,400 shares of common stock at per share amounts ranging from $.50 to $3.50 per share were outstanding but were not included in the computation of diluted earnings per share because net loss realized during the quarter would cause the potential common shares to have an anti-dilutive effect.

6.      Legal Proceeding

In Item 1 of Part II of this filing the legal proceedings of the Company are listed. The Company has not accrued for potential losses on these cases as the likelihood of a loss is not probable and the amount in the event of a loss cannot be reasonably estimated.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking Statements

The Registrant may from time to time make written or oral “forward-looking statements”, including statements contained in this filing by the Company with the Securities and Exchange Commission and in its reports to stockholders, as well as elsewhere. Forward-looking statements are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions related to any of the foregoing, and may be identified by the use of forward-looking terminology, such as “may”, “expect”, “anticipate”, “estimate”, “goal”, “continue”, or other comparable terminology. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to the Company’s future performance that may cause the actual results, performance, or achievements of the Company, or industry results, to differ materially from those expressed or implied in any such forward-looking statements. Any such statement is qualified by reference to the following cautionary statements.

The Registrant’s business operates in highly competitive markets and is subject to changes in general economic conditions, competition, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in the Registrant’s Securities and Exchange Commission filings.

In this filing, the following section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. Various factors and risks (not all of which are identifiable at this time) could cause the Company’s results, performance, or achievements to differ materially from that contained in the Company’s forward-looking statements, and investors are cautioned that any forward-looking statement contained herein or elsewhere is qualified by and subject to the warnings and cautionary statements contained above and in the Company’s other filings with the Securities and Exchange Commission.

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

The Company’s products are currently sold by a direct sales force in the United Kingdom, and by a network of distributors in numerous countries outside the U.S., including Western Europe, Australia, Canada, and Central and South America. In September 1999, the Company received unconditional approval from the FDA pursuant to a previously filed IDE Application to initiate human clinical studies in the U.S. for the Company’s primary product Macroplastique in the treatment of female SUI. Through various urological investigators in various clinical sites across the U.S., the Company is currently performing the human procedures specified by the study protocol.

The Company’s current objectives are to focus on sales and marketing activities designed to increase market penetration and sales of Macroplastique for SUI and VUR applications in countries outside the U.S., and to efficiently and effectively execute the Macroplastique human clinical study for treatment of female SUI within the U.S.

In order to further reduce costs eight positions worldwide were canceled in August 2001, either by terminating employment agreements or attrition. Three manufacturing positions were eliminated, three administrative positions, one position in research and development and one sales and marketing position. An increased focusing on the Company’s goals and increased efficiencies should streamline the operations. No activities will be discontinued.

Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three month periods ended June 30, 2001 and 2000.

Results of Operations

Net Sales: The Macroplastique product line accounts for approximately 90% of total net sales during the periods presented. In the first quarter ended June, 2001, net sales of all products were $1,149,389, representing a $329,654 or 22% decrease when compared to net sales of $1,479,043 for the first quarter ended June 30, 2000. The sales decrease was due to increased competition and restructuring of the Company.

Management expects that unit sales of Macroplastique will increase in the remaining nine months of fiscal 2002 as a result of improving and enhancing our distributors in existing and new geographical markets, and as a result of enhancements to the surgical technique leading to an increased number of implanting doctors and greater penetration of the SUI market. There can be no assurance however, that the Company’s efforts to increase sales and market penetration will be successful.

Gross Profit: Gross profit was $969,517 and $1,180,702 for the quarters ended June 30, 2001 and 2000, respectively, or 84% and 80% of net sales. Manufacturing efficiencies and increased utilization of manufacturing facilities and manufacturing related personnel had a positive effect on gross profit margins.

General and Administrative Expense: General and administrative (“G&A”) expenses decreased 17% from $329,089 during the first quarter of fiscal 2001 to $272,610 during the first quarter of fiscal 2002. The decrease in General and Administrative expenses is primarily attributed to the decrease in personnel as a result of the Company’s restructuring activities in late fiscal 2001.

Research and Development Expense: Research and development (“R&D”) expenses decreased $92,048, or 19%, from $482,086 during the first quarter of fiscal 2001 to $390,038 during the first quarter of fiscal 2002. The decrease in R&D expense during the quarter ended June 30, 2001 resulted principally from a decrease in personnel related to the Company’s restructuring activities in late fiscal 2001 and consulting costs. The human clinical study costs are primarily comprised of physician and medical fees relating to the patient procedures and follow-up examinations, in addition to the costs of managing the study.

Selling and Marketing Expenses: Selling and marketing (“S&M”) costs decreased 35% from $542,189 during the first quarter of fiscal 2001 to $355,067 during the first quarter of fiscal 2002, as a result of the fiscal 2001 restructuring of the international sales and marketing department.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, and other non-operating costs when incurred. Other income (expense) was $(86,528) and $(3,276) for the quarters ended June 30, 2001 and 2000, respectively. The majority of the difference was due to exchange gains and losses and a $14,776 reduced interest income. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. Dollar (the functional reporting currency) and the Dutch Guilder and British Pound (currencies of the Company’s subsidiaries), as well as their effect on the valuation of intercompany obligations between the Company and its foreign subsidiaries.

Liquidity and Capital Resources

As of June 30, 2001, the Company’s cash and cash equivalent balances totaled $762,886. The capital resources existing at June 30, 2001 were derived from operations during the fiscal years ended March 31, 1997 and 1998, plus the net proceeds from the Company’s sale of approximately 1.7 million shares of Common Stock in June 1998.

At June 30, 2001, the Company had working capital of approximately $2.1 million. During the first quarter of fiscal year 2002, the Company used approximately $259,000 of cash from operating activities.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash, equipment leasing arrangements, and its accounts receivable and inventory balances at June 30, 2001 of approximately $937,000 and $914,000, respectively.

The inventory balance includes approximately $150,000 for the build-up of modified product prior to the launch of the enhanced Macroplastique administration device, due for market release in third quarter of fiscal 2002.

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

As a result of the Company’s cost reduction activities and the Company’s ability to manage the timing of the FDA clinical expenditures, management believes that current resources and the funds generated from sale of the Company’s products outside the U.S. will be adequate to meet the Company’s cash flow needs through the remaining three quarters of fiscal 2002. Additional funds from the sale of the Company’s securities or other alternative sources will be necessary to actively support the U.S. regulatory activities. It is the intention of the Company to raise additional capital this fiscal year. There can be no assurance that such alternative sources of funds will be available to the Company.

PART II. OTHER INFORMATION

Except for the following, none of the items contained in PART II of Form 10-QSB are applicable to the Company for the three months ended June 30, 2001.

ITEM 1. LEGAL PROCEEDINGS

On July 21, 1998, the Company announced that the United States Patent and Trademark Office (“USPTO”) had informed the Company that the USPTO will, as requested by the Company, initiate an interference proceeding (“the Interference Proceeding”) between the Company and Carbon Medical Technologies, Inc. (“CMT”), formerly Advanced UroScience, Inc., White Bear Lake, Minnesota, to determine which company was the first to invent pyrolytic carbon-coated micro beads for use in treating urinary incontinence. The USPTO has not, as of July 23, 2001, formally declared the Interference Proceeding.

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

UROPLASTY, INC.

Date:	August 14, 2001	by: /s/ DANIEL G. HOLMAN
Daniel G. Holman President, Chief Executive Officer, Chief Financial Officer (Principal Financial Officer), Director (Principal Executive Officer)

Date:	August 14, 2001	by: /s/ ARIE J. KOOLE
Arie J. Koole Controller (Principal Accounting Officer)