Form 10QSB
period 2001-09-30
UROPLASTY INC
filed 2001-11-14
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2001

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

     YES [X]      NO [   ]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of October 22, 2001 was $6,291,523.

The number of shares outstanding of the issuer’s only class of common stock on October 22, 2001 was 6,138,071.

Transitional Small Business Disclosure Format:

     YES [   ]      NO [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30, 2001	March 31, 2001

Assets

Current assets:

Cash and cash equivalents	$599,506	$1,012,397

Accounts receivable, net	797,211	983,450

Inventories	1,046,548	752,436

Other	163,176	258,997

Total current assets	2,606,441	3,007,280

Property, plant, and equipment, net	850,419	902,189

Intangible assets, net	87,055	101,232

Total assets	$3,543,915	$4,010,701

     See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	September 30, 2001	March 31, 2001

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$138,226	$213,288

Accrued liabilities	323,178	593,997

Current maturities – long-term debt	46,460	46,557

Total current liabilities	507,864	853,842

Long-term debt – less current maturities	433,613	438,335

Total liabilities	941,477	1,292,177

Shareholders’ equity:

Common stock $.01 par value; 20,000,000 shares authorized, 6,138,071 and 6,041,071 shares issued and outstanding at September 30, 2001 and March 31, 2001, respectively	61,381	60,411

Additional paid-in capital	6,112,464	5,999,398

Accumulated deficit	(3,133,368)	(2,954,456)

Accumulated other comprehensive loss	(375,039)	(386,829)

Vendor deposits	(63,000)	—

Total shareholders’ equity	2,602,438	2,718,524

Total liabilities and shareholders’ equity	$3,543,915	$4,010,701

     See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	$1,056,938	$1,211,267	$2,206,327	$2,690,310

Cost of goods sold	253,928	218,692	433,800	517,033

Gross profit	803,010	992,575	1,772,527	2,173,277

Operating expenses

General and administrative	310,955	361,814	583,565	690,903

Research and development	411,312	555,325	801,350	1,037,411

Selling and marketing	317,556	465,400	672,623	1,007,589

	1,039,823	1,382,539	2,057,538	2,735,903

Operating loss	(236,813)	(389,964)	(285,011)	(562,626)

Other income (expense), net	192,627	(217,908)	106,099	(221,184)

Loss before income taxes	(44,186)	(607,872)	(178,912)	(783,810)

Income tax expense	—	—	—	—

Net loss	$(44,186)	$(607,872)	$(178,912)	$(783,810)

Basic loss per common share	$(0.01)	$(0.10)	$(0.03)	$(0.13)

Diluted loss per common share	$(0.01)	$(0.10)	$(0.03)	$(0.13)

Weighted average common shares outstanding:

Basic	6,077,277	5,985,271	6,061,940	5,983,167

Diluted	6,077,277	5,985,271	6,061,940	5,983,167

     See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended September 30, 2001 and 2000
(Unaudited)

	2001	2000

Cash flows from operating activities:

Net loss	$(178,912)	$(783,810)

Adjustments to reconcile net loss to net cash used in operations:

Depreciation and amortization	117,810	75,732

Loss on disposal of assets	2,120	—

Stock-based consulting expense	5,336	5,056

Changes in operating assets and liabilities:

Accounts receivable	186,239	144,076

Inventories	(294,112)	(245,339)

Other current assets	95,821	96,146

Accounts payable	(75,062)	127,186

Accrued liabilities	(270,819)	(142,428)

Net cash used in operating activities	(411,579)	(723,381)

Cash flows from investing activities:

Payments for property, plant and equipment	(7,950)	(35,016)

Proceeds from sale of property, plant and equipment	2,225	—

Payments relating to intangible assets	—	(18,362)

Redemption of marketable securities	—	750,000

Net cash (used in) provided by investing activities	(5,725)	696,622

Cash flows from financing activities:

Repayment of long-term debt	(24,540)	(21,160)

Net proceeds from issuance of stock	45,700	5,000

Net cash provided by (used in) financing activities	21,160	(16,160)

Effect of exchange rates on cash and cash equivalents	(16,747)	(9,172)

Net decrease in cash and cash equivalents	(412,891)	(52,091)

Cash and cash equivalents at beginning of period	1,012,397	1,553,093

Cash and cash equivalents at end of period	$599,506	$1,501,002

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$14,748	$15,129

Cash paid during the period for income taxes	—	—

Restricted shares issued for mold purchase	$63,000	$—

     See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Notes to the Interim Consolidated Financial Statements
(Unaudited)

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

The consolidated financial statements presented herein as of September 30, 2001 and for the three and six-month periods ended September 30, 2001 and 2000 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows for the interim periods.

2. Nature of Business

The Company is currently selling its products outside of the United States and is undertaking clinical trials in the United States. Based on the Company’s current plans, it is anticipated that the Company will launch its products in the US after obtaining FDA approval. Completing clinical trials and obtaining FDA approval is a costly and time-consuming process. Management believes that the Company’s ability to manage cash, if required, through a less aggressive clinical trial schedule should provide adequate cash flows to fund the Company’s obligations through mid 2002. In the event the Company were not to generate adequate cash flows from operations or financing activities, the Company’s US market launch could be delayed. Ultimately, the Company will need to achieve profitability and positive cash flows from operations or obtain additional debt or equity financing to fund its operations.

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	September 30, 2001	March 31, 2001

Raw materials	$128,486	$82,827

Work-in-process	309,896	337,077

Finished goods	608,166	332,532

	$1,046,548	$752,436

4. Comprehensive loss consists of net loss and the translation adjustment as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net loss	$(44,186)	$(607,872)	$(178,912)	$(783,810)

Items of other comprehensive loss:

Translation adjustment	16,235	(47,094)	11,790	(62,802)

Total comprehensive loss	$(27,951)	$(654,966)	$(167,122)	$(846,612)

5. Reconciliation of Net Loss and Share Amounts Used in EPS Calculation

Basic loss per common share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted loss per common share for the three and six months ended September 30, 2001 and 2000 was calculated using the treasury-stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive potential common shares.

	Basic loss		Diluted loss
	per share	Effect of	per share
	to common	dilutive	to common
	shareholders	securities	shareholders

For the three months ended:

September 30, 2001

Net loss	$(44,186)	—	$(44,186)

Shares	6,077,277	—	6,077,277

Per share amount	$(0.01)	—	$(0.01)

September 30, 2000

Net loss	$(607,872)	—	$(607,872)

Shares	5,985,271	—	5,985,271

Per share amount	$(0.10)	—	$(0.10)

For the six months ended:

September 30, 2001

Net loss	$(178,912)	—	$(178,912)

Shares	6,061,940	—	6,061,940

Per share amount	$(0.03)	—	$(0.03)

September 30, 2000

Net loss	$(783,810)	—	$(783,810)

Shares	5,983,167	—	5,983,167

Per share amount	$(0.13)	—	$(0.13)

Options and warrants to purchase 1,620,500 shares of common stock at per share amounts ranging from $.50 to $3.50 per share were outstanding at September 30, 2001 but were not included in the computation of diluted earnings per share because net loss realized during the quarter would cause the potential common shares to have an anti-dilutive effect. The options expire from November 2001 to September 2006. At September 30, 2000 options and warrants to purchase 1,271,400 shares of common stock at per share amounts ranging from $.50 to $3.50 per share were outstanding but were not included in the computation of diluted earnings per share because net loss realized during the quarter would cause the potential common shares to have an anti-dilutive effect.

6. Vendor Deposits

During September 2001 the Company executed an agreement with a vendor to manufacture a mold for one of the Company’s products. As consideration, the Company issued 60,000 shares of common stock to be held in escrow until completion of the mold. As of September 30, 2001, the Company recorded the fair value of the transaction of $63,000 as a vendor deposit in stockholders’ equity.

7. Legal Proceeding

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

Overview

Uroplasty, Inc. develops, manufactures, and/or markets medical products in certain segments of the urology, wound care, otolaryngology and plastic surgery markets. Products sold by the Company are subject to regulation by the U.S. FDA and/or various regulating agencies in countries outside the U.S. Existing sales have been, and future sales growth is expected to be, derived from Macroplastique and related ancillary products designed for use by urologists, gynecologists, and uro-gynecologists for the primary treatment of SUI and for the treatment of VUR (backflow of urine from the bladder to the kidneys). Macroplastique is comprised of soft, irregularly textured, vulcanized, medical grade silicone elastomer implants suspended in a biocompatible carrier solution. When injected via a minimally invasive procedure in the soft tissue of the mid-urethra and bladder neck (in the case of SUI), and at the ureteral orifice (in the case of vesicoureteral reflux), the implants act as a bulking material to restore urinary continence or to eliminate reflux of urine from the bladder to the kidneys.

In addition to the urological applications, the Company’s implantable tissue bulking material is also marketed by the Company outside the U.S. for reconstructive and cosmetic plastic surgery applications and vocal cord rehabilitation under the trade name Bioplastique™. In The Netherlands and United Kingdom, the Company’s direct sales force distributes on behalf of another company certain wound care products in accordance with an executed Distributor Agreement. Under the terms of the Distributor Agreement, the Company is not obligated to purchase any minimum level of wound care products.

The Company’s products are currently sold by a direct sales force in the United Kingdom, and by a network of distributors in numerous countries outside the U.S., including Western Europe, Australia, and Central and South America. In September 1999, the Company received unconditional approval from the FDA pursuant to a previously filed IDE Application to initiate human clinical studies in the U.S. for the Company’s primary product Macroplastique in the treatment of female SUI. Through various urological investigators in various clinical sites across the U.S., the Company is currently conducting the human clinical procedures specified by the study protocol.

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

Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three and six month periods ended September 30, 2001 and 2000.

Results of Operations

Net Sales: The Macroplastique product line accounts for approximately 89% of total net sales during the periods presented. In the second quarter ended September, 2001, net sales of all products were $1,056,938, representing a $154,329 or 13% decrease when compared to net sales of $1,211,267 for the second quarter ended September 30, 2000.

During the six months ended September 30, 2001, net sales of all products were $2,206,327, representing a $483,983 or 18% decrease when compared to net sales of $2,690,310 during the six months ended September 30, 2000. The sales decrease was due to increased competition, restructuring of the Company and distributor inventory tightening pending the anticipated launch of product enhancements and new delivery system.

Management expects unit sales of Macroplastique will increase in the remaining six months of fiscal 2002. This will be a result of a November 2001 product launch with Macroplastique product enhancements and distributor training. The goal is to improve the surgical technique, which will lead to an increased number of doctors performing procedures that will broaden the Macroplastique penetration of the SUI market. There can be no assurance, however, the Company’s efforts to increase sales and market penetration will be successful.

Gross Profit: Gross profit was $803,010 and $992,575 for the quarters ended September 30, 2001 and 2000, respectively, or 76% and 82% of net sales. Manufacturing inefficiencies due to the manufacturing of the modified products causes the decrease in the gross profit margin. Gross profit was $1,772,527 and $2,173,277 for the six months ended September 30, 2001 and 2000, respectively, or 80% and 81% of net sales.

General and Administrative Expense: General and administrative (“G&A”) expenses decreased 14% from $361,814 during the second quarter of fiscal 2001 to $310,955 during the second quarter of fiscal 2002 and decreased 16% from $690,903 during the six months ended September 30, 2000 to $583,565 during the six months ended September 30, 2001. The decrease in General and Administrative expenses is primarily attributed to the decrease in personnel as a result of the Company’s restructuring activities in late fiscal 2001.

Research and Development Expense: Research and development (“R&D”) expenses decreased $144,013, or 26%, from $555,325 during the second quarter of fiscal 2001 to $411,312 during the second quarter of fiscal 2002 and decreased $236,061 or 23% from $1,037,411 during the six months ended September 30, 2000 to $801,350 during the six months ended September 30, 2001. The decrease in R&D expense resulted principally from a decrease in personnel related to the Company’s restructuring activities in fiscal 2001 and fiscal 2002 and decreased consulting costs. The human clinical study costs are primarily comprised of clinical site costs relating to patient procedures and follow-up examinations, in addition to the costs of managing the study.

Selling and Marketing Expenses: Selling and marketing (“S&M”) costs decreased 32% from $465,400 during the second quarter of fiscal 2001 to $317,556 during the second quarter of fiscal 2002 and decreased $334,966 or 33% from $1,007,589 during the six months ended September 30, 2000 to $672,623 during the six months ended September 30, 2001 as a result of the fiscal 2001 and fiscal 2002 restructuring of the international sales and marketing department.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, and other non-operating costs when incurred. Other income (expense) was $192,627 and $(217,908) for the quarters ended September 30, 2001 and 2000, respectively and was $106,099 and $(221,184) for the six months ended September 30, 2001 and 2000, respectively. The majority of the difference was due to exchange gains and losses and reduced interest income. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. Dollar (the functional reporting currency) and the Dutch Guilder and British Pound (currencies of the Company’s subsidiaries), as well as their effect on the valuation of intercompany obligations between the Company and its foreign subsidiaries.

Liquidity and Capital Resources

As of September 30, 2001, the Company’s cash and cash equivalent balances totaled $599,506. The capital resources existing at September 30, 2001 were derived from operations during the fiscal years ended March 31, 1997 and 1998, plus the net proceeds from the Company’s sale of approximately 1.7 million shares of Common Stock in June 1998.

At September 30, 2001, the Company had working capital of approximately $2.1 million. During the second quarter of fiscal year 2002, the Company used approximately $153,000 of cash from operating activities and used approximately $412,000 of cash in operating activities during the six months ended September 30, 2001.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash, equipment leasing arrangements, and its accounts receivable and inventory balances at September 30, 2001 of approximately $797,000 and $1,047,000, respectively.

The inventory balance includes approximately $380,000 for the build-up of modified product prior to the launch of the enhanced Macroplastique administration device, due for market release in third quarter of fiscal 2002.

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

Management expects continued high costs associated with the conduct of the U.S. human clinical study for Macroplastique pursuant to the FDA approved IDE, the subsequent U.S. Premarket Approval process, and pre-commercialization and market launch costs in the U.S. relating to Macroplastique for female SUI.

As a result of the Company’s cost reduction activities and the Company’s ability to manage the timing of the FDA clinical expenditures, management believes that current resources and the funds generated from sale of the Company’s products outside the U.S. will be adequate to meet the Company’s cash flow needs through the remaining two quarters of fiscal 2002. Additional funds from the sale of the Company’s securities or other alternative sources will be necessary to actively support the U.S. regulatory activities. It is the intention of the Company to raise additional capital this fiscal year. There can be no assurance that such alternative sources of funds will be available to the Company.

PART II. OTHER INFORMATION

Except for the following, none of the items contained in PART II of Form 10-QSB are applicable to the Company for the three and six months ended September 30, 2001.

ITEM 1. LEGAL PROCEEDINGS

In July 21, 1998, the Company announced the United States Patent and Trademark Office (“USPTO”) had informed the Company the USPTO would, as requested by the Company, initiate an interference proceeding (“the Interference Proceeding”) between the Company and Carbon Medical Technologies, Inc. (“CMT”), formerly Advanced UroScience, Inc., White Bear Lake, Minnesota, to determine which company was the first to invent pyrolytic carbon-coated micro beads for use in treating urinary incontinence. The USPTO had not, as of October 31, 2001, formally declared the Interference Proceeding.

Later in 1998, the Company commenced a related lawsuit against CMT for misappropriation of trade secrets (“Misappropriation Lawsuit”) pertaining to the pyrolytic carbon-coated micro beads, among other things and CMT subsequently brought a counterclaim against the Company with respect to such matter.

Effective October 26, 2001, the Company and CMT entered into a Settlement Agreement terminating the above-referenced legal proceedings; as a part of such Agreement, the Company agreed to dismiss the Misappropriation Lawsuit and to abandon the Interference Proceeding. The entire Settlement Agreement is attached as an exhibit under Item 6 hereof.

ITEM 6. EXHIBITS

10.1	Settlement Agreement, effective October 26, 2001, by, between and among the Company, Arthur A. Beisang, Dr. Robert A. Ersek, Arthur A. Beisang, III, M.D., Carbon Medical Technologies, Inc., Brennen Medical, Inc. and Timothy Lawin.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.

Date:	November 13, 2001	by: /s/ DANIEL G. HOLMAN

Daniel G. Holman
President, Chief Executive Officer,
Chief Financial Officer (Principal Financial Officer),
Director (Principal Executive Officer)

Date:	November 13, 2001	by: /s/ ARIE J. KOOLE

Arie J. Koole
Controller (Principal Accounting Officer)