Form 10QSB
period 2001-12-31
UROPLASTY INC
filed 2002-02-14
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2001

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

     YES [X]       NO [    ]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of January 21, 2002 was $6,291,523.

The number of shares outstanding of the issuer’s only class of common stock on January 21, 2002 was 6,143,071.

Transitional Small Business Disclosure Format:

     YES [    ]       NO [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	December 31, 2001	March 31, 2001

Assets
Current assets:
Cash and cash equivalents	$803,412	$1,012,397
Accounts receivable, net	965,684	983,450
Inventories	835,994	752,436
Other	131,102	258,997

Total current assets	2,736,192	3,007,280
Property, plant, and equipment, net	818,371	902,189
Intangible assets, net	79,965	101,232

Total assets	$3,634,528	$4,010,701

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	December 31, 2001	March 31, 2001

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$202,155	$213,288
Accrued liabilities	386,966	593,997
Current maturities — long-term debt	49,237	46,557

Total current liabilities	638,358	853,842
Long-term debt — less current maturities	415,865	438,335

Total liabilities	1,054,223	1,292,177

Shareholders’ equity:
Common stock $.01 par value; 20,000,000 shares authorized, 6,143,071 and 6,041,071 shares issued and outstanding at December 31, 2001 and March 31, 2001, respectively	61,431	60,411
Additional paid-in capital	6,104,468	5,999,398
Accumulated deficit	(3,163,386)	(2,954,456)
Accumulated other comprehensive loss	(373,608)	(386,829)
Vendor deposits	(48,600)	—

Total shareholders’ equity	2,580,305	2,718,524

Total liabilities and shareholders’ equity	$3,634,528	$4,010,701

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2001	2000	2001	2000

Net sales	$1,348,650	$1,538,892	$3,554,977	$4,229,202
Cost of goods sold	548,826	403,831	982,626	920,864

Gross profit	799,824	1,135,061	2,572,351	3,308,338
Operating expenses
General and administrative	273,225	295,347	856,790	986,250
Research and development	454,835	582,010	1,256,185	1,619,421
Selling and marketing	232,955	431,279	905,578	1,438,868

	961,015	1,308,636	3,018,553	4,044,539

Operating loss	(161,191)	(173,575)	(446,202)	(736,201)

Other income (expense)
Interest income	5,336	10,632	15,353	46,778
Interest expense	(6,611)	(6,876)	(19,817)	(20,305)
Foreign currency exchange gain (loss)	(67,552)	109,634	42,068	(134,267)
Settlement	200,000	—	200,000	—
Other	—	(594)	(332)	(594)

	131,173	112,796	237,272	(108,388)

Loss before income taxes	(30,018)	(60,779)	(208,930)	(844,589)
Income taxes	—	—	—	—

Net loss	$(30,018)	$(60,779)	$(208,930)	$(844,589)

Basic loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.14)
Diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.14)
Weighted average common shares outstanding:
Basic	6,140,625	5,985,271	6,088,264	5,983,871
Diluted	6,140,625	5,985,271	6,088,264	5,983,871

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Months Ended December 31, 2001 and 2000
(Unaudited)

	2001	2000

Cash flows from operating activities:
Net loss	$(208,930)	$(844,589)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	157,530	153,007
Loss on disposal of assets	2,120	—
Stock-based consulting expense	6,790	5,056
Changes in operating assets and liabilities:
Accounts receivable	17,766	(170,550)
Inventories	(83,558)	(287,354)
Other current assets	145,242	116,286
Accounts payable	(11,133)	(84,473)
Accrued liabilities	(169,331)	31,355

Net cash used in operating activities	(143,504)	(1,081,262)

Cash flows from investing activities:
Payments for property, plant and equipment	(35,646)	(50,514)
Proceeds from sale of property, plant and equipment	2,225	—
Payments relating to intangible assets	—	(19,489)
Redemption of marketable securities	—	750,000

Net cash (used in) provided by investing activities	(33,421)	679,997

Cash flows from financing activities:
Repayment of long-term debt	(37,103)	(35,304)
Proceeds from issuance of note payable	8,000	—
Net proceeds from issuance of stock	13,000	5,000
Deferred offering costs	(17,347)	—

Net cash used in financing activities	(33,450)	(30,304)

Effect of exchange rates on cash and cash equivalents	1,390	(10,786)

Net decrease in cash and cash equivalents	(208,985)	(442,355)
Cash and cash equivalents at beginning of period	1,012,397	1,553,093

Cash and cash equivalents at end of period	$803,412	$1,110,738

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$22,201	$22,810
Cash paid during the period for income taxes	—	—

Supplemental disclosure of non-cash financing and investing activities:

     The Company issued 29,000 shares of common stock valued at $37,700 as payment for the Company’s 401(k) plan profit sharing contribution during the nine-month period ended December 31, 2001.

During the nine-month period ended December 31, 2001, the Company issued 60,000 shares of its common stock to a vendor valued at $48,600 at December 31, 2001 related to a deposit on a mold for one of the Company’s products.

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

The consolidated financial statements presented herein as of December 31, 2001 and for the three and nine-month periods ended December 31, 2001 and 2000 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows for the interim periods.

2. Nature of Business

The Company is currently selling its products outside of the United States and is undertaking clinical trials in the United States. Based on the Company’s current plans, it is anticipated that the Company will launch its products in the US after obtaining FDA approval. Completing clinical trials and obtaining FDA approval is a costly and time-consuming process. Management believes that the Company’s ability to manage cash, if required, through a less aggressive clinical trial schedule should provide adequate cash flows to fund the Company’s obligations through fiscal 2003. In the event the Company were not to generate adequate cash flows from operations or financing activities, the Company’s US market launch could be delayed. Ultimately, the Company will need to achieve profitability and positive cash flows from operations or obtain additional debt or equity financing to fund its operations.

In December 2001, the Company filed a registration statement to register 1,534,518 rights to acquire 3,069,036 shares of Company’s common stock and warrants to acquire 1,534,518 shares of common stock. If all of the rights are sold the Company will receive gross proceeds of $3.1 million. There is no assurance that this offering will be partially or fully completed. Simultaneous with the effectiveness of the registration statement, the Company intends to effect a 1 for 2 reverse stock split. The accompanying financial statements have not been adjusted to reflect the reverse stock split.

3. New Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or disposal of Long-Lived Assets. Statement No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. However, this statement retains the fundamental provisions of Statement No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company will adopt the provisions of Statement No. 144 effective April 1, 2002.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	December 31, 2001	March 31, 2001

Raw materials	$82,314	$82,827
Work-in-process	188,516	337,077
Finished goods	565,164	332,532

	$835,994	$752,436

5. Comprehensive Loss

Comprehensive loss consists of net loss, and the translation adjustment as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2001	2000	2001	2000

Net loss	$(30,018)	$(60,779)	$(208,930)	$(844,589)
Items of other comprehensive loss:
Translation adjustment	1,431	41,816	13,221	(20,986)

Total comprehensive loss	$(28,587)	$(18,963)	$(195,709)	$(865,575)

6. Reconciliation of Net Loss and Share Amounts Used in EPS Calculation

Basic loss per common share is calculated by dividing net loss by the weighted-average common shares outstanding during the period. Diluted loss per common share for the three and nine months ended December 31, 2001 and 2000 was calculated using the treasury-stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive potential common shares.

	Basic loss		Diluted loss
	per share	Effect of	per share
	to common	dilutive	to common
	shareholders	securities	shareholders

For the three months ended:
December 31, 2001
Net loss	$(30,018)	—	$(30,018)
Shares	6,140,625	—	6,140,625

Per share amount	$(0.01)	—	$(0.01)

December 31, 2000
Net loss	$(60,779)	—	$(60,779)
Shares	5,985,271	—	5,985,271

Per share amount	$(0.01)	—	$(0.01)

For the nine months ended:
December 31, 2001
Net loss	$(208,930)	—	$(208,930)
Shares	6,088,264	—	6,088,264

Per share amount	$(0.03)	—	$(0.03)

December 31, 2000
Net loss	$(844,589)	—	$(844,589)
Shares	5,983,871	—	5,983,871

Per share amount	$(0.14)	—	$(0.14)

The following options and warrants outstanding at December 31, 2001 and 2000 to purchase shares of common stock were excluded from diluted loss per share as their impact would be anti-dilutive as follows:

	Number of
	Options/Warrants	Range of exercise prices
	_____________________	_____________________
For the three months ended:
December 31, 2001	1,603,300	$.50-3.50
December 31, 2000	1,271,400	$.50-3.50
For the nine months ended:
December 31, 2001	1,603,300	$.50-3.50
December 31, 2000	1,271,400	$.50-3.50

7. Vendor Deposits

In September 2001 the Company executed an agreement with a vendor to manufacture a mold for one of the Company’s products. As consideration, the Company issued 60,000 shares of common stock to be held in escrow until completion of the mold. The Company recorded the fair value of the restricted common stock aggregating $48,600, As of December 31, 2001, as a vendor deposit in shareholders’ equity.

8. Settlement

On October 26, 2001, the Company reached a litigation settlement with a third party. Due to collectibility uncertainties, the Company will record the settlement gain on a cash basis. During the quarter ended December 31, 2001, the Company received and recorded a $200,000 gain related to this settlement.

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

In order to reduce costs positions an aggregate of 21 positions worldwide were canceled in fiscal 2001 and August 2001, either by terminating employment agreements or attrition. This has reduced salary costs and associated expenses by approximately $75,000 a month. Broken down by department the reductions are as follows: a $9,000 per month reduction in manufacturing, a $18,000 per month reduction in general and administrative, a $24,000 per month reduction in research and development and a $24,000 per month reduction in selling and marketing. The Company’s realized cost reductions were in line with management’s expectation.

Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three and nine month periods ended December 31, 2001 and 2000.

Results of Operations

Net Sales: The Macroplastique product line accounts for approximately 89% of total net sales during the periods presented. In the third quarter ended December 2001, net sales of all products were $1,348,650, representing a $190,242 or 12% decrease when compared to net sales of $1,538,892 for the third quarter ended December 31, 2000.

During the third quarter of fiscal 2002, the Company launched the enhanced delivery system. In the third quarter ended December 2001, net sales of the modified products were $635,018, or 47% of the total net sales. The percentage of modified product sales will increase in the following quarters, as the non-modified products will be sold to a selected group of customers only. Management believes there could be a pricing pressure upon the non-modified products. The Company recorded an allowance for inventory obsolescence on non-modified inventory items of approximately $66,000, for                      estimated excess quantities resulting from the new product launch. The introduction of the modified products in the third quarter was successful and the products have been well accepted by the Company’s customers.

During the nine months ended December 31, 2001, net sales of all products were $3,554,977 representing a $674,225 or 16% decrease when compared to net sales of $4,229,202 during the nine months ended December 31, 2000. Management believes the sales decrease was primarily due to aggressive marketing programs targeted toward the urological and gynecological surgeons by large, competitive companies.

Management expects unit sales of Macroplastique will increase in the remaining quarter of fiscal 2002. This will be a result of a November 2001 product launch with Macroplastique product enhancements and distributor training. The goal is to improve the surgical technique, which will lead to an increased number of doctors performing procedures that will broaden the Macroplastique penetration of the SUI market. There can be no assurance, however, the Company’s efforts to increase sales and market penetration will be successful.

Gross Profit: Gross profit was $799,824 and $1,135,061 for the quarters ended December 31, 2001 and 2000, respectively, or 59% and 74% of net sales. Low production volumes in the third quarter of fiscal 2002 combined with producing in relatively fixed-cost manufacturing plants and the additional allowance for inventory obsolescence caused the decrease in gross margin. A build-up of the modified products inventory took place in the first six month of fiscal 2002, to prepare for the launch in November 2001. A continued low gross margin as a percentage of sales is expected for the fourth quarter of fiscal 2002, as production levels are not expected to increase until early fiscal 2003. Gross profit was $2,572,351 and $3,308,338 for the nine months ended December 31, 2001 and 2000, respectively, or 72% and 78% of net sales. Excess capacity, manufacturing inefficiencies due to the manufacturing of the modified products and the additional allowance for inventory obsolescence of $66,000 caused the decrease in the gross profit margin.

General and Administrative Expense: General and administrative (“G&A”) expenses decreased 7% from $295,347 during the third quarter of fiscal 2001 to $273,225 during the third quarter of fiscal 2002 and decreased 13% from $986,250 during the nine months ended December 31, 2000 to $856,790 during the nine months ended December 31, 2001. The decrease in G&A expenses is primarily attributed to the decrease in personnel as a result of the Company’s restructuring activities in late fiscal 2001 and in August 2001. Legal expenses were $26,000 higher in the third quarter of fiscal 2002, compared to the third quarter of fiscal 2001, caused by the settlement noted below.

Research and Development Expense: Research and development (“R&D”) expenses decreased $127,175, or 22%, from $582,010 during the third quarter of fiscal 2001 to $454,835 during the third quarter of fiscal 2002 and decreased $363,236 or 22% from $1,619,421 during the nine months ended December 31, 2000 to $1,256,185 during the nine months ended December 31, 2001. The decrease in R&D expense resulted principally from a decrease in personnel related to the Company’s restructuring activities in fiscal 2001 and fiscal 2002. The human clinical study costs are primarily comprised of clinical site costs relating to patient procedures and follow-up examinations, in addition to the costs of managing the study.

Selling and Marketing Expenses: Selling and marketing (“S&M”) costs decreased 46% from $431,279 during the third quarter of fiscal 2001 to $232,955 during the third quarter of fiscal 2002 and decreased $533,290 or 37% from $1,438,868 during the nine months ended December 31, 2000 to $905,578 during the nine months ended December 31, 2001 as a result of the fiscal 2001 and fiscal 2002 restructuring of the international sales and marketing departments as well as decreased salesperson travel costs and decrease costs relating to trade-shows, conventions and congresses.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, settlement income and other non-operating costs when incurred. Other income (expense) was $131,173 and $112,796 for the quarters ended December 31, 2001 and 2000, respectively and $237,272 and $(108,388) for the nine months ended December 31, 2001 and 2000, respectively. The majority of the differences between periods was due to exchange gains and losses, reduced interest income and the $200,000 of proceeds in the third quarter of fiscal 2002 from the litigation settlement as described in note 8 to the interim consolidated financial statements. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. Dollar (the functional reporting currency) and the Dutch Guilder and British Pound (currencies of the Company’s subsidiaries), as well as their effect on the dollar denominated intercompany obligations between the Company and its foreign subsidiaries. At December 31, 2001 and 2000, the Company had $4.3 million and 4.7 million of dollar denominated debt at its foreign Dutch subsidiary. The Company recognized foreign currency losses of $67,552 in the current-years quarter primarily as the result of a strengthened US Dollar compared to the Dutch Guilder. In the prior year quarterly period, the Company recognized $109,434 of foreign currency gains. For the nine-month period ended December 31, 2001, the Company recognized foreign currency gains of $42,068 as compared to losses of $134,267 for the same prior-year period.

Liquidity and Capital Resources

As of December 31, 2001, the Company’s cash and cash equivalent balances totaled $803,412. The capital resources existing at December 31, 2001 were derived from operations during the fiscal years ended March 31, 1997 and 1998, plus the net proceeds from the Company’s sale of approximately 1.7 million shares of Common Stock in June 1998.

At December 31, 2001, the Company had working capital of approximately $2.1 million. During the third quarter of fiscal year 2002, operations provided approximately $230,000 of cash and used approximately $144,000 of cash in operating activities during the nine months ended December 31, 2001.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash, equipment leasing arrangements, and its accounts receivable and inventory balances at December 31, 2001 of approximately $965,684 and $835,994, respectively.

The inventory includes approximately $15,000 raw materials and $112,000 finished goods relating to non-modified inventory items. The Company recorded an allowance for inventory obsolescence on non-modified inventory items of approximately $66,000, of which $15,000 for raw materials and $51,000 for finished goods in the quarter ended December 31, 2001. The Company intends to phase out the inventory of non-modified product totaling $61,000, for which no allowance for inventory obsolescence has been recorded, during the next several fiscal quarters. As of December 31, 2001 the allowance for inventory obsolescence is $31,000 for specific inventory items and $66,000 for non-modified inventory items.

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

As a result of the Company’s cost reduction activities and the Company’s ability to manage the timing of the FDA clinical expenditures, management believes that current resources and the funds generated from sale of the Company’s products outside the U.S. will be adequate to meet the Company’s cash flow needs, including R&D activities associated with existing products and markets through fiscal 2003.

Additional funds from the sale of the Company’s securities or other alternative sources will be necessary to actively support the U.S. regulatory activities. It is the intention of the Company to raise additional capital this fiscal year. There can be no assurance that such alternative sources of funds will be available to the Company.

In December 2001, the Company filed a registration statement to register 1,534,518 rights to acquire 3,069,036 shares of Company’s common stock and warrants to acquire 1,534,518 shares of common stock. If all of the rights are sold the Company will receive gross proceeds of $3.1 million. There is no assurance that this offering will be partially or fully completed. Simultaneous with the effectiveness of the registration statement, the Company intends to effect a 1 for 2 reverse stock split. The accompanying financial statements have not been adjusted to reflect the reverse stock split.

PART II. OTHER INFORMATION

Except for the following, none of the items contained in PART II of Form 10-QSB are applicable to the Company for the three and nine months ended December 31, 2001.

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

Proceeds from the Settlement will be recognized upon the receipt of cash. During the quarter ended December 31, 2001, the Company received and recorded a $200,000 gain related to this settlement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC

Date: February 14, 2002	by: /s/ DANIEL G. HOLMAN Daniel G. Holman President, Chief Executive Officer, Chief Financial Officer (Principal Financial Officer), Director (Principal Executive Officer)

Date: February 14, 2002	by: /s/ ARIE J. KOOLE Arie J. Koole Controller (Principal Accounting Officer)