Form 10KSB40/A
period 2001-03-31
UROPLASTY INC
filed 2002-02-19
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

      YES [X]       NO [   ]

PART I

Uroplasty, Inc. (“Uroplasty”, or the “Company”) may from time to time make written or oral “forward-looking statements”, including statements contained in this filing by the Company with the Securities and Exchange Commission and in its reports to stockholders, as well as elsewhere. Forward-looking statements are statements such as those contained in projections, plans, objectives, estimates, statements of future economic performance, and assumptions related to any of the foregoing, and may be identified by the use of forward-looking terminology, such as “may,” “expect,” “anticipate,” “estimate,” “goal,” “continue,” or other comparable terminology. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to the Company’s future performance that may cause the actual results, performance, or achievements of the Company, or industry results, to differ materially from those expressed or implied in any such forward-looking statements. Any such statement is qualified by reference to the following cautionary statements.

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

ITEM 1. DESCRIPTION OF BUSINESS

Overview

The Company designs, develops, manufactures, and markets medical products primarily for the treatment of urinary incontinence and vesicoureteral reflux. The Company’s key product is Macroplastique® Implants, an injectable, soft tissue-bulking agent used to treat stress urinary incontinence (“SUI”), the most common form of urinary incontinence. SUI refers to the involuntary loss of urine as a result of activities that increase intra-abdominal pressure, such as coughing, laughing, or exercising. Macroplastique is also used to treat vesicoureteral reflux (“VUR”), a condition occurring mostly in children in which urine flows backward from the bladder into the kidney. Additionally, men recovered from prostate surgery who experience incontinence are also candidates for Macroplastique treatment. Macroplastique is CE marked in Europe (similar to FDA approval in the United States), allowing the product to be sold throughout the European Union, and is marketed in other major markets throughout the world, including Canada, Australia, and many Latin American and Pacific Rim countries. Macroplastique is not sold in the United States because it is not approved by the Food and Drug Administration (“FDA”) for marketing in the United States. However, the Company is currently conducting human clinical trials in the United States on Macroplastique for the treatment of female SUI pursuant to an Investigational Device Exemption (“IDE”) granted by the FDA in July 1999.

Macroplastique® Implants

Macroplastique is an injectable soft tissue-bulking agent used to treat SUI and VUR. Macroplastique is a proprietary composition of heat vulcanized, highly textured, solid, soft, irregularly shaped polydimethylsiloxane (solid silicone) implants suspended in a biocompatible carrier solution. Based on the Company’s clinical experience outside the United States, Macroplastique does not cause an adverse tissue response, and is not resorbed by the body. Macroplastique is used to provide bulking of the urethral sphincter to treat SUI. The implantation of Macroplastique is minimally invasive and can be accomplished in less than 30 minutes in an inpatient or outpatient setting. It is designed to restore the patient to normal urinary continence almost immediately following treatment. Macroplastique is also used to treat vesicoureteral reflux, a condition occurring primarily in children, as well as incontinence in men after prostate surgery.

The Company markets Macroplastique through Uroplasty BV, The Netherlands, on the basis its use can lead to lower surgical risk, provides a long-lasting treatment, shorter recovery time, and less expense when compared to invasive alternatives. The Company believes the advantages of Macroplastique are its biocompatibility, nonabsorbancy, cost effectiveness, and its successful use in patients outside the United States since 1991.

Urinary Incontinence and Vesicoureteral Reflux Markets

Urinary incontinence is an involuntary loss of urine, which has emotional, social, and hygienic consequences. In varying degrees, urinary incontinence is a problem suffered by millions of people worldwide. The Agency for Health Policy and Research (AHCPR), a division of the Public Health Service, U.S. Department of Health and Human Services, estimates that urinary incontinence affects about 13 million people in the United States of which, 85% or 11 million are women. The same agency estimates the total cost (utilizing all management and curative approaches) of treating incontinence of all types in the United States as $15 billion. Bulking agents such as Macroplastique are used to treat women with stress urinary incontinence (SUI) caused by intrinsic sphincter deficiency (ISD), and the National Association For Incontinence (NAFC) estimates that up to 15% of woman suffering with stress urinary incontinence is a result of intrinsic sphincter deficiency. Urethral Bulking Agents (UBA) are currently recommended by AHCPR as first-line treatment for woman with ISD who do not have coexisting urethral hypermobility. Male patients can benefit from a urethral bulking agent procedure such as Macroplastique, and according to the Agency for Health Policy and Research UBA is recommended as first-line surgical treatment for men with ISD. According to the American College of Surgeons, there are approximately 400,000 prostate surgeries performed each year in the United States, and up to 20% of these men develop incontinence following the procedure. Urinary incontinence can result in a substantial decrease in a person’s quality of life, and is often the main reason a family moves an elderly person to nursing home care. The Company expects the incidence of urinary incontinence will rise as the percentage of elderly people continues to increase.

The Agency for Healthcare Research and Quality (AHRQ) reported that vesicoureteral reflux (VUR) is primarily a pediatric concern, with a prevalence estimated to be as high as 3% of the U.S. pediatric population. Approximately 15,000 surgical procedures are performed per year to address this VUR issue. Patients with VUR grades 1 through 4 in this population are candidates for Macroplastique treatments. Globally, Macroplastique used to correct the vesicoureteral reflux condition can save patient costs related to continued use of antibiotics for treating these patients for chronic urinary tracts infections, which can lead to more serious related health complications.

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

Management and Treatment of Urinary Incontinence

There are two general approaches to dealing with urinary incontinence. One approach is to manage symptoms with items such as pads or diapers. The other approach is to undergo curative treatments in an attempt to restore continence, such as injection of urethral bulking agents or by invasive surgeries. The Company believes and endorses the treatment of urinary incontinence from the least invasive to the most invasive therapy as needed.

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

Drug Therapy: Drug treatment is used to manage multiple types of urinary incontinence. These drugs tend to fall into one of two categories: those that manage urge urinary incontinence by affecting the contraction of the muscle tissue of the bladder and those that manage stress urinary incontinence by either affecting contraction of the muscle tissue of the bladder neck or improving the quality of the mucosal lining of the bladder neck and urethra. Drugs seldom cure stress urinary incontinence and the potential side effects include urinary retention, nausea, dizziness, blurred vision, and the possibility of unwanted interactions with other drugs.

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

Injectable Bulking Agents: Urethral Bulking Agents (UAB)s are inserted with a needle into the area around the urethra, thereby augmenting or bulking the sphincter. Hence, these materials are often called “bulk-enhancing agents”, “bulking agents”, or “injectables”. Bulking agents may be either synthetic or biologically derived. Bulking agents are an attractive alternative to surgery because they are considerably less invasive than many of the surgical procedures described above. For this reason, bulking agents represent a particularly desirable treatment option for the elderly or infirm who may not otherwise be able to withstand the trauma and morbidity resulting from a fully invasive surgical procedure. Active women benefit from the use of bulking agents since their use will often allow the patient to return to normal activities in a matter of days instead of weeks for fully invasive surgical procedures. Additionally, the use of a UBA does not preclude the use of more invasive treatments later on if the need arises. The 1996 Clinical Practice Guidelines published by the U.S. Department of Health and Human Services recommend periurethral bulking agents as a first line treatment for men with ISD and for women with ISD who do not have co-existing hypermobility. Bulking agents should be positioned as a primary minimally invasive procedure to treat only Type I, Type IIb, and Type III patients without major prolapse or hypermobility component. Slings or suspensions should be positioned to treat patients with major prolapse or hypermobility.

The two major types of bulking agents are biologically derived and synthetic agents. Biologically derived bulking agents include injections of a patient’s own fat cells, polysaccharides (not commercially available in the U.S.) or bovine collagen. Fat injections involve complex, invasive harvesting of the patient’s own fat cells and reinjecting them into the bladder neck. Some of these biological agents require pre-treatment allergy tests, and since the body resorbs these agents over time, subsequent reinjections may be necessary. Macroplastique (polydimethylsiloxane) is a synthetic silicone elastomer bulking agent. Regarding Macroplastique, physicians and potential patients will question the silicone issue; however, we are confident that we can provide support and documentation to show the difference between our silicone elastomer product and the silicone gel products that were associated with the breast implants. Other synthetic bulking agents are composed of polytetrafluoroethylene (PTFE) (not commercially available in the U.S.) and pyrolytic carbon-coated beads.

Marketing, Distribution, and Sales

The Company markets and sells Macroplastique and the related ancillary products used in the implantation procedure only in countries outside the United States. The Company has a direct sales forces consisting of four persons in the United Kingdom. Additionally, the Company employs three sales managers in The Netherlands and one in the United States to manage a network of distributors selling the Company’s products outside the United States in approximately 40 countries including Canada, Australia, and countries within Europe, Asia, Latin America and the Pacific Rim. The Company’s technical staff in The Netherlands and the United States trains both new as well as existing distributors. The Company has written territory-specific distribution agreements with each of the individual distributors. None of the distributors may sell injectable products that compete directly with Macroplastique. No distributor accounted for more than 10% of the Company’s sales. Collectively, the Company’s distributors accounted for approximately 58% and 57% of total net sales in fiscal years 2001 and 2000, respectively.

The Company recently introduced a newly developed set of instruments within a kit for the delivery of Macroplastique in the treatment of female SUI named the Macroplastique® Implantation System (MIS) to markets outside the United States. The MIS is for use by urologists, gynecologists, and urogynecologists for the implantation of Macroplastique without the aid of an endoscope. Historically, urologists have principally performed the Macroplastique procedure. The Company believes with the MIS, Macroplastique will be available to a larger number of physicians and therefore will be available to more female SUI sufferers. However, there can be no assurance the MIS will have any significant effect on increasing sales of Macroplastique.

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

Under the European MDD, Macroplastique is considered a Class IIb long-term implantable device. To obtain the CE mark for Macroplastique, the Company was required to submit extensive information regarding product design, labeling, and preclinical and clinical safety testing to its Notified Body for evaluation by expert reviewers. In addition, the Company maintains registration to rigorous quality standards ISO 9001, ISO 13485 and EN 46001. After successfully demonstrating full compliance to the MDD, the Notified Body issued a Certificate of Authorization to the Company in June 1996, allowing the Company to place the CE mark on Macroplastique and Bioplastique and their related accessories. From 1991 to 1996, the Company marketed products in Europe through individual country registrations. By complying with the MDD and any specific National requirements, Macroplastique is marketed throughout the European Union. The Company is subject to periodic surveillance audits by its Notified Body to ensure it adheres to the requirements of the MDD, as well as quality standards ISO 9001, ISO 13485 and EN 46001. Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company’s business, financial condition, and results of operations. There can be no assurance the Company will not be required to incur significant costs to comply with laws and regulations in the future, or that laws or regulations will not have a material adverse effect upon the Company’s business, financial condition, or results of operations.

The Company maintains facilities in the United States, United Kingdom, and The Netherlands, each of which has numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. To the best of our knowledge, the Company complies with all applicable local, state and national laws. There can be no assurance the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company’s ability to do business, financial condition, or results of operations.

The Company is structured so that The Netherlands subsidiary conducts business as a manufacturer and international sales office, and is responsible for the worldwide distribution of Macroplastique products outside of the United States through our network of independent distributors. The United Kingdom subsidiary is responsible for direct sales and distribution of Macroplastique products to hospitals and physicians within the United Kingdom and Ireland. As a result of our corporate structure, the U.S. regulation regarding medical exports that are not FDA approved does not materially affect our business.In the United States, the Company must comply with the Federal Food, Drug, and Cosmetic Act, as amended, which is enforced by the FDA. The FDA has determined urethral bulking agents such as Macroplastique are Class III devices subject to a Pre-Market Approval (PMA) application prior to marketing in the United States.

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

After PMA approval, the Company must comply with FDA regulations to maintain its U.S. marketing approval. The Company’s manufacturing facilities will be subject to routine inspections by the FDA to ensure compliance with U.S. Quality System Requirements. Even though the Company has achieved ISO 9001, ISO 13485 and EN 46001 registrations, there can be no assurance the FDA would find the Company’s quality system to be in compliance with all relevant aspects of the U.S. requirements. The Company is also subject to a variety of state and local laws and regulations in those states or localities where its product will be manufactured and/or marketed. Any applicable state or local regulations may hinder the Company’s ability to market its products in those states or localities.

Third-Party Reimbursement

Reimbursement systems vary significantly by country. Third-party payors consist of government health programs, private health insurance plans, managed care organizations and other similar programs. Outside of the United States, government managed health care systems control reimbursement for devices and procedures such as Macroplastique. Reimbursement for Macroplastique has been successful in multiple international markets where hospitals and physicians have been able to get budgets approved by fund-holder trusts or global hospital budgets. Physicians or hospitals that apply, but do not receive satisfactory reimbursement from either third-party payors or the government, may choose not to use Macroplastique, and the sales of our products could be affected. When we receive FDA approval to market Macroplastique in the United States, Uroplasty will need to apply for and gain acceptance from Medicare and other third-party reimbursement. There is no uniform policy for reimbursement throughout the United States, and no guarantee Macroplastique will be reimbursed at the levels expected by the Company, if at all.

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

Manufacturing

The Company manufactures Macroplastique at its own facilities. Components are manufactured in the United States, and finished products are manufactured in The Netherlands from medical grade materials obtained from suppliers qualified by the Company’s Quality Department. The Company’s facilities utilize dedicated heating, ventilation, and high efficiency particulate air (HEPA) filtration systems for the manufacturing areas to provide a controlled working environment. All manufacturing processes are performed by trained production technicians according to written procedures approved by the Company’s Quality Department. All critical manufacturing processes are performed in a cleanroom environment. An outside vendor sterilizes Macroplastique, Bioplastique and their accessories using validated methods and returns the products to the Company for final inspection and testing.

The Company’s manufacturing facilities are periodically audited by an independent registrar to ensure compliance with ISO 9001 ISO 13485 and EN 46001 quality system requirements. Prior to marketing the product in the United States, the Company will also be inspected by the U.S. FDA and will be subject to additional state, local, and federal government regulations applicable to the manufacture of the Company’s products. See “Description of Business — Government Regulations”.

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

Other soft-tissue injectable urethral bulking agents competing directly with Macroplastique for the treatment of stress urinary incontinence are Contigen® distributed by C.R. Bard, Inc. worldwide pursuant to a licensed agreement with McGhan Medical Corporation (an Inamed Company), Deflux® manufactured and distributed only outside the U.S. by Q-Med AB, and Durasphere® manufactured and distributed by Carbon Medical Technologies (formerly Advanced UroScience, Inc.). In addition, the Company believes Curis, Inc., Protein Polymer Technologies, Genyx Medical, and Bioform, Inc. are performing research and development and/or are seeking regulatory approval for various types of soft-tissue injectable bulking agents for treatment of urinary incontinence. In contrast to the products currently approved for sale, Macroplastique, marketed outside the United States since 1991, is a synthetic material that will not degrade, become resorbed or migrate, and does not require the patient to have a skin test prior to the procedure. The silicone-elastomer material has been studied for over 50 years in medical use for such Urological applications as penile implants, stents and catheters. The patented Macroplastique Implantation System (MIS) offers a unique, non-endoscopic, minimally invasive delivery system that can be performed in the physician office as an out-patient procedure. The Company expects continued stiff competition with Johnson & Johnson, American Medical Systems, C.R. Bard Inc., Cook Urological, Boston Scientific Corporation and others who manufacture urinary incontinence surgical products such as sling devices. These companies have the advantage to bundle their incontinence products or device onto contracts that require a hospital to purchase the incontinence device in order to maintain discounts on other product lines.

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

In 1992, the Company and its then parent, Bioplasty, Inc., were sued by Collagen Corporation, which alleged that Macroplastique infringed on one of its U.S. patents for a bulking agent. The parties entered into a license and settlement agreement in 1993 pursuant to which the Company pays Collagen a royalty of 5% of net sales in the U.S. of Macroplastique products with a minimum of $50,000 per year. The duration of the Collagen Corporation agreement is through May 1, 2006. Collagen has not brought any new or renewed legal action in connection with its allegations. There can be no assurance, however, Collagen and/or any other third party will not pursue legal action with respect to these matters.

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

Research and Development

The Company has an active Research and Development program working to develop new products in the field of incontinence. The Company is also continually evaluating potential improvements as well as new methods and devices for the implantation of Macroplastique and on new applications for this material. R&D expenses also include the costs of clinical studies including the U.S. clinical trial currently underway pursuant to the IDE approved by the FDA. Expenditures for research and development totaled $2,150,177 and $1,684,178 for the fiscal years ended March 31, 2001 and March 31, 2000, respectively. None of these costs were borne directly by customers.

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

The Company’s wholly owned foreign subsidiaries and their respective principal functions are as follows:

Uroplasty BV	Incorporated in The Netherlands, is the manufacturer of Macroplastique and Bioplastique and all their accessories, and sells its products through distributors.

Uroplasty LTD	Incorporated in and acts as the sole distributor of Macroplastique and wound care products in the United Kingdom.
Bioplasty BV	Incorporated in The Netherlands and is the distributor of Bioplastique to subdistributors, and distributes wound care products in The Netherlands.
Uroplasty Corp.	Incorporated in Canada; no longer has any activities.

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

Government Regulation: The Company’s product, manufacturing processes, and product development activities are subject to extensive and rigorous regulation by governmental and regulatory authorities in foreign countries similar to the U.S. Food and Drug Administration (“FDA”). In Europe, where Macroplastique® has been used since 1991, the Company’s introduction of medical devices as well as the design, manufacturing, labeling, distribution, sale, marketing, advertising, promotion, and record keeping procedures for the Company’s products are subject to laws and regulations governing medical devices contained in the European Medical Device Directives (“MDD”).

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

Clinical Studies: There are numerous abstracts and articles that support Macroplastique for the treatment of stress urinary incontinence (SUI) and vesicoureteral reflux (VUR) that have been published in the scientific literature. The majority of these publications are uncontrolled, which preclude their use in obtaining marketing clearance in the United States. Consequently, the company is currently conducting a human clinical trial pursuant to an IDE approval by the FDA that will provide a controlled, prospective clinical study concerning Macroplastique treatment. Until this study is completed, no assurance can be given that Macroplastique will receive marketing clearance in the United States.

Raw Material / Component Suppliers: The Company currently purchases certain materials from single, qualified and approved sources. Alternative suppliers for all these materials exist should the current suppliers discontinue production or distribution. However, the Company would need to complete additional testing to qualify the materials obtained from any new suppliers. Limited notice of the need to switch suppliers for any of these materials could result in production delays and inventory depletion, and alternative suppliers could change prices significantly higher than current costs. The Company has not experienced any shortage of these materials to date; however, no assurance can be given that shortages of these materials will not be experienced in the future.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns office and warehouse space at Hofkamp 2, 6161 DC Geleen, The Netherlands. In addition, the Company leases office, warehouse, laboratory and production space through February 2003 at 2718 Summer Street NE, Minneapolis Minnesota 55413-2820, USA; office and warehouse space through September 2001 at Unit 3, Woodside business Park, Whitley Wood Lane, Reading, Berkshire RG2 8LW, United Kingdom; and office, warehouse, laboratory and manufacturing space through June 2002 at Industrieweg 12, 5627 BS Eindhoven, The Netherlands. The Company considers its facilities adequate; however, additional office, production, and warehouse space will likely be necessary upon FDA approval and subsequent increases in production, marketing, and sales activities in the U.S.

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

Fiscal Quarters	Low Bid	High Bid
First Quarter	$2.2500	$2.8750
Second Quarter	1.7500	2.3125
Third Quarter	1.4375	2.1875
Fourth Quarter	1.4375	2.0000
April 1, 2001 -- May 25, 2001	$1.5200	$1.7500

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

In order to reduce costs, thirteen positions worldwide were canceled in the fourth quarter of fiscal 2001, either by terminating employment agreements or attrition. Two manufacturing positions were eliminated, three administrative positions, four positions in research and development and four sales and marketing positions. These changes reduced salary and associated employment costs by approximately $50,000 per month. Broken down by department the reductions are as follows: a $5,000 per month reduction in manufacturing, a $14,000 per month reduction in general and administrative, a $18,000 per month reduction in research and development and a $13,000 per month reduction in selling and marketing. The Company believes that operations will not be materially impacted as a result of these positions being eliminated. The Company believes that increased focus on strategic goals and increased efficiencies will allow the Company to compensate for the eliminated positions. The total severance payments recorded in the fourth quarter fiscal 2001 for terminated employees were $178,249. Substantially all termination obligations were paid in fiscal 2001.

In order to establish distribution in France with a prominent urology organization, the Company entered into an agreement to terminate the distribution of its products in France by its then existing distributor. Under the terms of the negotiated early termination, the Company compensated the distributor for lost profits as required by French law and obtained agreements for the distributor not to compete or disclose information for a limited period of time and to provide assistance in transitioning business to the new distributor. Payments totaling approximately $288,000 will be made by the Company in fourteen equal monthly payments beginning in January 2001. The total amounts of payments were recorded as a liability and corresponding expense in the Company’s fourth quarter consolidated financial statements in fiscal 2001. Management believes sales to the French market will increase as a result of the replacement of the distributor.

Set forth below is management’s discussion and analysis of the financial condition and results of operations for the year ended March 31, 2001 and 2000. See note 10 to the Consolidated Financial Statements for business segment information.

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

Selling and Marketing Expenses: Selling and marketing (“S&M”) costs increased 6% from $2,071,547 during fiscal 2000 to $2,185,809 during fiscal 2001. In the fourth quarter of fiscal 2001, $294,000 was expensed as a termination fee of a distribution agreement. Selling and Marketing expenses decreased as a result of decreases in personnel and related costs designed to streamline the selling function and reduce the selling cost to revenue dollar ratio.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, and other non-operating costs when incurred. Other income (expense) was $(310,270) and $(82,582) for the years ended March 31, 2001 and 2000, respectively. Interest income was $54,617 and $122,825 for the years ended March 31, 2001 and 2000, respectively. This decrease is due to the redemption of marketable securities and decreased cash and cash equivalents balances. Interest expense decreased from $28,021 for fiscal 2000 to $27,335 for fiscal 2001 as the result of decreased long-term debt and capital lease balances. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. Dollar (the functional reporting currency) and the Dutch Guilder and British Pound (currencies of the Company’s subsidiaries), as well as their effect on the dollar denominated intercompany obligations between the Company and its foreign subsidiaries. The Company’s foreign currency exchange loss was $336,958 and $177,386 for the years ended March 31, 2001 and 2000, respectively. At March 31, 2001 and 2000 the Company has $4.3 million and $3.9 million of dollar denominated debt at its Dutch subsidiaries, of which $3.1 million and $2.7 million are short-term dollar denominated obligations that the Company records currency fluctuations in earnings. The increase loss is due to a strengthened U.S. Dollar compared to the Dutch Guilder.

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

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash, equipment leasing arrangements, and its accounts receivable and inventory balances at March 31, 2001 of approximately $983,000 and $752,000, respectively. As of March 31, 2001 the allowance for inventory obsolescence is $22,000. Inventory is expected to increase in fiscal year 2002 due to the build-up of modified product for the launch of the enhanced Macroplastique Administration Device, expected in the third quarter of fiscal 2002. An increase in the allowance for inventory obsolescence is not expected in fiscal 2002.

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

As a result of the Company’s cost reduction activities and the Company’s ability to manage the timing of the FDA clinical expenditures, management believes that current resources and the funds generated from sale of the Company’s products outside the U.S. will be adequate to meet the Company’s cash flow needs through fiscal 2002, including research and development activities associated with existing products and markets.

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

New Accounting Pronouncements

Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company as of April 1, 2001. The Company has evaluated SFAS No. 133 and determined that the pronouncement will not impact the Company’s consolidated financial statements.

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

The Company has entered into Employment Agreements with Mr. Holman, Ms. Holman, Mr. Heinemann, and Mr. Harris, the terms of which, among other things, specify a base salary subject to annual adjustment by mutual agreement of the Company and the Employee, and a severance payment to the employee upon employment termination without cause. The initial salaries, which can be increased annually in the discretion of the Board, were $180,200, $121,000, $78,000 and $74,000, respectively. Any severance amounts payable under the Agreement shall be limited to the Employee’s base salary for not less than four months and not longer than twelve months after employment termination, depending on the Employee’s years of service. Contemporaneously with the execution of the Employment Agreement, each of the officers executed an Employee Confidentiality, Inventions, Non-Solicitation, and Non-Compete Agreement, certain terms of which specify the Employee shall not disclose confidential information, shall assign to the Company without charge all intellectual property relating to the Company’s business which is created or conceived during the term of employment, shall not encourage Employees to leave the employment of the Company for any reason and shall not compete with the Company during the term of employment and for a period of eighteen months thereafter. Also in connection with the execution of these Agreements, the officers were granted varying amounts of stock options to purchase the Company’s Common Stock at the fair market value at date of grant of $2.50 per share. In all cases the options are exercisable for five years or until one year after employment termination (subject to certain termination provisions), whichever date is earlier, and vest in three equal amounts on each one year anniversary date subsequent to the option grant date.

The following paragraphs describe the business experience of each of the Company’s directors and officers.

Daniel G. Holman: Mr. Holman has served as Chairman of the Board, President and Chief Executive Officer of Uroplasty, Inc. since February 1994, and as Chief Financial Officer from June 1996 to November 1999 and as of February 2001. He was Executive Vice President of Bioplasty, Inc. from 1973 to 1985, its President from 1985 to 1987, and Secretary from 1986 to March 1992. Mr. Holman has been Chairman of the Board of Bioplasty, Inc. from March 1992, and President and CEO from February 22, 1993 to December 31, 2001. He served as Chairman of the Board and Chief Executive Officer of Bio-Vascular, Inc. from June 1988 to September 1991, served as a director of Genetic Laboratories Wound Care, Inc. from February 1988 until July 1993, and as Vice President from February 1988 through November 1992. Mr. Holman holds a Bachelor of Arts degree in Biology from St. Cloud State University.

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

R. Patrick Maxwell: Mr. Maxwell was appointed a Director of Uroplasty in April 1994 and elected by the shareholders in August 1997. Mr. Maxwell has over 30 years of experience as a turn around management specialist, an entrepreneur and executive in both the business and non-profit sectors. Mr. Maxwell is Cofounder and a Director of Telnet Services Limited of Auckland, New Zealand since September 1995, Cofounder and Chief Financial Officer of Tele Resources, Inc. since October 1996 and Chief Financial Officer of American Specialty Confections since April 2000. Mr. Maxwell has served on numerous Boards of Directors of both business and charitable organizations. He has a B.A. in philosophy from St. John’s University and a Juris Doctor from Northwestern University School of Law.

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

Susan Hartjes Holman: Ms. Holman joined Bioplasty, Inc. in September 1991 as Director of Operations and served as Vice President of Operations and Regulatory Affairs from April 1993 until May 1996. In November 1994, she was appointed Vice-President of Operations and Regulatory Affairs for Uroplasty, Inc. and was elected Secretary in September 1996. Prior to 1991, Ms. Holman was Director of Operations at Bio-Vascular, Inc. in St. Paul, Minnesota from November 1989 to September 1991. Prior to that time, she served at various other pharmaceutical and medical device companies in management-oriented positions in manufacturing, quality assurance, and research. Ms. Holman has Bachelor of Arts degrees in Biology-Microbiology and Biomedical Science from St. Cloud State University, and has done graduate work in the biological sciences. Ms. Holman is a senior member and a Certified Quality Auditor of the American Society for Quality, served several years on its Executive Committee and subcommittees, and is a member of the American Society of Microbiology, and the Henrici Society for Microbiologists. She has served on several national and international standards committees.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits incorporated by reference (Rule 12b-23). The following Exhibits are incorporated by reference to the Company’s Registration Statement on Form 10SB filed July 10, 1996:

Number	Description
2.1	First Amended Joint Plan of Reorganization (Modified) of the Company dated January 31, 1994 (Filed as Exhibit 8.1 to Form 10SB)
3.1	Articles of Incorporation of Uroplasty, Inc. (Filed as Exhibit 2.1 to Form 10SB)
3.2	Bylaws of Uroplasty, Inc. (Filed as Exhibit 2.2 to Form 10SB)
4.1	Form of Stock Certificate of the Company representing shares of the Company’s Common Stock (Filed as Exhibit 3.1 to Form 10SB)
10.1	Settlement Agreement and Release dated November 30, 1993 by and between Bioplasty, Inc., Bio-Manufacturing, Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A. Beisang III, MD and Robert A. Ersek, MD (Filed as Exhibit 6.1 to Form 10SB)

Number	Description
10.2	Purchase and Sale Agreement dated December 1, 1995 by and among Bio-Vascular, Inc., Bioplasty, Inc., and Uroplasty, Inc. (Filed as Exhibit 6.2 to Form 10SB)
10.3	License Agreement dated December 1, 1995 by and between Bio-Vascular, Inc. and Uroplasty, Inc. (Filed as Exhibit 6.3 to Form 10SB)
10.4	Lease Agreement dated January 10, 1995 between Summer Business Center Partnership and Uroplasty, Inc. (Filed as Exhibit 6.4 to Form 10SB)
10.5	Unsecured $640,000 Promissory Note dated March 30, 1994 by and between Bioplasty, Inc., Uroplasty, Inc. and Bioplasty Product Claimants’ Trust (Filed as Exhibit 6.5 to Form 10SB)
10.6	Agreement and Satisfaction dated January 30, 1995 by and between Bioplasty Product Claimants’ Trust and Bioplasty, Inc. (Filed as Exhibit 6.6 to Form 10SB)
10.7	Asset Sale and Satisfaction of Debt Agreement dated June 23, 1995 by and between Bioplasty, Inc. and Uroplasty, Inc. (Filed as Exhibit 6.7 to Form 10SB)
10.8	Executory Contract Assumption Stipulation dated December 28, 1993 by and between Bioplasty, Inc., Uroplasty, Inc., and Collagen Corporation (Filed as Exhibit 6.8 to Form 10SB)
10.9	Settlement and License Agreement dated July 23, 1992 by and between Collagen Corporation, Bioplasty, Inc., and Uroplasty, Inc. (Filed as Exhibit 6.9 to Form 10SB)

      (b) The following exhibits are filed as part of this report:

Number	Description
13.0	Financial Statements
21.0	Subsidiaries of the Company

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 15, 2002	UROPLASTY, INC. By: /s/ DANIEL G. HOLMAN Daniel G. Holman President, Chief Executive Officer, Chief Financial Officer (Principal Financial Officer), Director (Principal Executive Officer)

      In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title / Capacity	Date
/s/ DANIEL G. HOLMAN Daniel G. Holman	President, Chief Executive Officer Chief Financial Officer, Director (Principal Executive Officer)	February 15, 2002
/s/ ARIE J. KOOLE Arie J. Koole	Controller (Principal Accounting Officer)	February 15, 2002
/s/ JOEL R. PITLOR Joel R. Pitlor	Director	February 15, 2002
/s/ R. PATRICK MAXWELL R. Patrick Maxwell	Director	February 15, 2002
/s/ THOMAS E. JAMISON Thomas E. Jamison	Director	February 15, 2002