Form 10QSB/A
period 2001-06-30
UROPLASTY INC
filed 2002-02-19
CIK 890846

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

YES    NO

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of July 23, 2001 was $8,813,203.

The number of shares outstanding of the issuer’s only class of common stock on July 23, 2001 was 6,078,071.

Transitional Small Business Disclosure Format:

YES    NO

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30, 2001	March 31, 2001

Assets
Current assets:
Cash and cash equivalents	$762,886	$1,012,397
Accounts receivable, net	937,260	983,450
Inventories	913,955	752,436
Other	227,016	258,997

Total current assets	2,841,117	3,007,280
Property, plant, and equipment, net	840,049	902,189
Intangible assets, net	94,143	101,232

Total assets	$3,775,309	$4,010,701

UROPLASTY, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)

	June 30, 2001	March 31, 2001

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$244,965	$213,288
Accrued liabilities	478,917	593,997
Current maturities — long-term debt	44,861	46,557

Total current liabilities	768,743	853,842
Long-term debt — less current maturities	415,385	438,335

Total liabilities	1,184,128	1,292,177

Shareholders’ equity:
Common stock $.01 par value; 20,000,000
shares authorized, 6,049,071 and 6,041,071 shares issued and outstanding at June 30, 2001 and March 31, 2001, respectively	60,491	60,411
Additional paid-in capital	6,011,146	5,999,398
Accumulated deficit	(3,089,182)	(2,954,456)
Accumulated other comprehensive loss	(391,274)	(386,829)

Total shareholders’ equity	2,591,181	2,718,524

Total liabilities and shareholders’ equity	$3,775,309	$4,010,701

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Three Months Ended June 30, 2001 and 2000
(Unaudited)

	2001	2000

Net sales	$1,149,389	$1,479,043
Cost of goods sold	179,872	298,341

Gross profit	969,517	1,180,702
Operating expenses
General and administrative	272,610	329,089
Research and development	390,038	482,086
Selling and marketing	355,067	542,189

	1,017,715	1,353,364

Operating loss	(48,198)	(172,662)

Other income (expense)
Interest income	5,918	20,694
Interest expense	(6,438)	(6,705)
Foreign currency exchange loss	(86,008)	(17,265)

	(86,528)	(3,276)

Net loss before income taxes	(134,726)	(175,938)
Income tax expense	—	—

Net loss	$(134,726)	$(175,938)

Basic loss per common share	$(0.02)	$(0.03)
Diluted loss per common share	$(0.02)	$(0.03)
Weighted average common shares outstanding:
Basic	6,046,434	5,981,040
Diluted	6,046,434	5,981,040

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Months Ended June 30, 2001 and 2000
(Unaudited)

	2001	2000

Cash flows from operating activities:
Net loss	$(134,726)	$(175,938)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	37,146	50,429
Loss on disposal of assets	1,789	—
Stock-based consulting expense	3,828	—
Changes in operating assets and liabilities:
Accounts receivable	46,190	(57,508)
Inventories	(161,519)	(106,028)
Other current assets	31,981	158,073)
Accounts payable	31,677	(82,105)
Accrued liabilities	(115,080)	(23,628)

Net cash used in operating activities	(258,714)	(236,705)

Cash flows from investing activities:
Payments for property, plant and equipment	(2,402)	(9,369)
Payments relating to intangible assets	—	(17,750)
Redemption of marketable securities	—	750,000

Net cash (used in) provided by investing activities	(2,402)	722,881

Cash flows from financing activities:
Repayment of long-term debt	(11,491)	(12,063)
Net proceeds from issuance of stock	8,000	5,000

Net cash used in financing activities	(3,491)	(7,063)

Effect of exchange rates on cash and cash equivalents	15,096	(11,409)

Net (decrease) increase in cash and cash equivalents	(249,511)	467,704
Cash and cash equivalents at beginning of period	1,012,397	1,553,093

Cash and cash equivalents at end of period	$762,886	$2,020,797

Supplemental disclosure of Cash Flow information:
Cash paid during the year for interest	$6,457	$7,551
Cash paid during the year for income taxes	—	—

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

In order to reduce costs, thirteen positions worldwide were canceled in the fourth quarter of fiscal 2001, either by terminating employment agreements or attrition. Two manufacturing positions were eliminated, three administrative positions, four positions in research and development and four sales and marketing positions. It was anticipated that these changes would reduce salary and associated employment costs by approximately $50,000 per month. For the quarter ended June 30, 2001, the Company’s realized cost reductions were in line with management’s expectation.

In order to further reduce costs eight positions worldwide were canceled in August 2001, either by terminating employment agreements or attrition. Two manufacturing positions were eliminated, two administrative positions, two positions in research and development and two sales and marketing positions. This will reduce salary costs and associated expenses by $25,000 per month. Broken down by department the reductions are as follows: a $4,000 per month reduction in manufacturing, a $4,000 per month reduction in general and administrative, a $6,000 per month reduction in research and development and a $11,000 per month reduction in selling and marketing. An increased focusing on the Company’s goals and increased efficiencies should streamline the operations. No activities will be discontinued. Along with the cost reductions from the fiscal 2001 restructuring activities, management believes the Company should be able to run its operations at a break-even level and that current resources and funds generated from sales should meet the Company’s cash flow needs.

Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three month periods ended June 30, 2001 and 2000.

Results of Operations

Net Sales: The Macroplastique product line accounts for approximately 90% of total net sales during the periods presented. In the first quarter ended June 2001, net sales of all products were $1,149,389, representing a $329,654 or 22% decrease when compared to net sales of $1,479,043 for the first quarter ended June 30, 2000.

During late fiscal 2001, the Company terminated an aggregate of four positions in sales and marketing. Management expected that these terminations would have an insignificant impact on sales as a result of a focused marketing and product sales. The decline in current years sales was attributable to decreased shipments which management believes is the result of increased competition and distributor inventory tightening pending the anticipated launch of product enhancements and new delivery system. The Company believes that the impact on sales, if any, related to the terminated positions was not material. There was no significant impact on sales prices in the current year period as compared to last year.

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

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, and other non-operating costs when incurred. Other expense was $(86,528) and $(3,276) for the period ended June 30, 2001 and June 30, 2000, respectively. Interest income was $5,918 and $20,694 for the period ended June 30, 2001 and June 30, 2000, respectively. This decrease is due to the redemption of marketable securities and decreased cash and cash equivalents balances. Interest expense decreased from $6,705 for the quarter ended June 30, 2000 to $6,438 for the quarter ended June 30, 2000 as the result of decreased long-term debt and capital lease balances. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. Dollar (the functional reporting currency) and the Dutch Guilder and British Pound (currencies of the Company’s subsidiaries), as well as their effect on the dollar denominated intercompany obligations between the Company and its foreign subsidiaries. The Company’s foreign currency exchange loss was $86,008 and $17,265 for the quarter ended June 30, 2001 and 2000, respectively. At June 30, 2001 and

2000 the Company has $4.7 million and $4.6 million of dollar denominated debt at its Dutch subsidiaries, of which $3.5 million and $3.4 million are short-term dollar denominated obligations that the Company records currency fluctuations in earnings. The increased loss is due to a strengthened U.S. Dollar compared to the Dutch Guilder.

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

The inventory balance has increased by $162,000 from March 31, 2001 to June, 2001. This increase includes approximately $150,000 for the build-up of modified product prior to the launch of the enhanced Macroplastique administration device, due for market release in third quarter of fiscal 2002. As of June 30, 2001 the allowance for inventory obsolescence is $21,000. A substantial increase in the allowance for inventory obsolescence or inventory write-offs as a result of the introduction of the modified product is not expected due the Company’s management of the non-modified product quantities.

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

As a result of the Company’s cost reduction activities and the Company’s ability to manage the timing of the FDA clinical expenditures, management believes that current resources and the funds generated from sale of the Company’s products outside the U.S. will be adequate to meet the Company’s cash flow needs, including R&D activities associated with existing product and markets, through the remaining three quarters of fiscal 2002.

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

UROPLASTY, INC.

Date:	February 15, 2002	by: /s/ DANIEL G. HOLMAN Daniel G. Holman President, Chief Executive Officer, Chief Financial Officer (Principal Financial Officer), Director (Principal Executive Officer)

Date:	February 15, 2002	by: /s/ ARIE J. KOOLE Arie J. Koole Controller (Principal Accounting Officer)