Form 10QSB/A
period 2001-09-30
UROPLASTY INC
filed 2002-02-19
CIK 890846

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

UROPLASTY, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net sales	$1,056,938	$1,211,267	$2,206,327	$2,690,310
Cost of goods sold	253,928	218,692	433,800	517,033

Gross profit	803,010	992,575	1,772,527	2,173,277

Operating expenses
General and administrative	310,955	361,814	583,565	690,903
Research and development	411,312	555,325	801,350	1,037,411
Selling and marketing	317,556	465,400	672,623	1,007,589

	1,039,823	1,382,539	2,057,538	2,735,903

Operating loss	(236,813)	(389,964)	(285,011)	(562,626)

Other income (expense)
Interest income	4,099	15,452	10,017	36,146
Interest expense	(6,768)	(6,724)	(13,206)	(13,429)
Foreign currency exchange gain (loss)	195,628	(226,636)	109,620	(243,901)
Other	(332)	—	(332)	—

	192,627	(217,908)	106,099	(221,184)

Loss before income taxes	(44,186)	(607,872)	(178,912)	(783,810)

Income tax expense	—	—	—	—

Net loss	$(44,186)	$(607,872)	$(178,912)	$(783,810)

Basic loss per common share	$(0.01)	$(0.10)	$(0.03)	$(0.13)
Diluted loss per common share	$(0.01)	$(0.10)	$(0.03)	$(0.13)

Weighted average common shares outstanding:
Basic	6,077,277	5,985,271	6,061,940	5,983,167
Diluted	6,077,277	5,985,271	6,061,940	5,983,167

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Months Ended September 30, 2001 and 2000
(Unaudited)

	2001	2000

Cash flows from operating activities:
Net loss	$(178,912)	$(783,810)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	117,810	75,732
Loss on disposal of assets	2,120	—
Stock-based consulting expense	5,336	5,056
Changes in operating assets and liabilities:
Accounts receivable	186,239	144,076
Inventories	(294,112)	(245,339)
Other current assets	95,821	96,146
Accounts payable	(75,062)	127,186
Accrued liabilities	(233,119)	(142,428)

Net cash used in operating activities	(373,879)	(723,381)

Cash flows from investing activities:
Payments for property, plant and equipment	(7,950)	(35,016)
Proceeds from sale of property, plant and equipment	2,225	—
Payments relating to intangible assets	—	(18,362)
Redemption of marketable securities	—	750,000

Net cash (used in) provided by investing activities	(5,725)	696,622

Cash flows from financing activities:
Repayment of long-term debt	(24,540)	(21,160)
Net proceeds from issuance of stock	8,000	5,000

Net cash used in financing activities	(16,540)	(16,160)

Effect of exchange rates on cash and cash equivalents	(16,747)	(9,172)

Net decrease in cash and cash equivalents	(412,891)	(52,091)

Cash and cash equivalents at beginning of period	1,012,397	1,553,093

Cash and cash equivalents at end of period	$599,506	$1,501,002

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,748	$15,129
Cash paid during the period for income taxes	—	—

Supplemental disclosure of non-cash financing and investing activities:

The Company issued 29,000 shares of common stock valued at $37,700 as payment for the Company’s 401(k) plan profit sharing contribution during the six-month period ended September 30, 2001.

During the six-month period ended September 30, 2001, the Company issued to a vendor 60,000 shares of its common stock valued at $63,000 at September 30, 2001 related to a deposit on a mold for one of the Company’s products.

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

6. Vendor Deposits

During September 2001 the Company executed an agreement with a vendor to manufacture a mold for one of the Company’s products. As consideration, the Company issued 60,000 shares of common stock to be held in escrow until completion of the mold. The Company recorded the fair value of the restricted common stock aggregating $63,000, as of September 30, 2001, as a vendor deposit in shareholders’ equity.

7. Legal Proceeding

On October 26, 2001, the Company settled a lawsuit with a third party. Pursuant to the settlement agreement, the Company will receive cash consideration through approximately November 2002. The Company will recognize the cash consideration from this settlement on a cash basis, as its collectibility is uncertain.

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

In order to reduce costs, thirteen positions worldwide were canceled in the fourth quarter of fiscal 2001, either by terminating employment agreements or attrition. Two manufacturing positions were eliminated, three administrative positions, four positions in research and development and four sales and marketing positions. It was anticipated that these changes would reduce salary and associated employment costs by approximately $50,000 per month. For the quarter ended September 30, 2001, the Company’s realized cost reductions were in line with management’s expectation.

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

Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three and six-month periods ended September 30, 2001 and 2000.

Results of Operations

Net Sales: The Macroplastique product line accounts for approximately 89% of total net sales during the periods presented. In the second quarter ended September 2001, net sales of all products were $1,056,938, representing a $154,329 or 13% decrease when compared to net sales of $1,211,267 for the second quarter ended September 30, 2000.

During the six months ended September 30, 2001, net sales of all products were $2,206,327, representing a $483,983 or 18% decrease when compared to net sales of $2,690,310 during the six months ended September 30, 2000. During late fiscal 2001 and in August 2001, the Company terminated an aggregate of six positions in sales and marketing. Management expected that these terminations would have an insignificant impact on sales as a result of a focused marketing and product sales. The decline in current year’s sales was attributable to decreased shipments which management believes is the result of increased competition and distributor inventory tightening pending the anticipated launch of product enhancements and new delivery system. The Company believes that the impact on sales, if any, related to the terminated positions, was not material. There was no significant impact on sales prices in the current year period as compared to last year.

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

Gross Profit: Gross profit was $803,010 and $992,575 for the quarters ended September 30, 2001 and 2000, respectively, or 76% and 82% of net sales. Manufacturing inefficiencies due to the manufacturing of the modified products causes the decrease in the gross profit margin. Gross profit was $1,772,527 and $2,173,277 for the six months ended September 30, 2001 and 2000, respectively, or 80% and 81% of net sales. A build-up of the modified products inventory took place in the first six months of fiscal 2002, to prepare for the launch in November 2001. Management expects a further decrease of gross profit margins in third and fourth quarter of fiscal 2002 due to low volumes of production in these quarters and producing in relatively fixed-cost manufacturing plants.

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

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, and other non-operating costs when incurred. Other income (expense) was $192,627 and $(217,908) for the quarters ended September 30, 2001 and 2000, respectively and was $106,099 and $(221,184) for the six months ended September 30, 2001 and 2000, respectively. The majority of the difference was due to exchange gains and losses and reduced interest income. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. Dollar (the functional reporting currency) and the Dutch Guilder and British Pound (currencies of the Company’s subsidiaries), as well as their effect on the dollar denominated intercompany obligations between the Company and its foreign subsidiaries. The Company incurred foreign currency gains of $195,628 and $109,620 in the three and six-month period ended September 30, 2001 as compared to losses of, respectively, $226,636 and $243,901 in the prior-year periods. At September 30, 2001 and 2000 the Company has $4.7 million and $4.8 million of dollar denominated debt at its Dutch subsidiaries, of which $3.6 million and $3.6 million are short-term dollar denominated obligations that the Company records currency fluctuations in earnings.

Liquidity and Capital Resources

As of September 30, 2001, the Company’s cash and cash equivalent balances totaled $599,506. The capital resources existing at September 30, 2001 were derived from operations during the fiscal years ended March 31, 1997 and 1998, plus the net proceeds from the Company’s sale of approximately 1.7 million shares of Common Stock in June 1998.

At September 30, 2001, the Company had working capital of approximately $2.1 million. During the second quarter of fiscal year 2002, the Company used approximately $115,000 of cash from operating activities and used approximately $374,000 of cash in operating activities during the six months ended September 30, 2001.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash, equipment leasing arrangements, and its accounts receivable and inventory balances at September 30, 2001 of approximately $797,000 and $1,047,000, respectively.

The inventory balance has increased by $294,000 from March 31, 2001 to September 30, 2001. This increase includes approximately $16,000 raw materials, $130,000 work-in-process and $234,000 finished goods for the build-up of modified product prior to the launch of the enhanced Macroplastique administration device, due for market release in third quarter of fiscal 2002. The Company is currently reducing inventory quantities of the non-modified product, which the Company expects to sell through the second quarter of fiscal 2003. Non-modified products in inventory were manufactured after April 2001 and will therefore not expire before May 2003. As of September 30, 2001 the allowance for inventory obsolescence is $34,000. A substantial increase of the allowance for inventory obsolescence or inventory write-offs as a result of the introduction of the modified product is not expected due the Company’s management of the non-modified product quantities. The Company has operations in the U.S. and internationally. U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions. Furthermore, repatriation of dividends to the U.S. parent may result in additional foreign or U.S. taxes.

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

Future proceeds from the Settlement will be recognized upon the receipt of cash.

ITEM 2. CHANGES IN SECURITIES

( c ) Recent Sales of Unregistered Securities

On July 18, 2001, the Registrant sold 29,000 shares of its Common Stock, valued on the date of issuance at $37,700 to its 401(K) Plan & Trust. The shares, which were issued to one person knowledgeable about the Company, were exempt from registration under Section 4(2) of the Securities Act because the certificate representing the shares bore a restrictive legend.

On September 24, 2001, the Registrant sold 60,000 shares of its Common Stock, valued on the date of issuance at $63,000, to one vendor as part of a specialized supply contract. The shares were exempt from registration under Section 4(2) of the Securities Act because they were issued subject to investment representations by the purchaser and the certificate representing the shares bore a restrictive legend.

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