Form 10KSB40/A
period 2001-03-31
UROPLASTY INC
filed 2002-03-27
CIK 890846

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

ITEM 1. DESCRIPTION OF BUSINESS

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

In July 21, 1998, the Company announced that the United States Patent and Trademark Office (“USPTO”) had informed the Company that the USPTO would, as requested by the Company, initiate an interference proceeding between the Company and Advanced UroScience, Inc. (“AUI”), White Bear Lake, Minnesota, to determine which company was the first to invent pyrolytic carbon-coated micro beads for use in treating urinary incontinence. The USPTO had not, as of the date of this filing, formally declared the interference proceeding. Although the USPTO originally granted the applicable patent to AUI, the interference proceeding may result in a determination that either Uroplasty, Inc. or AUI is the proper holder, or that a patent should not have been granted.

During the third quarter of fiscal 1999, the Company commenced a related lawsuit against AUI for misappropriation of trade secrets pertaining to the pyrolytic carbon-coated micro beads. AUI, subsequent to December 31, 1998, brought a counterclaim against the Company with respect to such matter. In October 1999, the Company announced that the U.S. District Court for Minnesota had granted a motion by AUI to dismiss the Company’s claims against AUI, which the Company appealed.

In early 2000, the U.S. Court of Appeals, Eighth Circuit, notified the Company that pursuant to the Company’s request, the appeal had been transferred to the Federal Circuit, and in May 2000 the Company filed its appeal of the District Court’s order granting summary judgment with the U.S. Court of Appeals for the Federal Circuit.

In February 2001, the United States Court of Appeals for the Federal Circuit (the “Circuit Court”) granted the Company’s appeal of the dismissal of its claims against Carbon Medical Technologies, Inc. The Circuit Court vacated the dismissal by the U.S. District Court for Minnesota due to lack of jurisdiction and remanded the case to State Court in Minnesota; a motion to dismiss brought by Carbon Medical Technologies, Inc. is now pending in Ramsey County District Court in Minnesota.

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

In December 1995, the Company obtained a license from a British surgeon, which became superseded by a subsequent Agreement entered into by the parties in October 1998. Pursuant to this subsequent Agreement, the Company received an absolute assignment of a patent relating to the Macroplastique Implantation System in return for a royalty of 10 British pounds for each unit sold during the life of the patent. The Company began commercialization of the product outside the U.S. in March 2000.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns office and warehouse space at Hofkamp 2, 6161 DC Geleen, The Netherlands. In addition, the Company leases office, warehouse, laboratory and production space through February 2003 at 2718 Summer Street NE, Minneapolis Minnesota 55413-2820, USA; office and warehouse space through September 2011 (subject to a right of the Company to terminate early starting in 2006) at Unit 3, Woodside business Park, Whitley Wood Lane, Reading, Berkshire RG2 8LW, United Kingdom; and office, warehouse, laboratory and manufacturing space through June 2002 at Industrieweg 12, 5627 BS Eindhoven, The Netherlands. The Company considers its facilities adequate; however, additional office, production, and warehouse space will likely be necessary upon FDA approval and subsequent increases in production, marketing, and sales activities in the U.S.

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

The Company has entered into Employment Agreements, which are terminable at will by either party upon thirty day written notice, with Mr. Holman, Ms. Holman, Mr. Heinemann, and Mr. Harris, the terms of which, among other things, specify a base salary subject to annual adjustment by mutual agreement of the Company and the Employee, and a severance payment to the employee upon employment termination without cause. The initial salaries, which can be increased annually in the discretion of the Board, were $180,200, $121,000, $78,000 and $74,000, respectively. Any severance amounts payable under the Agreement shall be limited to the Employee’s base salary for not less than four months and not longer than twelve months after employment termination, depending on the Employee’s years of service. Contemporaneously with the execution of the Employment Agreement, each of the officers executed an Employee Confidentiality, Inventions, Non-Solicitation, and Non-Compete Agreement, certain terms of which specify the Employee shall not disclose confidential information, shall assign to the Company without charge all intellectual property relating to the Company’s business which is created or conceived during the term of employment, shall not encourage Employees to leave the employment of the Company for any reason and shall not compete with the Company during the term of employment and for a period of eighteen months thereafter. Also in connection with the execution of these Agreements, the officers were granted varying amounts of stock options to purchase the Company’s Common Stock at the fair market value at date of grant of $2.50 per share. In all cases the options are exercisable for five years or until one year after employment termination (subject to certain termination provisions), whichever date is earlier, and vest in three equal amounts on each one year anniversary date subsequent to the option grant date.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits incorporated by reference (Rule 12b-23). The following Exhibits are incorporated by reference to the Company’s Registration Statement on Form 10SB filed July 10, 1996 or the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2000.

Number	Description
2.1	First Amended Joint Plan of Reorganization (Modified) of the Company dated January 31, 1994 (Filed as Exhibit 8.1 to Form 10SB)
3.1	Articles of Incorporation of Uroplasty, Inc. (Filed as Exhibit 2.1 to Form 10SB)
3.2	Bylaws of Uroplasty, Inc. (Filed as Exhibit 2.2 to Form 10SB)
4.1	Form of Stock Certificate of the Company representing shares of the Company’s Common Stock (Filed as Exhibit 3.1 to Form 10SB)
10.1	Settlement Agreement and Release dated November 30, 1993 by and between Bioplasty, Inc., Bio-Manufacturing, Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A. Beisang III, MD and Robert A. Ersek, MD (Filed as Exhibit 6.1 to Form 10SB)

Number	Description
10.2	Purchase and Sale Agreement dated December 1, 1995 by and among Bio-Vascular, Inc., Bioplasty, Inc., and Uroplasty, Inc. (Filed as Exhibit 6.2 to Form 10SB)
10.3	License Agreement dated December 1, 1995 by and between Bio-Vascular, Inc. and Uroplasty, Inc. (Filed as Exhibit 6.3 to Form 10SB)
10.4	Lease Agreement dated January 10, 1995 between Summer Business Center Partnership and Uroplasty, Inc. (Filed as Exhibit 6.4 to Form 10SB)
10.5	Unsecured $640,000 Promissory Note dated March 30, 1994 by and between Bioplasty, Inc., Uroplasty, Inc. and Bioplasty Product Claimants’ Trust (Filed as Exhibit 6.5 to Form 10SB)
10.6	Agreement and Satisfaction dated January 30, 1995 by and between Bioplasty Product Claimants’ Trust and Bioplasty, Inc. (Filed as Exhibit 6.6 to Form 10SB)
10.7	Asset Sale and Satisfaction of Debt Agreement dated June 23, 1995 by and between Bioplasty, Inc. and Uroplasty, Inc. (Filed as Exhibit 6.7 to Form 10SB)
10.8	Executory Contract Assumption Stipulation dated December 28, 1993 by and between Bioplasty, Inc., Uroplasty, Inc., and Collagen Corporation (Filed as Exhibit 6.8 to Form 10SB)
10.9	Settlement and License Agreement dated July 23, 1992 by and between Collagen Corporation, Bioplasty, Inc., and Uroplasty, Inc. (Filed as Exhibit 6.9 to Form 10SB)
10.10	Employment Agreement between Uroplasty, Inc. and Daniel G. Holman dated December 7, 1999. (Filed as Exhibit 10.10 to Form 10-KSB/03-31-2000.)
10.11	Employment Agreement between Uroplasty, Inc. and Christopher Harris dated December 7, 1999. (Filed as Exhibit 10.11 to Form 10-KSB/03-31-2000.)
10.12	Employment Agreement between Uroplasty, Inc. and Donald A. Major dated December 7, 1999. (Filed as Exhibit 10.12 to Form 10-KSB/03-31-2000.)
10.13	Employment Agreement between Uroplasty, Inc. and Susan Holman dated December 7, 1999. (Filed as Exhibit 10.13 to Form 10-KSB/03-31-2000.)
10.14	Employment Agreement between Uroplasty, Inc. and Larry Heinemann dated December 7, 1999. (Filed as Exhibit 10.14 to Form 10-KSB/03-31-2000.)

      (b) Exhibits filed.

Number	Description
10.15	Agreement, dated October 14, 1998, by and between Uroplasty, Inc. and Samir M. Henalla (pertaining to Macroplastique Implantation System).

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2002	UROPLASTY, INC. By: /s/ DANIEL G. HOLMAN Daniel G. Holman President, Chief Executive Officer, Chief Financial Officer (Principal Financial Officer), Director (Principal Executive Officer)

      In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title / Capacity	Date
/s/ DANIEL G. HOLMAN Daniel G. Holman	President, Chief Executive Officer Chief Financial Officer, Director (Principal Executive Officer)	March 26, 2002
/s/ ARIE J. KOOLE Arie J. Koole	Controller (Principal Accounting Officer)	March 26, 2002
* Joel R. Pitlor	Director
* R. Patrick Maxwell	Director
* Thomas E. Jamison	Director

*    Signature supplied by Power of Attorney as follows:

By:	/s/ DANIEL G. HOLMAN Daniel G. Holman Attorney-in-Fact