Form 10QSB
period 2002-06-30
UROPLASTY INC
filed 2002-08-14
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

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

YES ☒ NO ☐

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of July 29, 2002 was $4,886,168.

The number of shares outstanding of the issuer’s only class of common stock on July 29, 2002 was 4,441,971.

Transitional Small Business Disclosure Format:

YES ☐ NO ☒

TABLE OF CONTENTS

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EX-99.1 Certification Pursuant to 18 USC Sec. 1350
EX-99.2 Certification Pursuant to 18 USC Sec. 1350

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2002	March 31, 2002

Assets
Current assets:
Cash and cash equivalents	$1,228,283	1,046,121
Accounts receivable, net	944,071	845,431
Inventories	628,293	632,102
Deferred offering costs	150,043	112,544
Other	192,736	130,518

Total current assets	3,143,426	2,766,716
Property, plant, and equipment, net	841,123	764,855
Intangible assets, net	67,217	72,877

Total assets	$4,051,766	3,604,448

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2002	March 31, 2002

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$295,003	230,631
Accrued liabilities	347,907	399,478
Current maturities — long-term debt	41,280	42,311

Total current liabilities	684,190	672,420
Long-term debt — less current maturities	446,233	399,222

Total liabilities	1,130,423	1,071,642

Shareholders’ equity:
Common stock $.01 par value; 6,666,666 shares authorized, 2,343,249 and 2,314,734 shares issued and outstanding at June 30, 2002 and March 31, 2002, respectively	20,758	20,473
Additional paid-in capital	6,149,309	6,149,571
Accumulated deficit	(2,754,585)	(3,204,370)
Vendor deposit	(21,000)	(51,000)
Accumulated other comprehensive loss	(473,139)	(381,868)

Total shareholders’ equity	2,921,343	2,532,806

Total liabilities and shareholders’ equity	$4,051,766	3,604,448

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2002	2001

Net sales	$1,309,099	1,149,389
Cost of goods sold	419,714	179,872

Gross profit	889,385	969,517

Operating expenses	272,467	272,610
General and administrative	272,467	272,610
Research and development	519,418	390,038
Selling and marketing	254,163	355,067

	1,046,048	1,017,715

Operating loss	(156,663)	(48,198)

Other income (expense)
Interest income	12,865	5,918
Interest expense	(6,280)	(6,438)
Foreign currency exchange gain (loss) (note 10)	420,020	(86,008)
Settlement	180,000	—
Other	(157)	—

	606,448)	(86,528)

Income (loss) before income taxes	449,785	(134,726)
Income taxes	—	—

Net income (loss)	$449,785	(134,726)

Net income (loss) per common share:
Basic	$0.19	(0.06)
Diluted	$0.19	(0.06)
Weighted average common shares outstanding:
Basic	2,343,249	2,282,910
Diluted	2,362,030	2,282,910

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net income (loss)	$449,785	(134,726)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	54,502	37,146
Loss on disposal of assets	—	1,789
Stock-based consulting expense	1,508	3,828
Changes in operating assets and liabilities:
Accounts receivable	(98,640)	46,190
Inventories	3,809	(161,519)
Other current assets	(62,218)	31,981
Accounts payable	64,372	31,677
Accrued liabilities	(51,571)	(115,080)

Net cash provided by (used in) operating activities	361,547)	(258,714)

Cash flows from investing activities:
Payments for property, plant and equipment	(29,206)	(2,402)
Payments relating to intangible assets	(675)	—

Net cash used in investing activities	(29,881)	(2,402)

Cash flows from financing activities:
Repayment of long-term debt	(13,408)	(11,491)
Net proceeds from issuance of stock	28,515	8,000
Deferred offering costs	(37,499)	—

Net cash used in financing activities	(22,392)	(3,491)

Effect of exchange rates on cash and cash equivalents	(127,112)	15,096

Net increase (decrease) in cash and cash equivalents	182,162	(249,511)
Cash and cash equivalents at beginning of period	1,046,121	1,012,397

Cash and cash equivalents at end of period	$1,228,283	762,886

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,575	6,457
Cash paid during the period for income taxes	—	—

Supplemental disclosure of non-cash financing and investing activities:

     At June 30, 2002, the Company had incurred $150,043 of costs related to the rights offering, which are included in deferred offering costs. As of that same date $123,887 of these costs were paid.

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The consolidated financial statements included in this Form 10-QSB have been prepared by Uroplasty, Inc. (“Uroplasty” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The consolidated results of operations for any interim period are not necessarily indicative of results for a full year. These consolidated statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2002.

The consolidated financial statements presented herein as of June 30, 2002 and for the three-months periods ended June 30, 2002 and 2001 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows for the interim periods.

The Company has identified certain of its accounting policies that it considers particularly important for the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, inventories, foreign currency translation and transactions, and impairment of long-lived assets, each more fully described in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2002. Based upon the Company’s review, it has determined that these policies remain its most critical accounting policies for the three-month period ended June 30, 2002, and has made no changes to these policies during fiscal 2003.

2. Nature of Business

The Company is currently selling its products outside of the United States and is undertaking clinical trials in the United States and Canada. Based on the Company’s current plans, it is anticipated that the Company will launch its products in the US after obtaining FDA approval. Completing clinical trials and obtaining FDA approval is a costly and time-consuming process. As a result of the $2.4 million gross proceeds of a Rights Offering completed July 2002, management believes that current resources and the funds generated from sale of the Company’s products outside the U.S. will be adequate to meet the Company’s cash flow needs, including R&D activities associated with existing products and markets through fiscal 2004. Ultimately, the Company will need to achieve profitability and positive cash flows from operations or obtain additional debt or equity financing to fund its operations.

3. New Accounting Pronouncement

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or disposal of Long-Lived Assets. Statement No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. However, this statement retains the fundamental provisions of Statement No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, this Statement retains the requirement of APB No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. This statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is adopting the provisions of Statement No. 144 effective April 1, 2002. The Statement had no impact on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS No. 146 in April 2003. Management believes that the adoption of this statement will not have a material effect on the Company’s future results of operations.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	June 30, 2002	March 31, 2002

Raw materials	$117,604	91,050
Work-in-process	113,931	134,490
Finished goods	396,758	406,562

	$628,293	632,102

5. Comprehensive Income (loss)

Comprehensive income (loss) consists of net income (loss), and the translation adjustment as follows:

	Three Months Ended June 30
	2002	2001

Net income (loss)	$449,785	(134,726)
Items of other comprehensive loss:
Translation adjustment	(91,271)	(4,445)

	$358,514	(139,171)

6. Reconciliation of Net income (loss) and Share Amounts Used in EPS Calculation

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted income (loss) per common share for the three months ended June 30, 2002 and 2001 was calculated using the treasury-stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive potential common shares.

	Basic income (loss)		Diluted income (loss)
	per share	Effect of	per share
	to common	dilutive	to common
	shareholders	securities	shareholders

Quarter ended:
June 30, 2002
Net income	$449,785	—	449,785
Shares	2,343,249	18,781	2,362,030

Per share amount	$0.19	—	0.19

Quarter ended:
June 30, 2001
Net loss	$(134,726)	—	(134,726)
Shares	2,282,910	—	2,282,910

Per share amount	$(0.06	—	(0.06)

The following options and warrants outstanding at June 30, 2002 and 2001 to purchase shares of common stock were excluded from diluted loss per share, because of the anti-dilutive effect:

	Number of	Range of exercise
	Options/Warrants	prices

For the three months ended:
June 30, 2002	451,248	$2.00 to $10.50
June 30, 2001	389,733	$1.50 to $10.50

7. Rights Offering

In July 2002, the Company completed its rights offering to its shareholders in which the Company sold 798,213 units with aggregate proceeds of $2.4 million. Each unit consisted of three shares of common stock and a warrant to acquire one additional share of common stock for $2.00 per share. These warrants expire on July 31, 2004. The allocated relative fair value of the shares issued in the offering were less than the Company’s common stock price on the offerings closing date which resulted in a bonus element to the stockholders who participated in the offering, similar to a stock dividend. Therefore, the Company has retroactively increased the weighted average shares outstanding for all periods to reflect the incremental 267,402 shares attributable to the bonus element.

8. Vendor Deposits

In September 2001, the Company executed an agreement with a vendor to manufacture a mold for one of the Company’s products. As consideration, the Company issued 20,000 shares of common stock to be held in escrow until completion of the mold. The Company recorded the fair value of the restricted common stock aggregating $21,000, as of June 30, 2002, as a vendor deposit in shareholders’ equity.

9. Settlement

On October 26, 2001, the Company reached a litigation settlement with a third party. Net proceeds from the Settlement, totaling $388,000, were recognized upon receipt of cash. During the quarter ended June 30, 2002, the Company received the final payment and recorded a $180,000 gain related to this settlement.

10. Foreign Currency Gains (Losses)

For the three-month period ended June 30, 2002 and 2001, the Company recognized foreign currency gains (losses) of $420,020 and ($86,008), respectively. At June 30, 2002 and 2001, the Company had $3.5 million and $4.7 million of dollars denominated intercompany debt at its foreign Dutch subsidiary. Except for $1.2 million of dollars of long-term balance as per June 30, 2001, these intercompany balances are revolving in nature and are not deemed to be long-term balances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Report on Form 10-QSB should be read in conjunction with the Annual Report on Form 10-KSB for the period ended March 31, 2002.

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

In this filing, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. Various factors and risks (not all of which are identifiable at this time) could cause the Company’s results, performance, or achievements to differ materially from that contained in the Company’s forward-looking statements, and investors are cautioned that any forward-looking statement contained herein or elsewhere is qualified by and subject to the warnings and cautionary statements contained above and in the Company’s other filings with the Securities and Exchange Commission.

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

In addition to the urological applications, the Company’s implantable tissue bulking material is also marketed by the Company outside the U.S. for reconstructive and cosmetic plastic surgery applications and vocal cord rehabilitation under the trade names Bioplastique™ Implants and VOX Implants™, respectively. In The Netherlands and United Kingdom, the Company’s direct sales force distributes certain wound care products on behalf of another company in accordance with an executed Distributor Agreement. Under the terms of the Distributor Agreement, the Company is not obligated to purchase any minimum level of wound care products.

The Company’s products are currently sold by a direct sales force in the United Kingdom, and by a network of distributors in numerous countries outside the U.S., including Canada, Western Europe, Australia, and Central and South America. In September 1999, the Company received unconditional approval from the FDA pursuant to a previously filed IDE Application to initiate human clinical studies in the U.S. for the Company’s primary product Macroplastique in the treatment of female SUI. The Company is currently conducting the human clinical procedures specified by an FDA approved study protocol at various clinical sites across the United States and Canada.

The Company’s current objectives are to focus on sales and marketing activities designed to increase market penetration and sales of Macroplastique for SUI and VUR applications in countries outside the U.S., and to efficiently and effectively execute the Macroplastique human clinical study for treatment of female SUI within the U.S.

The Company has identified certain of its accounting policies that it considers particularly important for the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, inventories, foreign currency translation and transactions, and impairment of long-lived assets, each more fully described in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2002. Based upon the Company’s review, it has determined that these policies remain its most critical accounting policies for the three-month period ended June 30, 2002, and has made no changes to these policies during fiscal 2003.

Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three-month periods ended June 30, 2002 and 2001.

Results of Operations

Net Sales: The Macroplastique product line accounts for approximately 90% of total net sales during the periods presented. In the first quarter ended June 30, 2002, net sales of all products were $1,309,099, representing a $159,710 or 14% increase when compared to net sales of $1,149,389 for the first quarter ended June 30, 2001. The sales increase is the result of increased unit sales to our customers and fluctuations in foreign currency exchange rates between the U.S. Dollar (the functional reporting currency) and the Euro and the British Pound (currencies of the Company’s subsidiaries).

Management expects unit sales of Macroplastique will increase in the remaining three quarters of fiscal 2003, as compared to the first quarter of fiscal 2003 and unit sales of fiscal 2002. This will be a result of a November 2001 product launch with Macroplastique product enhancements and distributor training. The goal is to improve the surgical technique, which will lead to an increased number of doctors performing procedures that will broaden the Macroplastique penetration of the SUI market. There can be no assurance, however, the Company’s efforts to increase sales and market penetration will be successful.

Gross Profit: Gross profit was $889,385 and $969,517 for the quarter ended June 30, 2002 and 2001, respectively, or 68% and 84% of net sales. High production volumes in the first quarter of last year to prepare for the product launch in November 2001 resulted in a high gross margin. Excess manufacturing capacity is causing lower gross profit margins in the current-year period. Gross profit in any one period is highly variable depending on production volumes. The Company anticipates increased utilization of manufacturing capacity and unit sales in the remaining three quarters of fiscal 2003, which should result in higher gross margins.

General and Administrative Expense: General and administrative (“G&A”) expenses decreased from $272,610 during the first quarter of fiscal 2002 to $272,467 during the first quarter of fiscal 2003.

Research and Development Expense: Research and development (“R&D”) expenses increased $129,380, or 33%, from $390,038 during the first quarter of fiscal 2002 to $519,418 during the first quarter of fiscal 2003. The increase in R&D expense resulted from an increase in clinical costs relating to patient procedures and follow-up examinations due to a significant increase in clinical study patient enrollment.

Selling and Marketing Expenses: Selling and marketing (“S&M”) costs decreased 28% from $355,067 during the first quarter of fiscal 2002 to $254,163 during the first quarter of fiscal 2003 as a result of the fiscal 2002 restructuring of the international sales and marketing departments as well as decreased salesperson travel costs and decreased costs relating to trade-shows, conventions and congresses.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, settlement income and other non-operating costs when incurred. Other income (expense) was $606,448 and $(86,528) for the quarters ended June 30, 2002 and 2001. The majority of the differences between periods was due to exchange gains and losses and the $180,000 of proceeds in the first quarter of fiscal 2003 from the litigation. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. Dollar (the functional reporting currency) and the Euro and British Pound (currencies of the Company’s subsidiaries), as well as their effect on the dollar denominated intercompany obligations between the Company and its foreign subsidiaries. At June 30, 2002 and 2001, the Company had $3.5 million and $4.7 million of dollars denominated intercompany debt at its foreign Dutch subsidiary. Except for $1.2 million of dollars of long-term balance as per June 30, 2001, these intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company’s financial results are subject to material fluctuations based on changes in currency exchange rates. The Company recognized foreign currency gains of $420,020 in the current-year’s quarter primarily as the result of a weakened U.S. Dollar compared to the Euro. In the prior year quarterly period, the Company recognized $(86,008) of foreign currency losses due to a strengthening of the U.S. Dollar in the prior-year period.

As described in note 7 to the financial statements, the Company has retroactively increased the weighted average shares outstanding for all periods to reflect the incremental 267,402 shares attributable to the bonus element related to the rights offering.

Liquidity and Capital Resources

As of June 30, 2002, the Company’s cash and cash equivalent balances totaled $1,228,283. The capital resources existing at June 30, 2002 were derived from operations during the fiscal years ended March 31, 1997 and 1998, plus the net proceeds from the Company’s sale of approximately 1.7 million shares of Common Stock in June 1998.

At June 30, 2002, the Company had working capital of approximately $2.5 million. During the first quarter of fiscal year 2003, operating activities provided approximately $362,000 of cash, compared to using $259,000 of cash in the prior-year period. This improvement of cash was primarily attributable to foreign currency exchange gains of $420,000, $180,000 gain from the proceeds from a lawsuit settlement. Accounts receivable increased by $98,640, due to the timing of payment by our customers. Other current assets, accounts payable, accrued expenses fluctuated due to the timing of payments.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash, equipment leasing arrangements, and its accounts receivable and inventory balances at December 31, 2002 of $944,071 and $628,293, respectively.

As of June 30, 2002, the allowance for inventory obsolescence is $85,000. The introduction last year of the modified products has made some units of the non-modified products obsolete. An additional allowance of $28,000 in the first quarter of fiscal 2003 was necessary, because of lower than expected sales of the non-modified products.

During the term of the fiscal 2003 Rights Offering, a total of 2,394,639 shares of Common Stock and 798,213 Common Stock Purchase Warrants were sold to shareholders of the Company. Gross proceeds recorded in the first quarter of fiscal 2003 were $45,363. In July 2002 the remaining gross proceeds of $2,349,276 were recorded.

The Company has operations in the U.S. and internationally. U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions. Furthermore, repatriation of dividends to the U.S. parent may result in additional foreign or U.S. taxes.

The Company’s financial condition and results of operations could be materially affected by fluctuations in foreign currency exchange rates and weak economic conditions in foreign markets where the Company’s products are distributed. The effects of these conditions could include reduced unit sales and reduced sales in dollars when converted from foreign currency amounts and material gains and losses on transactions denominated in foreign currencies. Furthermore, because the Company’s U.S. operations are funded by sales denominated in foreign currency, strengthening of the U.S. dollar against the Euro, and/or the British Pound could have an adverse effect on the Company’s cash flow and results of operations.

Management expects continued high costs associated with the conduct of the U.S. human clinical study for Macroplastique pursuant to the FDA approved IDE, the subsequent U.S. Premarket Approval process, and pre-commercialization and market launch costs in the U.S. relating to Macroplastique for female SUI.

As a result of the proceeds of the Rights Offering, management believes that current resources and the funds generated from sale of the Company’s products outside the U.S. will be adequate to meet the Company’s cash flow needs, including R&D activities associated with existing products and markets through fiscal 2004.

PART II. OTHER INFORMATION

Except for the following, none of the items contained in PART II of Form 10-QSB are applicable to the Company for the three months ended June 30, 2002.

ITEM 1. LEGAL PROCEEDINGS

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC

Date: August 14, 2002	by: /s/ DANIEL G. HOLMAN Daniel G. Holman President, Chief Executive Officer, Chief Financial Officer (Principal Financial Officer), Director (Principal Executive Officer)

Date: August 14, 2002	by: /s/ ARIE J. KOOLE Arie J. Koole Controller (Principal Accounting Officer)