Form 10QSB
period 2002-09-30
UROPLASTY INC
filed 2002-11-14
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

     YES [X]          NO [  ]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of October 22, 2002 was $4,506,591.

The number of shares outstanding of the issuer’s only class of common stock on October 22, 2002 was 4,461,971.

Transitional Small Business Disclosure Format:

     YES [  ]          NO [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2002	March 31, 2002

Assets
Current assets:
Cash and cash equivalents	$3,508,107	1,046,121
Accounts receivable, net	898,717	845,431
Inventories	564,255	632,102
Deferred offering costs	—	112,544
Other	154,912	130,518

Total current assets	5,125,991	2,766,716
Property, plant, and equipment, net	804,195	764,855
Intangible assets, net	60,883	72,877

Total assets	$5,991,069	3,604,448

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2002	March 31, 2002

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$174,524	230,631
Accrued liabilities	317,335	399,478
Current maturities — long-term debt	36,465	42,311

Total current liabilities	528,324	672,420
Long-term debt — less current maturities	435,592	399,222

Total liabilities	963,916	1,071,642

Shareholders’ equity:
Common stock $.01 par value; 20,000,000 shares authorized, 4,461,971 and 2,047,332 shares issued and outstanding at September 30, 2002 and March 31, 2002, respectively	44,620	20,473
Additional paid-in capital	8,360,101	6,149,571
Accumulated deficit	(2,871,132)	(3,204,370)
Vendor deposit	(41,200)	(51,000)
Accumulated other comprehensive loss	(465,236)	(381,868)

Total shareholders’ equity	5,027,153	2,532,806

Total liabilities and shareholders’ equity	$5,991,069	3,604,448

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30

	2002	2001	2002	2001

Net sales	$1,288,875	1,056,938	2,597,974	2,206,327
Cost of goods sold	355,289	253,928	775,003	433,800

Gross profit	933,586	803,010	1,822,971	1,772,527

Operating expenses
General and administrative	299,661	310,955	572,128	583,565
Research and development	481,790	411,312	1,001,208	801,350
Selling and marketing	259,664	317,556	513,827	672,623

	1,041,115	1,039,823	2,087,163	2,057,538

Operating loss	(107,529)	(236,813)	(264,192)	(285,011)

Other income (expense)
Interest income	9,728	4,099	22,593	10,017
Interest expense	(6,059)	(6,768)	(12,339)	(13,206)
Foreign currency exchange gain (loss)	(12,687)	195,628	407,333	109,620
Settlement	—	—	180,000	—
Other	—	(332)	(157)	(332)

	(9,018)	192,627	597,430	106,099

Income (loss) before income taxes	(116,547)	(44,186)	333,238	(178,912)
Income tax expense	—	—	—	—

Net income (loss)	$(116,547)	(44,186)	333,238	(178,912)

Basic income (loss) per common share	$(0.03)	(0.02)	0.11	(0.08)
Diluted income (loss) per common share	$(0.03)	(0.02)	0.11	(0.08)
Weighted average common shares outstanding:
Basic	3,893,506	2,293,161	3,109,992	2,288,048
Diluted	3,893,506	2,293,161	3,123,517	2,288,048

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended September 30, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net income (loss)	$333,238	(178,912)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	107,581	117,810
Loss on disposal of assets	—	2,120
Stock-based consulting expense	1,508	5,336
Changes in operating assets and liabilities:
Accounts receivable	(53,286)	186,239
Inventories	67,847	(294,112)
Other current assets	(24,394)	95,821
Accounts payable	34,090	(75,062)
Accrued liabilities	(82,143)	(233,119)

Net cash provided by (used in) operating activities	384,441	(373,879)

Cash flows from investing activities:
Payments for property, plant and equipment	(38,504)	(7,950)
Proceeds from sale of property, plant and equipment	—	2,225
Payments for intangible assets	(675)	—

Net cash used in investing activities	(39,179)	(5,725)

Cash flows from financing activities:
Repayment of long-term debt	(26,517)	(24,540)
Net proceeds from issuance of stock	2,265,316	8,000

Net cash provided by (used in) financing activities	2,238,799	(16,540)

Effect of exchange rates on cash and cash equivalents	(122,075)	(16,747)

Net increase (decrease) in cash and cash equivalents	2,461,986	(412,891)
Cash and cash equivalents at beginning of period	1,046,121	1,012,397

Cash and cash equivalents at end of period	$3,508,107	599,506

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,240	14,748
Cash paid during the period for income taxes	—	—
Restricted shares issued for mold purchase	20,600	63,000

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

The consolidated financial statements presented herein as of September 30, 2002 and for the three and six-months periods ended September 30, 2002 and 2001 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows for the interim periods.

The Company has identified certain of its accounting policies that it considers particularly important for the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, inventories, foreign currency translation and transactions, and impairment of long-lived assets, each more fully described in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2002. Based upon the Company’s review, it has determined that these policies remain its most critical accounting policies for the three and six-months periods ended September 30, 2002, and has made no changes to these policies during fiscal 2003.

2.     Nature of Business

The Company is currently selling its products outside of the United States and is undertaking clinical trials in the United States and Canada. Based on the Company’s current plans, it is anticipated the Company will launch its products in the U.S. after obtaining FDA approval. Completing clinical trials and obtaining FDA approval is a costly and time-consuming process. As a result of the $2.4 million gross proceeds of a Rights Offering completed July 2002, management believes current resources and the funds generated from sale of the Company’s products outside the U.S. will be adequate to meet the Company’s cash flow needs, including R&D activities associated with existing products and markets through fiscal 2004. Ultimately, the Company will need to achieve profitability and positive cash flows from operations or obtain additional debt or equity financing to fund its operations.

3.     New Accounting Pronouncement

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS No. 146 in April 2003.

4.     Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	September 30, 2002	March 31, 2002

Raw materials	$78,561	91,050
Work-in-process	138,348	134,490
Finished goods	347,346	406,562

	$564,255	632,102

5.     Comprehensive Income (loss)

Comprehensive income (loss) consists of net income (loss), and the translation adjustment as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$(116,547)	(44,186)	333,238	(178,912)
Items of other comprehensive income (loss):
Translation adjustment	7,903	16,235	(83,386)	11,790

	$(108,644)	(27,951)	249,852	(167,122)

6.     Reverse Stock Split

On April 2, 2002, the Company effected a 1-for-3 reverse stock split. All historical share and per share amounts have been restated to reflect the reverse stock split.

7.     Reconciliation of Net income (loss) and Share Amounts Used in EPS Calculation

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted income (loss) per common share for the three and six-months ended September 30, 2002 and 2001 was calculated using the treasury-stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive potential common shares.

	Basic income (loss)		Diluted income (loss)
	per share	Effect of	per share
	to common	dilutive	to common
	shareholders	securities	shareholders

For the three months ended:
September 30, 2002
Net loss	$(116,547)	—	(116,547)
Shares	3,893,506	—	3,893,506

Per share amount	$(0.03)	—	(0.03)

For the three months ended:
September 30, 2001
Net loss	$(44,186)	—	(44,186)
Shares	2,293,161	—	2,293,161

Per share amount	$(0.02)	—	(0.02)

	Basic income (loss)		Diluted income (loss)
	per share	Effect of	per share
	to common	dilutive	to common
	shareholders	securities	shareholders

For the six months ended:
September 30, 2002
Net income	$333,238	—	333,238
Shares	3,109,992	13,525	3,123,517

Per share amount	$0.11	—	0.11

For the six months ended:
September 30, 2001
Net loss	$(178,912)	—	(178,912)
Shares	2,288,048	—	2,288,048

Per share amount	$(0.08)	—	(0.08)

The following options and warrants outstanding at September 30, 2002 and 2001 to purchase shares of common stock were excluded from diluted loss per share, because of the anti-dilutive effect:

	Number of	Range of exercise
	Options/Warrants	prices

For the three months ended:
September 30, 2002	1,707,789	$1.10 to $10.50
September 30, 2001	540,166	$1.50 to $10.50
For the six months ended:
September 30, 2002	1,263,289	$1.50 to $10.50
September 30, 2001	540,166	$1.50 to $10.50

8.     Stock Option Grants

On September 4, 2002, the Company granted 444,500 stock options to its Directors and employees. The stock options vest over a period of five years. All options become fully vested when the Company receives written FDA market approval or in case a change in control should occur.

9.     Rights Offering

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

10.     Vendor Deposits

In September 2001, the Company executed an agreement with a vendor to manufacture a mold for one of the Company’s products. As consideration, the Company issued 20,000 shares in September 2001. The Company amended the agreement in September 2002 and issued an additional 20,000 shares of common stock to be held in escrow until completion of the mold. The Company recorded the fair value of the restricted common stock aggregating $41,200, as of September 30, 2002, as a vendor deposit in shareholders’ equity.

11.     Settlement

On October 26, 2001, the Company reached a litigation settlement with a third party. Net proceeds from the Settlement, totaling $388,000, were recognized upon receipt of cash. In May 2002, the Company received the final payment and recorded a $180,000 gain related to this settlement.

12.     Foreign Currency Gains (Losses)

For the three-month period ended September 30, 2002 and 2001, the Company recognized foreign currency gains (losses) of $(12,687) and $195,628, respectively. For the six-month period ended September 30, 2002 and 2001, the Company recognized foreign currency gains of $407,333 and $109,620, respectively. At September 30, 2002 and 2001, the Company had $2.7 million and $4.7 million of dollars denominated intercompany debt at its Dutch subsidiary. Except for $1.1 million of dollars of long-term balance as per September 30, 2001, these intercompany balances are revolving in nature and are not deemed to be long-term balances. The long-term balance has been repaid in the remainder of fiscal 2002 and in the six months period ended September 30, 2002.

13.     Subsequent Event

On October 1, 2002, the lease for the U.S. facility was renewed for an additional period of 36 months ending February 28, 2006. The annual rent is $68,525.

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

Overview

Uroplasty, Inc. develops, manufactures, and/or markets medical products in certain segments of the urology, colon and rectal, wound care, otolaryngology and plastic surgery markets. Products sold by the Company are subject to regulation by the U.S. FDA and/or various regulating agencies in countries outside the U.S. Existing sales have been, and future sales growth is expected to be, derived from Macroplastique and related ancillary products designed for use by urologists, gynecologists, and uro-gynecologists for the primary treatment of stress urinary incontinence (SUI) and for the treatment of vesicoureteral reflux (VUR), a condition in which urine flows backward from the bladder to the kidney. Macroplastique is comprised of soft, irregularly textured, vulcanized, medical grade silicone elastomer implants suspended in a biocompatible carrier solution. When injected via a minimally invasive procedure in the soft tissue of the mid-urethra and bladder neck (in the case of SUI), and at the ureteral orifice (in the case of vesicoureteral reflux), the implants act as a bulking material to restore urinary continence or to eliminate reflux of urine from the bladder to the kidneys.

In addition to the urological applications, the Company’s implantable tissue bulking material is also marketed by the Company outside the U.S. for the indications of fecal incontinence, reconstructive and cosmetic plastic surgery applications and vocal cord rehabilitation under the trade names PTP Implants™, Bioplastique™ Implants and VOX Implants™, respectively. In The Netherlands and United Kingdom, the Company’s direct sales force distributes certain wound care products on behalf of another company in accordance with an executed Distributor Agreement. Under the terms of the Distributor Agreement, the Company is not obligated to purchase any minimum level of wound care products.

The Company’s products are currently sold by a direct sales force in the United Kingdom, and by a network of distributors in numerous countries outside the U.S., including Canada, Western Europe, Australia, and Central and South America. In September 1999, the Company received FDA approval to initiate human clinical studies in the U.S. for the Company’s primary product Macroplastique in the treatment of female SUI. The Company is currently conducting the human clinical procedures at various clinical sites across the United States and Canada.

The Company’s current objectives are to focus on sales and marketing activities designed to increase market penetration and sales of Macroplastique for SUI, VUR, and fecal incontinence applications in countries outside the U.S., and to efficiently and effectively execute the Macroplastique human clinical study for treatment of female SUI within the U.S.

The Company has identified certain of its accounting policies that it considers particularly important for the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, inventories, foreign currency translation and transactions, and impairment of long-lived assets, each more fully described in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2002. Based upon the Company’s review, it has determined that these policies remain its most critical accounting policies for the three and six-months periods ended September 30, 2002, and has made no changes to these policies during fiscal 2003.

Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three and six-months periods ended September 30, 2002 and 2001.

Results of Operations

Net Sales: The Macroplastique product line accounts for approximately 88% of total net sales during the periods presented. In the second quarter ended September 30, 2002, net sales of all products were $1,288,875, representing a $231,937 or 22% increase when compared to net sales of $1,056,938 for the second quarter ended September 30, 2001. During the six months ended September 30, 2002, net sales of all products were $2,597,974, representing a $391,647 or 18% increase when compared to net sales of $2,206,327 during the six months ended September 30, 2001. The sales increase is the result of increased unit sales to our customers and fluctuations in foreign currency exchange rates between the U.S. Dollar (the functional reporting currency) and the Euro and the British Pound (currencies of the Company’s subsidiaries).

Management expects unit sales of Macroplastique will increase in the remaining two quarters of fiscal 2003, as compared to unit sales of fiscal 2002. In November 2001, the Company launched Macroplastique product enhancements and began new distributor training. The improvements provided surgeons with a delivery system designed for ease of use. Management believes that, as a result, an increasing number of doctors will perform procedures that will broaden the Macroplastique penetration of the SUI and VUR markets. Additionally, with the sales launch of PTP Implants™ for the indication of fecal incontinence to international markets outside the U.S. in May 2002, Uroplasty expects incremental sales to be derived by this new product from our expansion into the Colon and Rectal Surgeon market. Fecal incontinence affects up to 16 million, or 1 out of 13 adults in the U.S. There can be no assurance, however, the Company’s efforts to increase sales and market penetration will be successful.

Gross Profit: Gross profit was $933,586 and $803,010 for the quarter ended September 30, 2002 and 2001, respectively, or 72% and 76% of net sales. Gross profit was $1,822,971 and $1,772,527 for the six months ended September 30, 2002 and 2001, respectively, or 70% and 80% of net sales. High production volumes in the first quarter of fiscal 2002 to prepare for the product launch in November 2001 resulted in a high gross margin. Excess manufacturing capacity is causing lower gross profit margins in the current-year period. Gross profit in any one period is highly variable depending on production volumes. The Company anticipates increased utilization of manufacturing capacity and unit sales in the remaining quarters of fiscal 2003, which should result in higher gross margins.

General and Administrative Expense: General and administrative (“G&A”) expenses decreased from $310,955 during the second quarter of fiscal 2002 to $299,661 during the second quarter of fiscal 2003 and decreased from $583,565 during the six months ended September 30, 2001 to $572,128 during the six months ended September 30, 2002.

Research and Development Expense: Research and development (“R&D”) expenses increased $70,478, or 17%, from $411,312 during the second quarter of fiscal 2002 to $481,790 during the second quarter of fiscal 2003 and increased 25% from $801,350 during the six months ended September 30, 2001 to $1,001,208 during the six months ended September 30, 2002. The increase in R&D expense resulted from an increase in clinical costs relating to patient procedures and follow-up examinations due to significant increases in clinical study patient enrollment.

Selling and Marketing Expenses: Selling and marketing (“S&M”) costs decreased 18% from $317,556 during the second quarter of fiscal 2002 to $259,664 during the second quarter of fiscal 2003 and decreased 24% from $672,623 during the six months ended September 30, 2001 to $513,827 during the six months ended September 30, 2002. This decrease was as expected from the fiscal 2002 restructuring of the international sales and marketing departments.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, settlement income and other non-operating costs when incurred. The Company’s financial results are subject to material fluctuations based on changes in currency exchange rates. Other income (expense) was $(9,018) and $192,627 for the second quarter ended September 30, 2002 and 2001 and $597,430 and $106,099 for the six months ended September 30, 2002 and 2001. The majority of the differences between periods was due to foreign currency exchange gains and losses and the $180,000 of settlement proceeds in the first quarter of fiscal 2003 from the litigation. On October 26, 2001, the Company reached a litigation settlement with a third party. Net proceeds from the Settlement, totaling $388,000, were recognized upon receipt of cash. In May 2002, the Company received the final payment and recorded a $180,000 gain related to this settlement. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. Dollar (the functional reporting currency) and the Euro and British Pound (currencies of the Company’s subsidiaries), as well as their effect on the dollar denominated intercompany obligations between the Company and its foreign subsidiaries. At September 30, 2002 and 2001, the Company had $2.7 million and $4.7 million of dollars denominated intercompany debt at its foreign Dutch subsidiary. Except for $1.1 million of dollars of long-term balance as per September 30, 2001, these intercompany balances are revolving in nature and are not deemed to be long-term balances. The long-term balance has been repaid in the remainder of fiscal 2002 and in the six months period ended September 30, 2002. The Company recognized foreign currency gains and losses of $(12,687) and $195,628 for the second quarter ended September 30, 2002 and 2001 and $407,333 and $109,620 for the six months ended September 30, 2002 and 2001. The currency gains are primarily the result of a weakened U.S. Dollar compared to the Euro and the currency losses the result of a strengthened U.S. Dollar compared to the Euro.

As described in note 9 to the financial statements, the Company has retroactively increased the weighted average shares outstanding for all periods to reflect the incremental 267,402 shares attributable to the bonus element related to the rights offering.

Liquidity and Capital Resources

As of September 30, 2002, the Company’s cash and cash equivalent balances totaled $3,508,107. The capital resources existing at September 30, 2002 were derived from operations during the fiscal years ended March 31, 1997 and 1998, plus the net proceeds from the Company’s sale of approximately 1.7 million shares of Common Stock in June 1998 and the sale of approximately 2.4 million shares of Common Stock in July 2002.

At September 30, 2002, the Company had working capital of approximately $4.6 million. During the six months ended September 30, 2002, operating activities provided $384,441 of cash, compared to using $373,879 of cash in the prior-year period. This improvement of cash was primarily attributable to foreign currency exchange gains of $407,000 and a $180,000 gain from the proceeds from a lawsuit settlement. Accounts receivable increased by $53,286, due to the timing of payment by our customers. Other current assets, accounts payable, accrued expenses fluctuated due to the timing of payments.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash, equipment leasing arrangements, and its accounts receivable and inventory balances at September 30, 2002 of $898,717 and $564,255, respectively.

As of September 30, 2002, the allowance for inventory obsolescence is $69,000. The introduction last year of the modified products has made some units of the non-modified products obsolete.

During the term of the fiscal 2003 Rights Offering, a total of 2,394,639 shares of Common Stock and 798,213 Common Stock Purchase Warrants were sold to shareholders of the Company. Gross proceeds recorded in the six-months period ended September 30, 2002 were $2,394,639.

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

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Within the 90 days prior to the date of this report, Daniel G. Holman, our President, Chief Executive Officer, Chief Financial Officer and Arie J. Koole, our Controller, Principal Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, such officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Internal Controls and Procedures. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Except as indicated below, none of the items contained in PART II of Form 10-QSB are applicable to the Company for the three months ended September 30, 2002.

ITEM 2. CHANGES IN SECURITIES

(c) Recent Sales of Unregistered Securities

On September 30, 2002, the Registrant sold 20,000 shares of its Common Stock, valued on the date of issuance at $20,600, to one vendor as part of a specialized supply contract. The shares were exempt from registration under Section 4(2) of the Securities Act because they were issued subject to investment representations by the purchaser and the certificate representing the shares bore a restrictive legend.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

99.1	Certifications by the Chief Executive Officer/Chief Financial Officer and the Controller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC

Date: November 14, 2002	by:	/s/ DANIEL G. HOLMAN Daniel G. Holman President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

Date: November 14, 2002	by:	/s/ ARIE J. KOOLE Arie J. Koole Controller (Principal Accounting Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel G. Holman, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Uroplasty, Inc. (the “Registrant”);

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002.

	By	/s/ DANIEL G. HOLMAN Daniel G. Holman, President, Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Arie J. Koole, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Uroplasty, Inc. (the “Registrant”);

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002.

	By	/s/ ARIE J. KOOLE Arie J. Koole, Controller (Principal Accounting Officer)