Form 10QSB
period 2002-12-31
UROPLASTY INC
filed 2003-02-13
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2002

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

       YES  [X]     NO  [  ]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of January 27, 2003 was $8,977,942.

The number of shares outstanding of the issuer’s only class of common stock on January 27, 2003 was 4,488,971.

Transitional Small Business Disclosure Format:

       YES  [  ]   NO  [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2002	March 31, 2002

Assets
Current assets:
Cash and cash equivalents	$3,564,176	1,046,121
Accounts receivable, net	800,526	845,431
Inventories	578,719	632,102
Deferred offering costs	—	112,544
Other	215,486	130,518

Total current assets	5,158,907	2,766,716
Property, plant, and equipment, net	829,430	764,855
Intangible assets, net	54,548	72,877

Total assets	$6,042,885	3,604,448

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2002	March 31, 2002

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$175,484	230,631
Accrued liabilities	336,021	399,478
Current maturities – long-term debt	36,074	42,311

Total current liabilities	547,579	672,420
Long-term debt – less current maturities	454,184	399,222

Total liabilities	1,001,763	1,071,642

Shareholders’ equity:
Common stock $.01 par value; 20,000,000 shares authorized, 4,488,971 and 2,047,332 shares issued and outstanding at December 31, 2002 and March 31, 2002, respectively	44,890	20,473
Additional paid-in capital	8,393,901	6,149,571
Accumulated deficit	(2,885,053)	(3,204,370)
Vendor deposit	(48,000)	(51,000)
Accumulated other comprehensive loss	(464,616)	(381,868)

Total shareholders’ equity	5,041,122	2,532,806

Total liabilities and shareholders’ equity	$6,042,885	3,604,448

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31

	2002	2001	2002	2001

Net sales	$1,264,742	1,348,650	3,862,716	3,554,977
Cost of goods sold	330,015	548,826	1,105,018	982,626

Gross profit	934,727	799,824	2,757,698	2,572,351

Operating expenses
General and administrative	312,003	273,225	884,131	856,790
Research and development	538,295	454,835	1,539,503	1,256,185
Selling and marketing	251,051	232,955	764,878	905,578

	1,101,349	961,015	3,188,512	3,018,553

Operating loss	(166,622)	(161,191)	(430,814)	(446,202)

Other income (expense)
Interest income	12,482	5,336	35,075	15,353
Interest expense	(5,805)	(6,611)	(18,144)	(19,817)
Foreign currency exchange gain (loss)	146,024	(67,552)	553,357	42,068
Settlement	—	200,000	180,000	200,000
Other	—	—	(157)	(332)

	152,701	131,173	750,131	237,272

Income (loss) before income taxes	(13,921)	(30,018)	319,317	(208,930)
Income tax expense	—	—	—	—

Net income (loss)	$(13,921)	(30,018)	319,317	(208,930)

Basic income (loss) per common share	$(0.00)	(0.01)	0.09	(0.09)
Diluted income (loss) per common share	$(0.00)	(0.01)	0.09	(0.09)
Weighted average common shares outstanding:
Basic	4,467,547	2,314,277	3,564,155	2,296,823
Diluted	4,467,547	2,314,277	3,587,996	2,296,823

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31, 2002 and 2001
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net income (loss)	$319,317	(208,930)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	149,483	157,530
Loss on disposal of assets	—	2,120
Stock-based consulting expense	1,508	6,790
Changes in operating assets and liabilities:
Accounts receivable	44,905	17,766
Inventories	53,383	(83,558)
Other current assets	(84,968)	145,242
Accounts payable	62,320	(11,133)
Accrued liabilities	(63,457)	(169,331)

Net cash provided by (used in) operating activities	482,491	(143,504)

Cash flows from investing activities:
Payments for property, plant and equipment	(44,757)	(35,646)
Proceeds from sale of property, plant and equipment	—	2,225
Payments for intangible assets	(675)	—

Net cash used in investing activities	(45,432)	(33,421)

Cash flows from financing activities:
Repayment of long-term debt	(37,674)	(37,103)
Proceeds from issuance of note payable	—	8,000
Net proceeds from issuance of stock	2,265,316	13,000
Deferred offering costs	—	(17,347)

Net cash provided by (used in) financing activities	2,227,642	(33,450)

Effect of exchange rates on cash and cash equivalents	(146,646)	1,390

Net increase (decrease) in cash and cash equivalents	2,518,055	(208,985)
Cash and cash equivalents at beginning of period	1,046,121	1,012,397

Cash and cash equivalents at end of period	$3,564,176	803,412

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19,503	22,201
Cash paid during the period for income taxes	—	—
Shares issued for 401(k) plan profit sharing contribution	27,270	37,700
Restricted shares issued for mold purchase	24,000	48,600

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The consolidated financial statements included in this Form 10-QSB/A have been prepared by Uroplasty, Inc. (“Uroplasty” or “the
Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The consolidated results of operations for any interim period are not necessarily indicative of results for a full year. These consolidated statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2002.

The consolidated financial statements presented herein as of December 31, 2002 and for the three and nine-months periods ended December 31, 2002 and 2001 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows for the interim periods.

The Company has identified certain of its accounting policies that it considers particularly important for the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, inventories, foreign currency translation and transactions, and impairment of long-lived assets, each more fully described in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2002. Based upon the Company’s review, it has determined that these policies remain its most critical accounting policies for the three and nine-months periods ended December 31, 2002, and has made no changes to these policies during fiscal 2003.

2. Nature of Business

The Company is currently selling its products outside of the United States and is undertaking clinical trials in the United States and Canada. Based on the Company’s current plans, it is anticipated the Company will launch its products in the U.S. after obtaining FDA approval. Completing clinical trials and obtaining FDA approval is a costly and time-consuming process. As a result of the $2.4 million gross proceeds of a Rights Offering completed July 2002, management believes current resources and the funds generated from sale of the Company’s products outside the U.S. will be adequate to meet the Company’s cash flow needs, including R&D activities, associated with existing products and markets through fiscal 2004. Ultimately, the Company will need to achieve profitability and positive cash flows from operations or obtain additional debt or equity financing to fund its operations.

3. New Accounting Pronouncement

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS No. 146 in April 2003.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company will implement the required disclosure provisions in the Form 10-KSB for the period ended March 31, 2003. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows as the Company does not anticipate making the voluntary change to the fair value method of accounting for stock-based compensation.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which addresses certain disclosure requirements to be made by a guarantor about its obligations under guarantees. The Company adopted this guidance in its financial statements. It did not have a material impact.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” which addresses accounting for special-purpose and variable interest entities. The Company is required to adopt this guidance for financial statements issued after December 31, 2002, as required and is currently analyzing the impact of its adoption on the Company’s financial statements.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	December 31, 2002	March 31, 2002

Raw materials	$73,956	91,050
Work-in-process	160,836	134,490
Finished goods	343,927	406,562

	$578,719	632,102

5. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), and the translation adjustment as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Net income (loss)	$(13,921)	(30,018)	319,317	(208,930)
Items of other comprehensive income (loss):
Translation adjustment	620	1,431	(82,748)	13,221

Comprehensive income (loss)	$(13,301)	(28,587)	236,569	(195,709)

6. Reverse Stock Split

On April 2, 2002, the Company effected a 1-for-3 reverse stock split. All historical share and per share amounts have been restated to reflect the reverse stock split.

7. Reconciliation of Net income (loss) and Share Amounts Used in EPS Calculation

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted income (loss) per common share for the three and nine-months ended December 31, 2002 and 2001 was calculated using the treasury-stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive potential common shares.

	Basic income (loss)		Diluted income (loss)
	per share	Effect of	per share
	to common	dilutive	to common
	shareholders	securities	shareholders

For the three months ended:
December 31, 2002
Net loss	$(13,921)	—	(13,921)
Shares	4,467,547	—	4,467,547

Per share amount	$(0.00)	—	(0.00)

For the three months ended:
December 31, 2001
Net loss	$(30,018)	—	(30,018)
Shares	2,314,277	—	2,314,277

Per share amount	$(0.01)	—	(0.01)

For the nine months ended:
December 31, 2002
Net income	$319,317	—	319,317
Shares	3,564,155	23,841	3,587,996

Per share amount	$0.09	—	0.09

For the nine months ended:
December 31, 2001
Net loss	$(208,930)	—	(208,930)
Shares	2,296,823	—	2,296,823

Per share amount	$(0.09)	—	(0.09)

The following options and warrants outstanding at December 31, 2002 and 2001 to purchase shares of common stock were excluded from diluted loss per share, because of the anti-dilutive effect:

	Number of	Range of exercise
	Options/Warrants	prices

For the three months ended:
December 31, 2002	1,705,123	$0.90 to $10.50
December 31, 2001	534,433	$1.50 to $10.50
For the nine months ended:
December 31, 2002	1,261,623	$1.50 to $10.50
December 31, 2001	534,433	$1.50 to $10.50

8. Stock Option Grants

On September 4, 2002 and November 4, 2002, the Company granted 444,500 stock options to its Directors and employees. The stock options vest over a period of five years. All options become fully vested when the Company receives written FDA market approval or in case a change in control should occur.

9. Rights Offering

In July 2002, the Company completed its rights offering to its shareholders in which the Company sold 798,213 units with aggregate proceeds of $2.4 million. Each unit consisted of three shares of common stock and a warrant to acquire one additional share of common stock for $2.00 per share. These warrants expire on July 31, 2004. The allocated relative fair value of the shares issued in the offering was less than the Company’s common stock price on the offerings closing date which resulted in a bonus element to the stockholders who participated in the offering, similar to a stock dividend. Therefore, the Company has retroactively increased the weighted average shares outstanding for all periods to reflect the incremental 267,402 shares attributable to the bonus element.

10. Vendor Deposits

In September 2001, the Company executed an agreement with a vendor to manufacture a mold for one of the Company’s products. As consideration, the Company issued to the vendor 20,000 shares of its common stock in September 2001. The Company amended the agreement in September 2002 and issued an additional 20,000 shares of common stock to be held in escrow until completion of the mold. The Company recorded the fair value of the restricted common stock aggregating $48,000, as of December 31, 2002, as a vendor deposit in shareholders’ equity.

11. Settlement

On October 26, 2001, the Company reached a litigation settlement with a third party. Net proceeds from the Settlement, totaling $388,000, were recognized upon receipt of cash. In May 2002, the Company received the final payment and recorded a $180,000 gain related to this settlement.

12. Foreign Currency Gains (Losses)

For the three-month period ended December 31, 2002 and 2001, the Company recognized foreign currency gains (losses) of $146,024 and $(67,552), respectively. For the nine-month period ended December 31, 2002 and 2001, the Company recognized foreign currency gains of $553,357 and $42,068, respectively. At December 31, 2002 and 2001, the Company had $2.5 million and $4.3 million of dollar denominated intercompany debt at its Dutch subsidiaries. Except for $1.0 million dollars of long-term balance at December 31, 2001, these intercompany balances are revolving in nature and are not deemed to be long-term balances. The long-term balance had been reduced to $.9 million at March 31, 2002 and was reclassified to a short-term obligation subject to foreign currency transaction accounting as the Company had concluded that the balance would be repaid in the foreseeable future. In January 2003 the Company recapitalized one of the Dutch subsidiaries with an investment of 1.5 million euros ($1.6 million). The proceeds from the investment was used to reduce the dollar denominated intercompany debt at the Dutch subsidiary, resulting in an adjusted balance at December 31, 2002 of $.9 million of intercompany debt at the Dutch subsidiary subject for foreign currency transaction accounting. This will result in less volatility for changes in currency exchange rates in the Company’s statement of operations.

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

The Company has identified certain of its accounting policies that it considers particularly important for the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, inventories, foreign currency translation and transactions, and impairment of long-lived assets, each more fully described in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2002. Based upon the Company’s review, it has determined that these policies remain its most critical accounting policies for the three and nine-month periods ended December 31, 2002, and has made no changes to these policies during fiscal 2003.

Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three and nine-month periods ended December 31, 2002 and 2001.

Results of Operations

Net Sales: The Macroplastique product line accounts for approximately 87% of total net sales during the periods presented. In the third quarter ended December 31, 2002, net sales of all products were $1,264,742, representing a $83,908 or 6% decrease when compared to net sales of $1,348,650 for the third quarter ended December 31, 2001. The sales decrease is the result of a decrease in unit sales, partially offset by favorable fluctuations in foreign currency exchange rates between the U.S. Dollar (the functional reporting currency) and the Euro and the British Pound (currencies of the Company’s subsidiaries). Excluding the fluctuations in foreign currency exchange rates the sales decrease is approximately 15%.

During the nine months ended December 31, 2002, net sales of all products were $3,862,716, representing a $307,739 or 9% increase when compared to net sales of $3,554,977 during the nine months ended December 31, 2001. The sales increase is the result of fluctuations in foreign currency exchange rates between the U.S. Dollar (the functional reporting currency) and the Euro and the British Pound (currencies of the Company’s subsidiaries). Excluding the fluctuations in foreign currency exchange rates the sales increase is approximately 1%.

With the sales launch of PTP Implants ™ for the indication of fecal incontinence to international markets outside the U.S. in May 2002, Uroplasty expects incremental sales to be derived by this new product from our expansion into the Colon and Rectal Surgeon market. Fecal incontinence affects up to 16 million, or 1 out of 13 adults in the U.S. There can be no assurance, however, the Company’s efforts to increase sales and market penetration will be successful.

Gross Profit: Gross profit was $934,727 and $799,824 for the quarter ended December 31, 2002 and 2001, respectively, or 74% and 59% of net sales. Low production volumes in the third quarter of the previous year resulted in a low gross margin. Gross profit was $2,757,698 and $2,572,351 for the nine months ended December 31, 2002 and 2001, respectively, or 71% and 72% of net sales. Gross profit in any one period is highly variable depending on unit sales and utilization of manufacturing capacity.

General and Administrative Expense: General and administrative (“G&A”) expenses increased from $273,225 during the third quarter of fiscal 2002 to $312,003 during the third quarter of fiscal 2003 and increased from $856,790 during the nine months ended December 31, 2001 to $884,131 during the nine months ended December 31, 2002. Increased salaries, general price increases and fluctuations in foreign currency exchange rates caused the increase in G&A expenses.

Research and Development Expense: Research and development (“R&D”) expenses increased $83,460, or 18%, from $454,835 during the third quarter of fiscal 2002 to $538,295 during the third quarter of fiscal 2003 and increased 23% from $1,256,185 during the nine months ended December 31, 2001 to $1,539,503 during the nine months ended December 31, 2002. The increase in R&D expense resulted from an increase in clinical costs relating to patient procedures and follow-up examinations due to significant increases in clinical study patient enrollment.

Selling and Marketing Expenses: Selling and marketing (“S&M”) costs increased 8% from $232,955 during the third quarter of fiscal 2002 to $251,051 during the third quarter of fiscal 2003 and decreased 16% from $905,578 during the nine months ended December 31, 2001 to $764,878 during the nine months ended December 31, 2002. The decrease was as expected from the fiscal 2002 restructuring of the international sales and marketing departments.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, settlement income and other non-operating costs when incurred. The Company’s financial results are subject to material fluctuations based on changes in currency exchange rates. Other income was $152,701 and $131,173 for the third quarter ended December 31, 2002 and 2001 and $750,131 and $237,272 for the nine months ended December 31, 2002 and 2001. The majority of the differences between periods was due to foreign currency exchange gains and losses and the settlement proceeds from the litigation. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. Dollar (the functional reporting currency) and the Euro and British Pound (currencies of the Company’s subsidiaries), as well as their effect on the dollar denominated intercompany obligations between the Company and its foreign subsidiaries. At December 31, 2002 and 2001, the Company had $2.5 million and $4.3 million dollar denominated intercompany debt at its foreign Dutch subsidiary. Except for $1.0 million of dollars of long-term balance as per December 31, 2001, these intercompany balances are revolving in nature and are not deemed to be long-term balances. The long-term balance had been reduced to $.9 million at March 31, 2002 and was reclassified to a short-term obligation subject to foreign currency transaction accounting as the Company had concluded that the balance would be repaid in the foreseeable future. The Company recognized foreign currency gains and losses of $146,024 and $(67,552) for the third quarter ended December 31, 2002 and 2001 and $553,357 and $42,068 for the nine months ended December 31, 2002 and 2001. The currency gains are primarily the result of a weakened U.S. Dollar compared to the Euro and the currency loss the result of a strengthened U.S. Dollar compared to the Euro. In January 2003 the Company recapitalized one of the Dutch subsidiaries with an investment of 1.5 million euros ($1.6 million). The proceeds from the investment was used to reduce the dollar denominated intercompany debt at the Dutch subsidiary, resulting in an adjusted balance at December 31, 2002 of $.9 million of intercompany debt at the Dutch subsidiary subject for foreign currency transaction accounting. This will result in less volatility for changes in currency exchange rates in the Company’s statement of operations.

As described in note 9 to the financial statements, the Company has retroactively increased the weighted average shares outstanding for all periods to reflect the incremental 267,402 shares attributable to the bonus element related to the rights offering.

Liquidity and Capital Resources

As of December 31, 2002, the Company’s cash and cash equivalent balances totaled $3,564,176.

At December 31, 2002, the Company had working capital of approximately $4.6 million. During the nine months ended December 31, 2002, operating activities provided $482,491 of cash, compared to using $143,504 of cash in the prior-year period. This improvement of cash was primarily attributable to foreign currency exchange gains of $553,357 and a $180,000 gain from the proceeds from a lawsuit settlement. This was offset by an operating loss of $430,814. Accounts receivable decreased by $44,905, due to the timing of payment by our customers. Other current assets, accounts payable, accrued expenses fluctuated due to the timing of payments.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash, equipment leasing arrangements, and its accounts receivable and inventory balances at December 31, 2002 of $800,526 and $578,719, respectively.

During the term of the fiscal 2003 Rights Offering, a total of 2,394,639 shares of Common Stock and 798,213 Common Stock Purchase Warrants were sold to shareholders of the Company. Gross proceeds recorded in the nine-month period ended December 31, 2002 were $2,394,639.

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

PART II. OTHER INFORMATION

Except as indicated below, none of the items contained in PART II of Form 10-QSB are applicable to the Company for the three months ended December 31, 2002.

ITEM 2. CHANGES IN SECURITIES

(c)  Recent Sales of Unregistered Securities

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

UROPLASTY, INC
Date: February 14, 2003	by: /s/ DANIEL G. HOLMAN
Daniel G. Holman
President, Chief Executive Officer,
Chief Financial Officer and Director (Principal
Executive and Financial Officer)

Date: February 14, 2003	by: /s/ ARIE J. KOOLE
Arie J. Koole
Controller (Principal Accounting Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel G. Holman, certify that:

1.I have reviewed this quarterly report on Form 10-QSB of Uroplasty, Inc. (the “Registrant”);

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

5.The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003.

By	/s/ DANIEL G. HOLMAN

Daniel G. Holman, President, Chief Executive Officer and
Chief Financial Officer (Principal Financial Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Arie J. Koole, certify that:

1.I have reviewed this quarterly report on Form 10-QSB of Uroplasty, Inc. (the “Registrant”);

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

5.The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003.

By	/s/ ARIE J. KOOLE

Arie J. Koole, Controller (Principal Accounting Officer)