Form 10KSB
period 2003-03-31
UROPLASTY INC
filed 2003-05-20
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2003

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

               YES [X]                  NO [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year: $5,343,656

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of May 9, 2003 was $9,067,358.

The number of shares outstanding of the issuer’s only class of common stock on May 9, 2003 was 4,523,971.

Documents Incorporated By Reference: Portions of the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders (the “Proxy Statement”), are incorporated by reference in Part III.

Transitional Small Business Disclosure Format:

               YES [   ]               NO [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

Forward-looking statements may be contained in the “Management’s Discussion and Analysis or Plan of Operation” and other sections of this filing. Various factors and risks (not all of which are identifiable at this time) could cause the Company’s results, performance or achievements to differ materially from that contained in the Company’s forward-looking statements, and investors are cautioned that any forward-looking statement contained herein or elsewhere is qualified by and subject to the warnings and cautionary statements contained above and in the “Factors Affecting the Business” section of this filing.

The Company does not undertake and assumes no obligation to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Uroplasty is a medical device company that develops, manufactures, and markets a family of injectable implant products used for soft-tissue augmentation for specific indications in urology, urogynecology, colon and rectal, otolaryngology and plastic surgery markets. The Company’s products offer physicians and their patients a minimally invasive treatment option for urinary incontinence, vesicoureteral reflux, fecal incontinence, vocal cord rehabilitation and dermal augmentation. Uroplasty’s products are CE marked in Europe (similar to FDA approval in the United States), allowing the products to be sold throughout the European Union, and in other major markets throughout the world, including Canada, Australia, and many Latin American and Pacific Rim countries. The Company’s products are not sold in the United States because submissions have not yet been made to the Food and Drug Administration (“FDA”) for marketing in the United States. However, the Company is currently conducting a multi-center clinical trial with its urethral bulking agent, Macroplastique® Implants pursuant to an FDA Investigational Device Exemption (“IDE”), as a minimally invasive, office-based procedure for treating female stress urinary incontinence. This study is required as part of a Premarket Approval Submission to the FDA for marketing within the United States.

MACROPLASTIQUE® Implants

The Company’s key product is Macroplastique, an injectable soft tissue-bulking agent used to treat stress urinary incontinence (“SUI”), the most common form of urinary incontinence. It is designed to restore the patient to normal urinary continence almost immediately following treatment. SUI refers to the involuntary loss of urine as a result of activities that increase intra-abdominal pressure, such as coughing, laughing, or exercising. Macroplastique is also used to treat vesicoureteral reflux (“VUR”), a condition occurring mostly in children in which urine flows backward from the bladder into the kidney. Additionally, men recovered from prostate surgery who experience incontinence are also candidates for Macroplastique treatment.

Macroplastique is a proprietary composition of heat vulcanized, highly textured, solid, soft, irregularly shaped polydimethylsiloxane (solid silicone) implants suspended in a biocompatible carrier solution. The Company markets Macroplastique through Uroplasty BV, The Netherlands, on the basis that its out-patient minimally invasive treatment can lead to lower surgical risk with shorter recovery time and that it is less expensive when compared to invasive alternatives. With its successful use in patients outside the United States since 1991, the Company believes Macroplastique has advantages of being biocompatible, nonabsorbing, nondegrading, nonmigrating, and cost effective. Additionally, the product requires no skin testing prior to use and it does not require refrigeration for storage.

Although Macroplastique is traditionally implanted with the aid of an endoscope, the Company also markets a patented, non-endoscopic delivery kit called the Macroplastique Implantation System (MIS) for treatment of female stress urinary incontinence outside the United States. The MIS is for use by urologists, gynecologists, and urogynecologists for the implantation of Macroplastique without the aid of an endoscope. The advantages of this product are its ease of use, the consistent depth of product placement, and symmetrical, circumferential implantation of the product at prescribed locations to achieve urethral closure.

Urinary Incontinence and Vesicoureteral Reflux Markets

Urinary incontinence is an involuntary loss of urine, which has emotional, social, and hygienic consequences. In varying degrees, urinary incontinence is a problem suffered by millions of people worldwide. The Agency for Health Care Policy and Research (AHCPR), a division of the Public Health Service, U.S. Department of Health and Human Services, estimates that urinary incontinence affects about 13 million people in the United States of which, 85% or 11 million are women. The same agency estimates the total cost (utilizing all management and curative approaches) of treating incontinence of all types in the United States as $15 billion. Bulking agents such as Macroplastique are used to treat women with SUI caused by intrinsic sphincter deficiency (“ISD”), and the National Association For Incontinence (“NAFC”) estimates that up to 15% of woman suffering with stress urinary incontinence is a result of intrinsic sphincter deficiency. Urethral Bulking Agents (“UBA”) are currently recommended by AHCPR as first-line treatment for woman with ISD who do not have coexisting urethral hypermobility. Male patients can benefit from a urethral bulking agent procedure such as Macroplastique, and according to the AHCPR, UBA is recommended as first-line surgical treatment for men with ISD. According to the American College of Surgeons, there are approximately 400,000 prostate surgeries performed each year in the United States, and up to 20% of these men develop incontinence following the procedure. Urinary incontinence can result in a substantial decrease in a person’s quality of life, and is often the main reason a family moves an elderly person to nursing home care. The Company expects the incidence of urinary incontinence will rise as the percentage of elderly people continues to increase.

VUR is primarily a pediatric concern, with a prevalence estimated to be up to 2% of the U.S. pediatric population according to research published in Pediatric Radiology. Approximately 15,000 surgical procedures are performed each year to address this VUR issue. Patients in this population with VUR grades 1 through 4 are candidates for Macroplastique treatments. Globally, the use of Macroplastique to correct the VUR condition can save patient costs related to continued use of antibiotics for treating these patients for chronic urinary tract infections. Left untreated, VUR can lead to more serious related health complications.

Types of Urinary Incontinence

The mechanisms of urinary incontinence are complicated and involve the interaction between several anatomical structures. In females, urinary continence is controlled primarily by the sphincter muscle. This muscle surrounds the urethra and provides constrictive pressure to prevent urine from flowing out of the bladder. Urination occurs when the sphincter relaxes as the bladder contracts, allowing urine to flow through the urethra. The urinary sphincter is also responsible for maintaining continence during periods of physical stress. Incontinence may result when any part of the urinary tract fails to function as intended. A number of conditions and disorders can cause incontinence, including childbirth, pelvic surgery, injuries to the pelvic region or the spinal cord, neurological diseases (e.g. multiple sclerosis, poliomyelitis), birth defects (e.g., spina bifida), and degenerative changes associated with aging.

Stress Urinary Incontinence: SUI refers to the involuntary loss of urine due to an increase in intra-abdominal pressure from coughing, sneezing, laughing, straining or lifting. In women, the most common cause of SUI is hypermobility, a lack of anatomic stability primarily caused by weak surrounding tissue, resulting in the abnormal movement of the bladder neck and urethra. This anatomical problem is often the result of childbirth. SUI can also be caused by intrinsic sphincter deficiency (ISD), or the inability of the sphincter valve or muscle to function properly. ISD can be due to congenital sphincter weakness, deterioration of the muscular wall of the urethra after trauma, spinal cord lesion or radiation therapy. Macroplastique is used to treat incontinence in women suffering from SUI caused primarily by intrinsic sphincter deficiency.

Urge Incontinence: Urge incontinence refers to the involuntary loss of urine associated with an abrupt, strong desire to urinate. Urge incontinence often occurs with neurologic problems causing the bladder to contract and empty with little or no warning.

Overflow Incontinence: Overflow incontinence is associated with an over-distention of the bladder. This can be the result of an underactive bladder or an obstruction in the bladder or urethra.

Mixed Incontinence: Mixed incontinence is the combination of both urge and stress incontinence (and, in some cases, overflow). Since prostate enlargement often obstructs the urethra, older men often have urge incontinence coupled with overflow incontinence.

Management and Treatment of Urinary Incontinence

There are two general approaches to dealing with urinary incontinence. One approach is to manage symptoms with items such as pads or diapers. The other approach is to undergo curative treatments in an attempt to restore continence, such as injection of urethral bulking agents or by invasive surgeries. The Company believes and endorses the treatment of urinary incontinence starting first with the least invasive therapy then moving to more invasive therapies only as needed.

Management of Urinary Incontinence

Absorbent Products: Absorbent products are the most common form of management for urinary incontinence because men and women can use them without consulting a physician. The cost of adult diapers and pads can be substantial and create a continuous financial burden for patients. Additionally, this management technique may require frequent changing of diapers and pads to control patient embarrassment due to odor and/or soiling.

Behavior Modification: Techniques used in behavior modification include bladder training, scheduled voiding, and pelvic floor muscle exercises known as Kegels. Some of the tools used in conjunction with these training regimes are vaginal cones or weights, biofeedback devices, and electrical stimulation. Although these techniques are not effective in all patients, the Company believes biofeedback or one of the other behavior modification techniques should be used as a first line of treatment.

Penile Compression Devices: Penile clamps are reserved for temporary use with male incontinence. Complications such as penile and urethral erosion, penile edema, pain, and obstruction can be associated with extended and/or improper use.

Pelvic Organ Support Devices: A pessary is a doughnut-shaped device made of flexible materials designed to temporarily reduce pelvic prolapse and alleviate symptoms of pelvic relaxation in females with and without incontinence. When these devices are misused or neglected, complications such as ulceration of the vagina and rectovaginal and vesicovaginal fistula can occur. Persons using pessaries require frequent, regular monitoring.

Occlusion Devices: Urethral occlusion devices, or “plugs”, of various designs are temporarily applied to occlude the urethra and/or bladder. They are disposable products and either fit over the urethral opening or in the urethra and/or bladder to obstruct the involuntary leakage of urine. Problems with these devices include urinary tract infections, treatment compliance, and progressive urethral dilation that may require larger plugs over time.

Urinary Catheters and Collection Devices: There are four types of urinary catheters: 1) intermittent (inserted through the urethra into the bladder every 3 to 6 hours for bladder drainage; may be appropriate for the management of acute or chronic urinary retention); 2) indwelling (a closed sterile system inserted through the urethra to allow bladder drainage; may be needed for short-term treatment and for terminally ill patients); 3) suprapubic (requires percutaneous or surgical introduction of a catheter into the bladder through the abdominal wall, for short-term use following gynecologic, urologic and other types of surgery or as an alternative to long-term urethral catheter use in men); and 4) external collection (devices made from latex rubber, polyvinyl or silicone resembling a condom, are secured on the shaft of the penis by a double-sided adhesive, latex or foam strap and are connected to urine collecting bags by a tube; may be useful for short-term maintenance). The type and severity of incontinence and the patient’s physical and mental condition determine the best catheter option for the patient.

Drug Therapy: Drug treatment is used to manage multiple types of urinary incontinence. These drugs generally fall into one of two categories: those managing urge incontinence by affecting the contraction of the muscle tissue of the bladder, and those managing stress incontinence by either affecting contraction of the muscle tissue of the bladder neck or improving the quality of the mucosal lining of the bladder neck and urethra. Drugs seldom cure stress urinary incontinence and the potential side effects include urinary retention, nausea, dizziness, blurred vision, and the possibility of unwanted interactions with other drugs.

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

Injectable Bulking Agents: Urethral Bulking Agents (UAB)s are inserted with a needle into the area around the urethra, thereby augmenting or bulking the sphincter. Hence, these materials are often called “bulk-enhancing agents”, “bulking agents”, or “injectables”. Urethral bulking agents may be either synthetic or biologically derived and are an attractive alternative to surgery because they are considerably less invasive than many of the surgical procedures described above. Active women benefit from the use of urethral bulking agents since they will often return to normal activities in a matter of days instead of weeks for fully invasive surgical procedures. Bulking agents also represent a desirable treatment option for the elderly or infirm who may not otherwise be able to withstand the trauma and morbidity resulting from a fully invasive surgical procedure. Additionally, the use of a UBA does not preclude the use of more invasive treatments later on if the need arises.

The two major types of urethral bulking agents are biologically derived and synthetic agents. Biologically derived bulking agents include injections of a patient’s own fat cells, polysaccharides (not commercially available in the U.S.) or bovine collagen. Fat injections involve complex, invasive harvesting of the patient’s own fat cells and reinjecting them into the bladder neck. Some of these biological agents require pre-treatment allergy skin tests, and since the body resorbs these agents over time, subsequent reinjections may be necessary. Macroplastique (polydimethylsiloxane) is a synthetic silicone elastomer bulking agent. Although physicians and patients may question the silicone issue, we are confident that we provide support and documentation to show the difference between our silicone elastomer product and the silicone gel products that were associated with the breast implants. Other synthetic bulking agents are composed of polytetrafluoroethylene (PTFE) (not commercially available in the U.S.) and pyrolytic carbon-coated beads.

Marketing, Distribution, and Sales

The Company markets and sells Macroplastique and the related ancillary products used in the implantation procedure only in countries outside the United States. The Company has a direct technical sales force in the United Kingdom and technical sales managers in The Netherlands and the United States to manage and train a network of distributors selling the Company’s products outside the United States in approximately 40 countries including Canada, Australia, and countries within Europe, Latin America and the Pacific Rim. Each of the Company’s distributors has a territory-specific distribution agreement including requirements indicating they may not sell injectable products that compete directly with Macroplastique. During both fiscal 2003 and 2002, approximately 12% of the Company’s net sales were to one customer. Collectively, the Company’s distributors accounted for approximately 62% and 63% of total net sales in fiscal years 2003 and 2002, respectively.

Other Products

In addition to the urological applications, the Company’s implantable tissue bulking material is also marketed outside the United States for reconstructive and cosmetic plastic surgery under the trade name Bioplastique™ Implants, otolaryngology vocal cord rehabilitation applications under the trade name VOX Implants™, and fecal incontinence applications under the trade name PTP Implants™. In The Netherlands and United Kingdom only, the Company’s direct sales force distributes certain wound care products in accordance with a Distributor Agreement. Under the terms of the Distributor Agreement, the Company is not obligated to purchase any minimum level of wound care products. Collectively, these other products accounted for 15% and 11% respectively, of the Company’s net sales in fiscal 2003 and fiscal 2002.

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

In order to market its products within the countries comprising the European Union, the Company has obtained CE marking for its products (i.e., marketing approval). In addition, the Company maintains registration to rigorous quality standards ISO9001, ISO13485 and EN46001 and is subject to periodic surveillance audits by its Notified Body to ensure adherence to the requirements of the European Medical Device Directives (MDD), as well as the aforementioned quality standards. Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company’s business, financial condition, and results of operations. There can be no assurance the Company will not be required to incur significant costs to comply with laws and regulations in the future, or that laws or regulations will not have a material adverse effect upon the Company’s business, financial condition, or results of operations.

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

The Company is structured such that The Netherlands subsidiary conducts business as a manufacturer and international sales office, and is responsible for the worldwide distribution of its products outside of the United States through our network of independent distributors. The United Kingdom subsidiary is responsible for direct sales and distribution of the Company’s products to hospitals and physicians within the United Kingdom and Ireland. As a result of our corporate structure, the U.S. regulation regarding medical exports that are not FDA approved does not materially affect our business. In the United States, the Company must comply with the Federal Food, Drug, and Cosmetic Act, as amended, which is enforced by the FDA. The FDA has determined urethral bulking agents such as Macroplastique are Class III devices subject to a Pre-Market Approval (PMA) application prior to marketing in the United States.

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

After PMA approval, the Company must comply with FDA regulations to maintain its U.S. marketing approval. The Company’s manufacturing facilities will be subject to routine inspections by the FDA to ensure compliance with U.S. Quality System Requirements. Even though the Company has achieved ISO9001, ISO13485 and EN46001 registrations, there can be no assurance the FDA would find the Company’s quality system to be in compliance with all relevant aspects of the U.S. requirements. The Company is also subject to a variety of state and local laws and regulations in those states or localities where its product will be manufactured and/or marketed. Any applicable state or local regulations may hinder the Company’s ability to market its products in those states or localities.

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

Manufacturing

The Company manufactures its tissue bulking products at its own facilities. Components are manufactured in the United States, and finished products are manufactured in The Netherlands from medical grade materials obtained from suppliers qualified by the Company’s Quality Department. The Company’s facilities utilize dedicated heating, ventilation, and high efficiency particulate air (HEPA) filtration systems for the manufacturing areas to provide a controlled working environment. All manufacturing processes are performed by trained production technicians according to written procedures approved by the Company’s Quality Department. All critical manufacturing processes are performed in a cleanroom environment. An outside vendor sterilizes the Company’s products using validated methods and returns the products to the Company for final inspection and testing.

The Company’s manufacturing facilities are periodically audited by an independent registrar to ensure compliance with ISO9001 ISO13485 and EN46001 quality system requirements. Prior to marketing the product in the United States, the Company will also be inspected by the U.S. FDA and will be subject to additional state, local, and federal government regulations applicable to the manufacture of the Company’s products. See “Description of Business – Government Regulations”.

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

Other soft-tissue injectable urethral bulking agents competing directly with Macroplastique for the treatment of stress urinary incontinence are Contigen® manufactured by C.R. Bard, Inc., Zuidex® manufactured by Q-Med AB, and Durasphere® manufactured by Carbon Medical Technologies, which is marketed in the U.S. by Boston Scientific. In addition, the Company believes Curis, Inc., Protein Polymer Technologies, Genyx Medical, and Bioform, Inc. are performing research and development and/or are seeking regulatory approval for various types of soft-tissue injectable bulking agents for treatment of urinary incontinence. The soft-tissue bulking agent Deflux®, manufactured by Q-Med AB competes against Macroplastique for the treatment of vesicoureteral reflux. In contrast to the products currently approved for sale, Macroplastique, marketed outside the United States since 1991, is a synthetic material that will not degrade, become resorbed or migrate, and does not require the patient to have a skin test prior to the procedure. The silicone-elastomer material has been studied for over 50 years in medical use for such urological applications as penile implants, stents and catheters. The Uroplasty patented Macroplastique Implantation System (MIS) offers a unique, non-endoscopic, minimally invasive delivery system that can be used in the physician office with Macroplastique as an out-patient procedure. The Company expects continued stiff competition with Johnson & Johnson, American Medical Systems, C.R. Bard Inc., Cook Urological, Boston Scientific Corporation and others who manufacture urinary incontinence surgical products such as sling devices. These companies have the advantage to bundle their incontinence products or devices onto contracts that require a hospital to purchase the incontinence device in order to maintain discounts on other product lines.

Many of the Company’s competitors and potential competitors have significantly greater financial, manufacturing, marketing, distribution and technical resources, and experience than the Company. In addition, many of the Company’s competitors offer broader product lines within the urology market, which may give such competitors the ability to negotiate exclusive, long-term supply contracts and to offer comprehensive pricing for their products. It is possible other large health care and consumer products companies may enter this industry in the future. Furthermore, smaller companies, academic institutions, governmental agencies, and other public and private research organizations will continue to conduct research, seek patent protection, and establish arrangements for commercializing products. Such products may compete directly with any products that may be offered by the Company in the future.

Dependence on One or a Few Major Customers

Both during fiscal 2003 and 2002, approximately 12% of the Company’s net sales were to one customer.

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

In 1992, the Company agreed to settle alleged patent infringement claims by Collagen Corporation (now Inamed Corporation). Under the settlement agreement, the Company pays Collagen a royalty of 5% of net sales in the U.S. of Macroplastique products with a minimum of $50,000 per year. The agreement is through May 1, 2006.

Claims by competitors, such as Collagen and other third parties, that the Company’s products allegedly infringe the patent or other intellectual property rights of others, could have a material adverse effect on the Company. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, and intellectual property litigation may be used against the Company as a means of gaining a competitive advantage. Intellectual property litigation is complex, time-consuming, and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company’s technical and management personnel. An adverse outcome in any litigation could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others, if licenses to such rights could be obtained, or require the Company to cease making, using, or selling certain products. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on terms acceptable to the Company, if at all. In addition to being costly, protracted litigation to defend or prosecute intellectual property could result in the Company being unable to commercialize Macroplastique on a timely basis or at all, and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

Research and Development

The Company has a Research and Development program to develop new products in the field of incontinence. The Company is also continually evaluating potential improvements as well as new methods and devices for the implantation of Macroplastique and on new applications for this material. R&D expenses also include the costs of clinical studies including the U.S. clinical trial currently underway pursuant to the IDE approved by the FDA. Expenditures for R&D totaled $2,067,725 and $1,685,000 for the fiscal years ended March 31, 2003 and 2002, respectively. None of these costs were borne directly by customers.

Compliance with Environmental Laws

Compliance by the Company with applicable environmental requirements during its fiscal years ended March 31, 2003 and 2002 has not had a material effect upon its capital expenditures, earnings, or competitive position.

Employees

As of March 31, 2003, the Company had 38 employees, of which 31 were full-time and 7 part-time. No employee has a collective bargaining agreement with the Company. The Company believes it maintains good relations with its employees.

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

The Company’s wholly owned foreign subsidiaries and their respective principal functions are as follows:

Uroplasty BV	Incorporated in The Netherlands, is the manufacturer of Macroplastique, Bioplastique, VOX Implants, PTP Implants and of all their accessories, and sells its products through distributors.

Uroplasty LTD	Incorporated in the United Kingdom and acts as the sole distributor of Macroplastique, Bioplastique, PTP Implants, all of their accessories, and wound care products in the United Kingdom and Ireland.

Bioplasty BV	Incorporated in The Netherlands and is the distributor of Bioplastique to subdistributors, and distributes wound care products in The Netherlands.

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

Government Regulation: The Company’s product, manufacturing processes, and product development activities are subject to extensive and rigorous regulation by governmental and regulatory authorities in foreign countries, similar to the U.S. Food and Drug Administration (FDA). In Europe, where Macroplastique has been used since 1991, the Company’s introduction of medical devices as well as the design, manufacturing, labeling, distribution, sale, marketing, advertising, promotion, and record keeping procedures for the Company’s products are subject to laws and regulations governing medical devices contained in the European Medical Device Directives (MDD). The Company’s products are not sold in the United States as of yet because submissions have not been made to the FDA for marketing in the United States.

In the United States, most of the Company’s products are subject to Pre-Market Approval (PMA) application with the FDA prior to marketing. In 1999, Uroplasty received approval from the FDA of an Investigational Device Exemption (IDE) relating to a U.S. clinical trial for the treatment of female stress urinary incontinence (“SUI”) using Macroplastique. Upon successful completion of the clinical trial, the Company plans to submit a PMA application to the FDA requesting approval to commercialize Macroplastique in the U.S. There can be no assurance the U.S. clinical trials will be successfully completed or that the requisite approvals or certifications will be granted for Macroplastique or any other product on a timely basis, or at all, or that such regulatory reviews will not involve delays that would conflict with the Company’s ability to commercialize its products in the U.S.

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

Macroplastique Market Acceptance: The Company currently sells Macroplastique in Europe, Canada and other countries outside the United States. The Company’s products are not sold in the United States as of yet because submissions have not been made to the FDA for marketing in the United States. Acceptance of Macroplastique by physicians in preference to other treatment options, including other bulking agents, will depend upon the demonstration of its safety and effectiveness, relative performance of Macroplastique compared to other market approved products, availability of other treatment options, and ease of use and relative cost compared to treatment options including other bulking agents. Physicians may elect not to use Macroplastique unless adequate reimbursement from health care payers is available. Health care payer acceptance of a treatment utilizing Macroplastique will require, among other things, evidence of the cost effectiveness of this treatment as compared to other treatment options. There can be no assurance the acceptance of Macroplastique by urological and gynecological health care providers will develop or continue to grow in countries where Macroplastique is already used.

Single Product: The Company currently derives over 85% of its net sales from Macroplastique and related products. Discontinuance or reduction of revenues from Macroplastique sold outside of the U.S. could therefore have a material adverse effect on the Company’s business, financial condition, and results of operations. The Company does not expect commercialization of other new products will be feasible without a substantial, continuing commitment to research and development for an extended period of time or acquisitions of new products, or both. Also, new medical products must typically undergo clinical trials and regulatory clearance or approval before commercialization. There can be no assurance as to whether or when commercialization of other products might begin or as to the likelihood that any such initiative would be successful. The market for medically-related products changes constantly. If the market changes, new or strengthened competition emerges, customer preferences change, and/or new technology causes Macroplastique to be viewed as a less effective treatment, the Company’s business, financial condition, and results of operation would be adversely affected.

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

Public Reaction to Silicone Products: Macroplastique is comprised of medical grade heat-vulcanized polydimethylsiloxane, which results in a solid, flexible silicone elastomer. In the early 1990’s the United States breast implant industry became the subject of significant controversies surrounding the possible effects upon the human body of the use of silicone gel in breast implants resulting in product liability litigation, leading to the bankruptcy of several companies, including Uroplasty’s former parent, Bioplasty, Inc. The Company uses only medical grade solid silicone material in its tissue bulking products and not semi-liquid silicone gel as was used in breast implants. However, there can be no assurance that the use by the Company and others of solid silicone in medical devices implanted in the human body will not result in controversies, litigation, or negative publicity from news media, competitors or regulatory investigations. Furthermore, there can be no assurance that in the event such negative publicity occurred, that it would not have a significant adverse effect on the Company’s future financial position or results of operations.

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

Raw Material / Component Suppliers: The Company currently purchases certain materials from single, qualified and approved sources. Alternative suppliers for all these materials exist should the current suppliers discontinue production or distribution. However, the Company would need to complete additional testing to qualify the materials obtained from any new suppliers. Limited notice of the need to switch suppliers for any of these materials could result in production delays and inventory depletion, and alternative suppliers could charge prices significantly higher than current costs. The Company has not experienced any shortage of these materials to date; however, no assurance can be given that shortages of these materials will not be experienced in the future.

Research and Development Expenses and Expected Losses: The Company’s future success will depend upon, among other factors, its ability to introduce and market Macroplastique on a timely basis in the U.S. The development and commercialization by the Company of Macroplastique and other products in the U.S. will require substantial clinical, regulatory, and other expenditures for the foreseeable future.

Additional Capital Requirements: As a result of the proceeds of the Rights Offering, management believes that current resources and the funds generated from sale of the Company’s products outside the U.S. will be adequate to meet the Company’s cash flow needs, including R&D activities associated with existing products and markets through fiscal 2004. In the event product sales and/or expenses differ from expected levels, the Company may require additional financing to complete the IDE clinical study and Pre-market Approval application for Macroplastique in the U.S. Further, the Company may seek additional funds for U.S. market introduction of Macroplastique for female SUI, as well as for U.S. approval for the Company’s products in other indications.

International Operations and Currency Fluctuations: The Company currently sells its products only outside the U.S. through its wholly owned foreign subsidiaries. Sales and operations outside of the U.S. are subject to certain inherent risks, including, without limitation, fluctuations in the value of the U.S. dollar relative to foreign currencies, tariffs, quotas, taxes and other market barriers, political and economic instability, restrictions on the import and export of technology, difficulties in staffing and managing international operations, difficulties in obtaining work permits for employees, difficulties in collecting receivables, potentially adverse tax consequences, potential language barriers, and difficulties in operating in a different culture and legal system. There can be no assurance that any of these factors will not have a materially adverse effect on the Company’s financial condition or results of operations. In particular, because the Company’s international sales are denominated primarily in euros, currency fluctuations in countries where the Company does business may render the Company’s products less price competitive than those of competing companies whose sales are denominated in weaker currencies. The Company reports its financial results in U.S. dollars, and fluctuations in the value of either the dollar or the currencies in which the Company transacts business can have a negative impact on its financial condition or results of operations. Consequently, the Company has exposure to foreign currency exchange risks. The Company attempts to lessen that exposure by keeping to a minimum the amount of time trade payables and receivables are outstanding, and by denominating product sales in a currency which historically has been more stable than other foreign currencies. However, there can be no assurance that historical stability of any currency is any indication of its future stability. The currency gain in fiscal 2003 is primarily the result of a weakened U.S. dollar compared to the euro. In January 2003 the Company recapitalized one of the Dutch subsidiaries with an investment of 1.5 million euros ($1.6 million). The proceeds from the investment were used to reduce the dollar denominated intercompany debt at the Dutch subsidiary. This will result in less volatility for changes in currency exchange rates in the Company’s statement of operations.

Limited Public Market for Common Stock; Possible Stock Price Volatility: There is only a limited trading market for the Company’s common stock. There is no assurance that purchasers of the Company’s securities will be able to resell their shares for a profit. Announcements of new products and services by the Company or its competitors, technological innovations by competitors, disputes regarding patents or other proprietary rights, regulatory developments and economic and other external factors, as well as period-to-period fluctuations in the Company’s financial results, could cause the market price of the Company’s Common Stock to fluctuate significantly. In addition, the stock market in general, and in particular the market prices for medical technology companies, has historically experienced significant volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. Such volatility may adversely affect the market price of the Company’s Common Stock.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns office and warehouse space at Hofkamp 2, 6161 DC Geleen, The Netherlands. In addition, the Company leases office, warehouse, laboratory and production space through February 2006 at 2718 Summer Street NE, Minneapolis, Minnesota 55413-2820, USA; office and warehouse space through September 2011 (subject to a right of the Company to terminate early starting in 2006) at Unit 3, Woodside Business Park, Whitley Wood Lane, Reading, Berkshire RG2 8LW, United Kingdom; and office, warehouse, laboratory and manufacturing space through June 2007 at Industrieweg 12, 5627 BS Eindhoven, The Netherlands. The Company considers its facilities adequate; however, additional office, production, and warehouse space may be necessary upon FDA approval and subsequent increases in production, marketing, and sales activities in the U.S.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of its security holders during the fourth quarter of its recently completed fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of the date hereof, there is only a limited public trading market for the Company’s Common Stock.

The following table sets forth the high and low bid prices for the Company’s Common Stock, as reported in the NASD’S Bulletin Board system (market symbol UPST.OB ; formerly UROP.OB) on a quarterly basis, from April 2002 through March 2003. Such quotations represent interdealer prices, without retail markup, mark down or commission, and do not necessarily represent actual transactions.

Fiscal Quarters	Low Bid	High Bid
First Quarter	$1.05	$3.25
Second Quarter	1.00	1.25
Third Quarter	0.90	1.50
Fourth Quarter	1.15	2.95

As of March 31, 2003, approximately 535 holders held the Company’s Common Stock of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

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

Overview

Uroplasty, Inc. develops, manufactures, and/or markets medical products in certain segments of the urology, gynecology, urogynecology, colon and rectal, wound care, otolaryngology and plastic surgery markets. Products sold by the Company are subject to regulation by the U.S. FDA and/or various regulating agencies in countries outside the U.S. Existing sales have been, and future sales growth is expected to be, derived from Macroplastique and related ancillary products designed for use by urologists, gynecologists, and uro-gynecologists for the primary treatment of stress urinary incontinence (SUI) and for the treatment of vesicoureteral reflux (VUR), a condition in which urine flows backward from the bladder to the kidney. Macroplastique is comprised of soft, irregularly textured, vulcanized, medical grade silicone elastomer implants suspended in a biocompatible carrier solution. When injected via a minimally invasive procedure in the soft tissue of the mid-urethra and bladder neck (in the case of SUI), and at the ureteral orifice (in the case of vesicoureteral reflux), the implants act as a bulking material to restore urinary continence or to eliminate reflux of urine from the bladder to the kidneys.

In addition to the urological applications, the Company’s implantable tissue bulking material is also marketed by the Company outside the U.S. for reconstructive and cosmetic plastic surgery applications under the trade name Bioplastique™ Implants; fecal incontinence applications under the trade name PTP Implants™; and vocal cord rehabilitation under the trade name VOX Implants™. In The Netherlands and the United Kingdom, the Company’s direct sales force distributes certain wound care products on behalf of another company in accordance with an executed Distributor Agreement. Under the terms of the Distributor Agreement, the Company is not obligated to purchase any minimum level of wound care products.

The Company’s products are currently sold by direct sales forces in the United Kingdom and The Netherlands, and by a network of distributors in numerous countries outside the U.S., including Western Europe, Australia, and Central and South America. The Company is currently conducting a multi-center human clinical trial with its urethral bulking agent, Macroplastique, pursuant to an FDA IDE as a minimally invasive, office-based procedure for treating female SUI. This study is required as part of a Premarket Approval Submission to the FDA for marketing within the United States.

The Company’s current objectives are to focus on sales and marketing activities designed to increase market penetration and sales of Macroplastique for SUI, VUR, and of PTP Implants for fecal incontinence applications in countries outside the U.S., and to efficiently and effectively execute the Macroplastique human clinical study for treatment of female SUI within the U.S.

The Company’s net income during fiscal 2003 was the result of non-recurring items related to foreign currency exchange gains of $530,083 and a settlement income of $180,000.

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

Impairment of Long-Lived Assets. Long-lived assets at March 31, 2003 consist of property, plant and equipment. The Company reviews its long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Set forth below is management’s discussion and analysis of the financial condition and results of operations for the fiscal years ended March 31, 2003 and 2002. See Note 6 to the Consolidated Financial Statements for business segment information.

Results of Operations

Net Sales: The Macroplastique product line accounted for 85% and 89% of total net sales for the years ended March 31, 2003 and 2002, respectively. In fiscal year ended March 31, 2003, net sales of all products were $5,343,656, representing a $369,680 or 7% increase when compared to net sales of $4,973,976 for fiscal 2002. The sales increase is the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the functional reporting currency) and the euro and the British pound (currencies of the Company’s subsidiaries), offset by a decrease in unit sales. Excluding the fluctuations in foreign currency exchange rates, sales decreased approximately 3%. Management believes the sales decrease in units was primarily due to aggressive introductory market programs targeted toward the urological and gynecological surgeons by large, competitive companies. For fiscal 2004 management believes that rationalization of patient treatment indication and published performance of competing products will provide a favorable climate, thus allowing the Company to broaden Macroplastique sales to our existing customer base and expand business to new clients. In response to intensive competitive marketing programs, new strategic marketing initiatives are being implemented to re-invigorate the market penetration of Macroplastique.

With the sales launch of PTP Implants™ for the indication of fecal incontinence to international markets outside the U.S. in 2002, Uroplasty expects incremental sales to be derived by this new product from our expansion into the colon and rectal surgery market and associated fecal incontinence specialties. Fecal incontinence is a devastating condition that is reported to affect up to 16 million, or 1 out of 13 adults in the U.S. There can be no assurance, however, the Company’s efforts to increase sales and market penetration will be successful.

Gross Profit: Gross profit was $3,743,678 and $3,517,167 for the years ended March 31, 2003 and 2002, respectively, or 70% and 71% of net sales. Gross profit in any one period is highly variable depending on unit sales and utilization of manufacturing capacity.

General and Administrative Expense: General and administrative (G&A) expenses increased 6% from $1,154,419 during fiscal 2002 to $1,220,271 during fiscal 2003. The change in G&A expense is the result of increased salaries, contributions to the savings and retirement plans, insurance premiums, general price increases and fluctuations in foreign currency exchange rates, partially offset by decreased legal expenses.

Research and Development Expense: Research and Development (R&D) expenses increased $382,725, or 23%, from $1,685,000 during fiscal 2002 to $2,067,725 during fiscal 2003. FDA regulatory costs increased from $843,077 during fiscal 2002 to $1,084,749 during fiscal 2003 and other research and development costs increased from $841,923 during fiscal 2002 to $982,976 during fiscal 2003. The FDA regulatory costs increase resulted from significant increases in clinical study patient enrollment and the increase in other research and development costs from developments of new products and further improvements of existing product. The human clinical study costs are primarily comprised of physician and medical fees relating to the patient procedures and follow-up examinations, in addition to the costs of monitoring the study, maintaining and evaluating the patient treatment, and follow-up examination data. In February 2003, the Company completed the patient enrollment phase in its multi-center IDE clinical trial.

Selling and Marketing Expenses: Selling and marketing (S&M) costs increased $36,194, or 3% from $1,106,640 during fiscal 2002 to $1,142,834 during fiscal 2003. Increased salaries, increased contribution expense associated with the savings and retirement plans, general price increases and fluctuations in foreign currency exchange rates caused the increase in S&M expenses.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, settlement proceeds and other non-operating costs when incurred. Other income was $728,366 and

$178,978 for the years ended March 31, 2003 and 2002, respectively. Interest income was $42,497 and $19,452 for the years ended March 31, 2003 and 2002, respectively. This increase is the result of increased cash and cash equivalents balances. Interest expense decreased from $25,769 for fiscal 2002 to $24,057 for fiscal 2003 as the result of decreased long-term debt and capital lease balances, partly offset by fluctuations in foreign currency exchange rates. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of the Company’s subsidiaries), as well as their effect on the dollar denominated intercompany obligations between the Company and its foreign subsidiaries. At March 31, 2003 and 2002, the Company had $0.4 million and $4.0 million dollar denominated intercompany debt at its foreign Dutch subsidiary. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company recognized net foreign currency gains (losses) of $530,083 and $(14,373) for the years ended March 31, 2003 and 2002, respectively. The currency gain is primarily the result of a weakened U.S. dollar compared to the euro and the currency loss the result of a strengthened U.S. dollar compared to the euro. In January 2003, the Company recapitalized one of the Dutch subsidiaries with an investment of 1.5 million euros ($1.6 million). The proceeds from the investment were used to reduce the dollar denominated intercompany debt at the Dutch subsidiary. This will result in less volatility for changes in currency exchange rates in the Company’s statement of operations. The settlement income was $180,000 and $200,000 for the years ended March 31, 2003 and 2002, respectively. The settlement income is the proceeds from the litigation settlement as described in note 4 to the consolidated financial statements. There will be no future income under this settlement.

Liquidity and Capital Resources

As of March 31, 2003, the Company’s cash and cash equivalent balances totaled $3,375,981.

At March 31, 2003, the Company had working capital of approximately $4.4 million. During the year ended March 31, 2003, operating activities provided $292,647 of cash, compared to providing $112,696 of cash in the prior-year period. The fiscal 2003 improvement of cash provided by operations was primarily attributable to improved earnings due to foreign currency exchange gains of $530,083 offset by increased operating expenses of $484,771 and $125,000 of increased working capital needs. Accounts receivable increased by $124,125, due to the timing of payment by our customers and fluctuations in foreign currency exchange rates. Other current assets, accounts payable, accrued expenses fluctuated due to the timing of payments and fluctuations in foreign currency exchange rates.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash, equipment leasing arrangements, and its accounts receivable and inventory balances at March 31, 2003 of $969,556 and $455,114, respectively. For fiscal 2004, management does not anticipate any material capital expenditure.

During the term of the fiscal 2003 Rights Offering, a total of 2,394,639 shares of Common Stock and 798,213 Common Stock Purchase Warrants were sold to shareholders of the Company. Net proceeds recorded in fiscal 2003 were $2,242,969.

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

Repayments on the Company’s contractual obligations, consisting of notes payable, capital leases and operating leases, are summarized below:

	Payments due by period

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Notes payable	$500,279	37,492	112,476	71,620	278,691
Operating lease commitments	762,094	274,335	477,865	9,894	—

Total contractual obligations	$1,262,373	311,827	590,341	81,514	278,691

The Company is obligated to pay royalties of 5% of net sales in the U.S. of Macroplastique products with a minimum of $50,000 per year. The duration of this royalty agreement is through May 1, 2006. Under another royalty agreement the Company pays royalties, in the aggregate, of three to five percent of net sales of Macroplastique, Bioplastique, and PTP Implants subject to a monthly minimum of $4,500. The royalties payable under this Agreement will continue until the patent referenced in the Agreement expires in 2010. Under a license agreement for the Macroplastique Implantation System the Company pays a royalty of 10 British pounds for each unit sold during the life of the patent. Royalties are more fully described under Patents, Trademarks, and Licenses.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company implemented the required disclosure provisions in the Form 10-KSB for the period ended March 31, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging,” which amends and clarifies financial accounting and reporting for derivative instruments. The Company is required to adopt this statement for transactions occurring after June 2003 and is currently analyzing the impact of its adoption on the Company’s financial statements.

ITEM 6.a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from foreign exchange rate fluctuations of the euro and the British pound to the U.S. dollar as the financial position and operating results of the Company’s subsidiaries are translated into U.S. dollars for consolidation. The Company’s exposure to foreign exchange rate fluctuations also arises from transferring funds from the Dutch subsidiary to the U.S. parent and from transferring funds between the Dutch subsidiary and the U.K. subsidiary.

At March 31, 2003 and 2002, the Company had $0.4 million and $4.0 million dollar denominated intercompany debt at its foreign Dutch subsidiary. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company recognized net foreign currency gains (losses) of $530,083 and $(14,373) for the years ended March 31, 2003 and 2002, respectively. The currency gain is primarily the result of a weakened U.S. dollar compared to the euro and the currency loss the result of a strengthened U.S. dollar compared to the euro. In January 2003 the Company recapitalized one of the Dutch subsidiaries with an investment of 1.5 million euros ($1.6 million). The proceeds from the investment were used to reduce the dollar denominated intercompany debt at the Dutch subsidiary. This will result in less volatility for changes in currency exchange rates in the Company’s statement of operations.

The Company has outstanding borrowings under a bank mortgage loan which bears interest at a fluctuating rate tied to the bank’s base rate. The Company does not use derivative financial instruments to manage interest rate risk. The outstanding balance at March 31, 2003 under the bank mortgage loan was $469,075. Given the above, the Company’s exposure to interest rate risk on borrowings is not believed to be material. All other existing debt agreements of the Company bear interest at fixed rates, and are therefore not subject to exposure from fluctuating interest rates.

ITEM 7. FINANCIAL STATEMENTS

The information contained under the headings “Consolidated Statements of Operations”, “Consolidated Balance Sheets”, “Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements” and “Independent Auditors’ Report” is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company’s Directors and Executive Officers are as follows:

			Director	Term
Name	Age	Position	Since	expires
Daniel G. Holman	57	Chairman, President, CEO, CFO	1994	2003

Joel R. Pitlor	64	Director	1994	2004

R. Patrick Maxwell	58	Director	1994	2005

Thomas E. Jamison	43	Director	2000	2004

Sam B. Humphries	61	Director	2003	2003

Susan Hartjes Holman	49	COO, Secretary

Larry Heinemann	50	Vice President Marketing & Corporate Development

Christopher Harris	44	Vice President International Sales Managing Director UK subsidiary

Arie J. Koole	39	Controller Managing Director Dutch subsidiaries

Marc M. Herregraven	38	Vice President of Manufacturing

All Directors except Mr. Humphries are members of the Nominating Committee; all Directors except Mr. Holman and Mr. Humphries are members of the Compensation Committee; Mr. Maxwell and Mr. Jamison are members of the Audit Committee. The Company expects that Mr. Humphries will be appointed as a member of the Nominating Committee and the Compensation Committee.

The Company has entered into Employment Agreements, which are terminable at will by either party upon thirty day written notice, with Mr. Holman, Ms. Holman, Mr. Heinemann, Mr. Harris and Mr. Herregraven, the terms of which, among other things, specify a base salary subject to annual adjustment by mutual agreement of the Company and the Employee, and a severance payment to the employee upon employment termination without cause. The initial salaries, which can be increased annually at the discretion of the Board, were $180,200, $121,000, $78,000, $74,000 and $98,262, respectively. Any severance amounts payable under the Agreement shall be limited to the Employee’s base salary for not less than four months and not longer than twelve months after employment termination, depending on the Employee’s years of service. Contemporaneously with the execution of the Employment Agreement, each of the Officers executed an Employee Confidentiality, Inventions, Non-Solicitation, and Non-Compete Agreement, certain terms of which specify the Employee shall not disclose confidential information, shall assign to the Company without charge all intellectual property relating to the Company’s business which is created or conceived during the term of employment, shall not encourage Employees to leave the employment of the Company for any reason and shall not compete with the Company during the term of employment and for a period of eighteen months thereafter. Also in connection with the execution of these Agreements, each of these Officers, other than Mr. Herregraven, were granted varying amounts of stock options to purchase the Company’s Common Stock at the fair market value at date of grant of $7.50 per share. In all cases, the options are exercisable for five years or until one year after employment termination (subject to certain termination provisions), whichever date is earlier, and vest in three equal amounts on each one-year anniversary date subsequent to the option grant date.

The following paragraphs describe the business experience of each of the Company’s Directors and Officers.

Daniel G. Holman: Mr. Holman has served as Chairman of the Board, President and Chief Executive Officer of Uroplasty, Inc. since February 1994, as Chief Financial Officer from June 1996 to November 1999 and as Chief Financial Officer as of February 2001. He was Executive Vice President of Bioplasty, Inc. from 1973 to 1985, its President from 1985 to 1987, and Secretary from 1986 to March 1992. Mr. Holman was Chairman of the Board of Bioplasty, Inc. from March 1992, and President and CEO from February 22, 1993 to December 31, 2001. He served as Chairman of the Board and Chief Executive Officer of Bio-Vascular, Inc. from June 1988 to September 1991, served as a Director of Genetic Laboratories Wound Care, Inc. from February 1988 until July 1993, and as Vice President from February 1988 through November 1992. Mr. Holman holds a Bachelor of Arts degree in Biology from St. Cloud State University.

Joel R. Pitlor: Mr. Pitlor has been a director since February 1994. He served as a Director of Bioplasty, Inc. from January 1989 until May 1996. For over sixteen years, he has been the owner and manager of a management consulting firm. Mr. Pitlor is presently a Director of Precision Optics Corporation, which is publicly held. Mr. Pitlor holds a Bachelor of Science degree from MIT and serves as Personal Advisor to several CEOs.

R. Patrick Maxwell: Mr. Maxwell was appointed a Director of Uroplasty, Inc. in April 1994 and elected by the shareholders in August 1997. Mr. Maxwell has over 30 years of experience as a turn around management specialist, an entrepreneur and executive in both the business and non-profit sectors. Mr. Maxwell is Cofounder and a Director of Telnet Services Limited of Auckland, New Zealand since September 1995, Cofounder and Chief Financial Officer of Tele Resources, Inc. since October 1996 and Chief Financial Officer of American Specialty Confections since April 2000. Mr. Maxwell has served on numerous Boards of Directors of both business and charitable organizations. He has a B.A. in philosophy from St. John’s University and a Juris Doctor from Northwestern University School of Law.

Thomas E. Jamison: Mr. Jamison was elected a Director of Uroplasty, Inc. in August 2000. Mr. Jamison is an attorney with the business litigation law firm of Fruth, Jamison & Elsass, P.A. in Minneapolis. From 1996 to 1999, Mr. Jamison served as an investment banker in the Corporate Finance Department of R.J. Steichen & Co. From 1991 to 1996, Mr. Jamison practiced law at Fruth & Anthony, P.A. in Minneapolis. Mr. Jamison graduated magna cum laude from William Mitchell College of Law in 1991.

Sam B. Humphries: Mr. Humphries was elected a Director of Uroplasty, Inc. in April 2003. Mr. Humphries also serves as a consultant to the CEO. Mr. Humphries is currently the Managing Director of the Ascent Medical Technology Fund, L.P. and has more than 25 years of healthcare and medical device industry experience. Previously, Mr. Humphries was the President and CEO of American Medical Systems and earlier served as its Vice President of World Wide Sales and Marketing during its formative years. Mr. Humphries also served as President and CEO of Optical Sensors, Inc., a medical start-up company, where he guided the company from start-up through its initial public offering. Mr. Humphries has served on numerous private and public Boards of Directors, including the Board of Directors of the Health Industry Manufacturers Association (HIMA, now AdvaMed). Currently he serves on the Board of Directors of LifeSpex Medical, Inc., UroMetrics Medical, Inc., Micropure Medical, Inc., Inlet Medical, Inc., Universal Hospital Services, Inc., Ascent Private Equity, L.L.C., and Ascent Medical Technology Fund, L.P.

Susan Hartjes Holman: Ms. Holman joined Bioplasty, Inc. in September 1991 as Director of Operations and served as Vice President of Operations and Regulatory Affairs from April 1993 until May 1996. In November 1994, she was appointed Vice-President of Operations and Regulatory Affairs for Uroplasty, Inc. and was elected Secretary in September 1996. In November 2002, she was appointed Chief Operating Officer. Prior to 1991, Ms. Holman was Director of Operations at Bio-Vascular, Inc. in St. Paul, Minnesota from November 1989 to September 1991. Prior to that time, she served at various other pharmaceutical and medical device companies in management positions in manufacturing, quality assurance, and research. Ms. Holman has Bachelor of Arts degrees in Biology-Microbiology and Biomedical Science from St. Cloud State University, and has done graduate work in the biological sciences. Ms. Holman is a Senior Member and a Certified Quality Auditor of the American Society for Quality (ASQ), has served several years on its Executive Committee and subcommittees, and is a member of the Regulatory Affairs Professionals Society (RAPS) and the Henrici Society for Microbiologists. She has served on several national and international scientific and regulatory committees, and is a cofounder for the Biomedical Focus Conference and the Biomedical Consortium, Minneapolis, MN.

Larry Heinemann: Mr. Heinemann joined Uroplasty, Inc. in September 1998 as Director of Sales for North and South America. In July 1999 he was promoted to Vice President of Sales and Marketing for Uroplasty, Inc. In August 2001 he was appointed as Vice President Marketing & Corporate Development. Prior to joining Uroplasty, Inc., Mr. Heinemann worked for two divisions of C. R. Bard, Inc. From January 1996 to September 1998, he was employed by the Bard Medical Division in the positions of Territory Manager and Sales Training. From May 1987 to January 1996, Mr. Heinemann was employed by the Bard Urological Division in various positions of Sales Consulting and Training Management. Prior to that time, Mr. Heinemann was employed by surgical device divisions of Squibb and Sterling Drug in various sales management positions. Mr. Heinemann holds a Bachelor of Science Degree from the School of Business of Eastern Illinois University and majored in Marketing and Personnel Management. He is a member of SUNA (Society of Urological Nursing Association), and has been serving on the Board as an Industry Liaison for the Upper Midwest Chapter since 1991.

Christopher Harris: Mr. Harris joined Bioplasty Ltd. in October 1989 as Area Sales Manager in the United Kingdom. Since September 1994, he has been the Managing Director of the Company’s subsidiary, Uroplasty LTD., in the United Kingdom. In February 1996, Mr. Harris was appointed as Director of Corporate Development and in January 1997 he was appointed Vice President of Corporate Development. In August 2001 he was appointed Vice President International Sales. Mr. Harris, a certified nurse in the United Kingdom, practiced general surgery nursing for two years and operating room nursing for nine years prior to 1989. Mr. Harris is a member of the Institute of Directors (MinstD) in the United Kingdom.

Arie J. Koole: Mr. Koole joined Bioplasty B.V. in May 1993 as Financial Manager in The Netherlands. Since January 2000 he has been the Managing Director of the Company’s subsidiaries in The Netherlands. In June 1996, Mr. Koole was appointed as Director of Finance and in January 2000, Mr. Koole was appointed as Controller. From 1987 to 1993, Mr. Koole was a financial auditor with the international accounting firm Deloitte & Touche in The Netherlands. Mr. Koole has a bachelor degree in Business Economics.

Marc M. Herregraven: Mr. Herregraven joined Bioplasty, Inc. in April 1992 as Plant Manager, became Director of Manufacturing in 1994, and Director of Operations in 1999. In November 2002, Mr. Herregraven was appointed as Vice President of Manufacturing. Previously he served with Advanced Bio-Surfaces, Inc., a Minnesota-based medical device developer as Director of Manufacturing, and with Bio-Vascular, Inc., a Minnesota-based medical device manufacturer in an engineering function. Mr. Herregraven has a Bachelor of Science degree in Mechanical Engineering and has been a member of the American Society for Quality (ASQ) since 1996.

Mr. Holman and Ms. Hartjes Holman became husband and wife in June 1999.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. incorporated by reference.

Number	Description
2.1	First Amended Joint Plan of Reorganization (Modified) of the Company dated January 31, 1994 (Filed as Exhibit 8.1 to Form 10SB)

3.1	Articles of Incorporation of Uroplasty, Inc. (Filed as Exhibit 2.1 to Form 10SB)

3.2	Bylaws of Uroplasty, Inc. (Filed as Exhibit 2.2 to Form 10SB)

4.1	Form of Stock Certificate of the Company representing shares of the Company’s Common Stock (Filed as Exhibit 3.1 to Form 10SB)

10.1	Settlement Agreement and Release dated November 30, 1993 by and between Bioplasty, Inc., Bio-Manufacturing, Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A. Beisang III, MD and Robert A. Ersek, MD (Filed as Exhibit 6.1 to Form 10SB)

10.2	Purchase and Sale Agreement dated December 1, 1995 by and among Bio-Vascular, Inc., Bioplasty, Inc., and Uroplasty, Inc. (Filed as Exhibit 6.2 to Form 10SB)

10.3	License Agreement dated December 1, 1995 by and between Bio-Vascular, Inc. and Uroplasty, Inc. (Filed as Exhibit 6.3 to Form 10SB)

10.4	Lease Agreement dated January 10, 1995 between Summer Business Center Partnership and Uroplasty, Inc. (Filed as Exhibit 6.4 to Form 10SB)

10.5	Unsecured $640,000 Promissory Note dated March 30, 1994 by and between Bioplasty, Inc., Uroplasty, Inc. and Bioplasty Product Claimants’ Trust (Filed as Exhibit 6.5 to Form 10SB)

10.6	Agreement and Satisfaction dated January 30, 1995 by and between Bioplasty Product Claimants’ Trust and Bioplasty, Inc. (Filed as Exhibit 6.6 to Form 10SB)

10.7	Asset Sale and Satisfaction of Debt Agreement dated June 23, 1995 by and between Bioplasty, Inc. and Uroplasty, Inc. (Filed as Exhibit 6.7 to Form 10SB)

10.8	Executory Contract Assumption Stipulation dated December 28, 1993 by and between Bioplasty, Inc., Uroplasty, Inc., and Collagen Corporation (Filed as Exhibit 6.8 to Form 10SB)

10.9	Settlement and License Agreement dated July 23, 1992 by and between Collagen Corporation, Bioplasty, Inc., and Uroplasty, Inc. (Filed as Exhibit 6.9 to Form 10SB)

10.10	Employment Agreement between Uroplasty, Inc. and Daniel G. Holman dated December 7, 1999. (Filed as Exhibit 10.10 to Form 10-KSB/03-31-2000.)

10.11	Employment Agreement between Uroplasty, Inc. and Christopher Harris dated December 7, 1999. (Filed as Exhibit 10.11 to Form 10-KSB/03-31-2000.)

10.12	Employment Agreement between Uroplasty, Inc. and Susan Holman dated December 7, 1999. (Filed as Exhibit 10.13 to Form 10-KSB/03-31-2000.)

10.13	Employment Agreement between Uroplasty, Inc. and Larry Heinemann dated December 7, 1999. (Filed as Exhibit 10.14 to Form 10-KSB/03-31-2000.)

10.14	Agreement, dated October 14, 1998, by and between Uroplasty, Inc. and Samir M. Henalla (pertaining to Macroplastique Implantation System). (Filed as Exhibit 10.15 to Form 10-KSB/A /03-31-2001)

     (b)  The following exhibits are filed as part of this report:

Number	Description
10.15	Employment Agreement between Uroplasty, Inc. and Mr. Marc Herregraven dated November 15, 2002.

10.16	Consulting Agreement between Uroplasty, Inc. and Executive Advisory Group dated April 1, 2003.

10.17	Stock Option Agreement between Uroplasty, Inc. and Executive Advisory Group dated April 1, 2003.

Number	Description
10.18	Consulting Agreement between Uroplasty, Inc. and C.C.R.I Corporation dated April 1, 2003

13.0	Financial Statements

21.0	Subsidiaries of the Company

99.1	Certifications by the CEO and Controller

ITEM 14. CONTROLS AND PROCEDURES.

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

Dated: May 20, 2003	UROPLASTY, INC. By: /s/ DANIEL G. HOLMAN Daniel G. Holman President, Chief Executive Officer, Chief Financial Officer (Principal Financial Officer), Director (Principal Executive Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title / Capacity	Date

/s/ DANIEL G. HOLMAN Daniel G. Holman	President, Chief Executive Officer Chief Financial Officer, Director (Principal Executive and Financial Officer)	May 20, 2003

/s/ ARIE J. KOOLE Arie J. Koole	Controller (Principal Accounting Officer)	May 20, 2003

/s/ JOEL R. PITLOR Joel R. Pitlor	Director	May 20, 2003

/s/ R. PATRICK MAXWELL R. Patrick Maxwell	Director	May 20, 2003

/s/ THOMAS E. JAMISON Thomas E. Jamison	Director	May 20, 2003

/s/ SAM B. HUMPHRIES Sam B. Humphries	Director	May 20, 2003

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel G. Holman, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Uroplasty, Inc. (the “Registrant”);

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003.
	By	/s/ DANIEL G. HOLMAN Daniel G. Holman, President, Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Arie J. Koole, certify that:

1.     I have reviewed this annual report on Form 10-KSB of Uroplasty, Inc. (the “Registrant”);

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.     The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.     The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003.
	By	/s/ ARIE J. KOOLE Arie J. Koole, Controller (Principal Accounting Officer)