Form 10QSB
period 2003-06-30
UROPLASTY INC
filed 2003-08-13
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2003

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

     YES [X]   NO [  ]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of August 1, 2003 was $11,374,229.

The number of shares outstanding of the issuer’s only class of common stock on August 1, 2003 was 4,527,672.

Transitional Small Business Disclosure Format:

     YES [  ]  NO [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2003	March 31, 2003

Assets
Current assets:
Cash and cash equivalents	$3,197,129	3,375,981
Accounts receivable, net	865,123	969,556
Inventories	524,754	455,114
Other	229,389	188,192

Total current assets	4,816,395	4,988,843
Property, plant, and equipment, net	868,473	833,234
Intangible assets, net	47,927	48,214

Total assets	$5,732,795	5,870,291

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2003	March 31, 2003

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$278,939	199,673
Income tax payable	78.608	—
Accrued liabilities	288,128	349,937
Current maturities – long-term debt	39,569	37,502

Total current liabilities	685,244	587,112
Long-term debt – less current maturities	478,412	462,787

Total liabilities	1,163,656	1,049,899

Shareholders’ equity:
Common stock $.01 par value; 20,000,000 shares authorized, 4,523,971 and 4,488,971 shares issued and outstanding at June 30, 2003 and March 31, 2003, respectively	45,240	44,890
Additional paid-in capital	8,782,364	8,457,901
Accumulated deficit	(3,613,275)	(3,163,156)
Vendor deposit	(108,000)	(112,000)
Deferred compensation	(246,609)	—
Accumulated other comprehensive loss	(290,581)	(407,243)

Total shareholders’ equity	4,569,139	4,820,392

Total liabilities and shareholders’ equity	$5,732,795	5,870,291

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
	June 30

	2003	2002

Net sales	$1,359,589	1,309,099
Cost of goods sold	405,587	419,714

Gross profit	954,002	889,385

Operating expenses
General and administrative	465,276	272,467
Research and development	438,573	519,418
Selling and marketing	422,410	254,163

	1,326,259	1,046,048

Operating loss	(372,257)	(156,663)

Other income (expense)
Interest income	10,509	12,865
Interest expense	(5,844)	(6,280)
Foreign currency exchange gain (loss)	(2,361)	420,020
Settlement	—	180,000
Other	—	(157)

	2,304	606,448

Income (loss) before income taxes	(369,953)	449,785
Income tax expense	80,166	—

Net income (loss)	$(450,119)	449,785

Basic income (loss) per common share	$(0.10)	0.19
Diluted income (loss) per common share	$(0.10)	0.19
Weighted average common shares outstanding:
Basic	4,483,971	2,343,249
Diluted	4,483,971	2,362,030

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2003 and 2002
(Unaudited)

	Three Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(450,119)	449,785
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	37,354	54,502
Stock-based consulting expense	82,204	1,508
Changes in operating assets and liabilities:
Accounts receivable	104,433	(98,640)
Inventories	(69,640)	3,809
Other current assets	(41,197)	(62,218)
Accounts payable	79,266	64,372
Accrued liabilities	16,799	(51,571)

Net cash provided by (used in) operating activities	(240,900)	361,547

Cash flows from investing activities:
Payments for property, plant and equipment	(27,107)	(29,206)
Payments for intangible assets	(5,167)	(675)

Net cash used in investing activities	(32,274)	(29,881)

Cash flows from financing activities:
Repayment of long-term debt	(9,794)	(13,408)
Net proceeds from issuance of stock	—	28,515
Deferred offering costs	—	(37,499)

Net cash used in financing activities	(9,794)	(22,392)

Effect of exchange rates on cash and cash equivalents	104,116	(127,112)

Net increase (decrease) in cash and cash equivalents	(178,852)	182,162
Cash and cash equivalents at beginning of period	3,375,981	1,046,121

Cash and cash equivalents at end of period	$3,197,129	1,228,283

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,729	6,575
Cash paid during the period for income taxes	—	—

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements
(Unaudited)

1.     Basis of Presentation

The consolidated financial statements included in this Form 10-QSB have been prepared by Uroplasty, Inc. (“Uroplasty” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. The consolidated results of operations for any interim period are not necessarily indicative of results for a full year. These consolidated statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2003.

The consolidated financial statements presented herein as of June 30, 2003 and for the three-months periods ended June 30, 2003 and 2002 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows for the interim periods.

The Company has identified certain of its accounting policies that it considers particularly important for the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, inventories, foreign currency translation and transactions, and impairment of long-lived assets, each more fully described in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2003. Based upon the Company’s review, management has determined that these policies remain its most critical accounting policies for the three-months period ended June 30, 2003, and has made no changes to these policies during fiscal 2004.

2.     Nature of Business

The Company is currently selling its products outside of the United States and is undertaking FDA investigational clinical trials in the United States and Canada. Based on the Company’s current plans, it is anticipated the Company will launch its products in the U.S. after obtaining FDA approval. Completing clinical trials and obtaining FDA approval is a costly and time-consuming process. As a result of the $2.4 million gross proceeds of a Rights Offering completed July 2002, management believes current resources and the funds generated from sale of the Company’s products outside the U.S. will be adequate to meet the Company’s cash flow needs, including R&D activities, associated with existing products and markets through fiscal 2004. Ultimately, the Company will need to achieve profitability and positive cash flows from operations or obtain additional debt or equity financing to fund its operations.

3.     New Accounting Pronouncement

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

4.     Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	June 30, 2003	March 31, 2003

Raw materials	$111,385	78,910
Work-in-process	95,837	163,989
Finished goods	317,532	212,215

	$524,754	455,114

5.     Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), and the translation adjustment as follows:

	Three Months Ended
	June 30,

	2003	2002

Net income (loss)	$(450,119)	449,785
Items of other comprehensive income (loss):
Translation adjustment	116,662	(91,271)

Comprehensive income (loss)	$(333,457)	358,514

6.     Reconciliation of Net income (loss) and Share Amounts Used in EPS Calculation

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted income (loss) per common share for the three-months ended June 30, 2003 and 2002 was calculated using the treasury-stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive potential common shares.

		Effect of
	Basic Income (Loss)	Dilutive	Diluted Income (Loss)
	Per Share	Securities	Per Share

For the three months ended:
June 30, 2003
Net loss	$(450,119)	—	(450,119)
Shares	4,483,971	—	4,483,971

Per share amount	$(0.10)	—	(0.10)

For the three months ended:
June 30, 2002
Net income	$449,785	—	449,785
Shares	2,343,249	18,781	2,362,030

Per share amount	$0.19	—	0.19

The following options and warrants outstanding at June 30, 2003 and 2002 to purchase shares of common stock were excluded from diluted loss per share, because of the anti-dilutive effect:

	Number of	Range of exercise
	Options/Warrants	prices

For the three months ended:
June 30, 2003	1,763,458	$0.90 to $10.50
June 30, 2002	451,248	$2.00 to $10.50

7.     Shareholders’ Equity

The Company applies the intrinsic-value method to account for employee stock-based compensation. As such, compensation expense, if any, is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price.

The Company accounts for stock-based instruments granted to non-employees under the fair value method of SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under SFAS No. 123, options are recorded at their fair value on the measurement date, which is typically the vesting date.

Consulting Agreements

On April 1, 2003, the Company executed a consulting agreement with C.C.R.I. Corporation (CCRI) to provide investor relations and development services. The Company pays the Consultant a monthly fee of $4,000 plus expenses. CCRI received 35,000 shares of fully vested restricted common stock, and vested warrants to purchase 50,000 shares of common stock at an exercise price of $3.00 per share, and will receive vested warrants to purchase 50,000 shares of common stock at an exercise price of $5.00 per share on November 2, 2003 unless the agreement is sooner terminated. The November 2, 2003 warrants issuable to CCRI will be recorded in the Company’s financial statements upon issuance. The Company recorded the fair value of the common stock and the warrants aggregating $212,974, as of April 1, 2003, as deferred compensation in shareholders’ equity. The balance is amortized over the 1 year service period. Stock-based compensation expense for CCRI agreement for the three-months ended June 30, 2003 aggregated $53,242.

On April 1, 2003, the Company executed a consulting agreement with Executive Advisory Group (EAG) to perform services for and on behalf of the Company. Mr. Sam B. Humphries, a Director of the Company, is President of EAG. The Company pays EAG a monthly fee of $6,000 plus expenses. EAG also received stock options to purchase 50,000 shares of common stock, exercisable at $2.80 per share. The Company recorded the fair value of the stock options aggregating $115,839, as of April 1, 2003, as a deferred compensation in shareholders’ equity. The balance is amortized over the 1 year service period. Stock-based compensation expense for the EAG agreement for the three-months ended June 30, 2003 aggregated $28,962.

The options and warrants issued to EAG and CCRI to acquire an aggregate of 100,000 shares of common stock were fully vested upon issuance. The fair value of these instruments was determined using the Black-Scholes options pricing model with the following variables:

Expected dividend yield	0.00%
Risk-free interest rate	2.93%
Expected volatility	118%
Expected life, in years	5.00

Stock Option Grant

On April 15, 2003, the Company granted 30,000 options to its Director Sam B. Humphries, for his services as a member of the board of directors. These options vest over a period of five years. All vesting of these options would accelerate when the Company receives written FDA market approval or in case a change in control should occur.

Vendor Deposit

In September 2001, the Company executed an agreement with a vendor to manufacture a mold for one of the Company’s products. As consideration, the Company issued to the vendor 20,000 shares of its common stock in September 2001. The Company amended the agreement in September 2002 and issued an additional 20,000 shares of common stock to be held in escrow until completion of the mold. The Company recorded the fair value of the restricted common stock aggregating $108,000, as of June 30, 2003, as a vendor deposit in shareholders’ equity. The final measurement of the fair value will occur when the vendor completes and the Company accepts the mold.

8.     Stock Option Plans

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) would have decreased (increased) to the pro forma amounts shown below:

	Three Months Ended
	June 30,

	2003	2002

Net income (loss) — As reported	$(450,119)	449,785
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(37,254)	(69,603)

Net income (loss) — Pro forma	$(487,473)	380,182

Net income (loss) per common share – As reported:
Basic	$(0.10)	0.19
Diluted	$(0.10)	0.19
Net income (loss) per common share – Pro forma:
Basic	$(0.11)	0.16
Diluted	$(0.11)	0.16

9.     Settlement

On October 26, 2001, the Company reached a litigation settlement with a third party. Net proceeds from the settlement, totaling $388,000, were recognized upon receipt of cash. In the quarter ended June 30, 2002, the Company received the final payment and recorded a $180,000 gain related to this settlement.

10.     Foreign Currency Gains (Losses)

For the three-month period ended June 30, 2003 and 2002, the Company recognized foreign currency gains (losses) of $(2,361) and $420,020, respectively. At June 30, 2003 and 2002, the Company had $0.3 million and $3.5 million of dollar denominated intercompany debt at its Dutch subsidiaries. In January 2003 the Company recapitalized one of the Dutch subsidiaries with an investment of 1.5 million euros ($1.6 million). The proceeds from the investment were used to reduce the dollar denominated intercompany debt at the Dutch subsidiary. Furthermore, the Dutch subsidiaries are profitable and the generated cash flows were used to pay off the intercompany debt. These intercompany balances are revolving in nature and are not deemed to be long-term balances.

11.     Income Tax Expense

During the quarter ended June 30, 2003, the Company’s Dutch subsidiaries recorded income tax expense of $80,166 as they have fully utilized their net operating loss carryforwards. The income tax has been accrued and therefore included under current liabilities. The U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Report on Form 10-QSB should be read in conjunction with the Annual Report on Form 10-KSB for the period ended March 31, 2003.

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

The Company’s products are currently sold by direct sales forces in the United Kingdom and The Netherlands, and by a network of distributors in numerous countries outside the U.S., including Western Europe, Australia, and Central and South America. The Company is currently conducting a multi-center human clinical trial with its urethral bulking agent, Macroplastique, pursuant to an FDA IDE as a minimally invasive, office-based procedure for treating female SUI. This study is required as part of a Premarket Approval Submission to the FDA for marketing within the United States. The Company has completed both the patient enrollment and treatment phases of the FDA clinical study, and is now in the final stage of patient follow-up.

The Company’s objectives are to focus on sales and marketing activities designed to increase market penetration and sales of Macroplastique for SUI, VUR, and of PTP Implants for fecal incontinence applications in countries outside the U.S., and to efficiently and effectively execute the Macroplastique human clinical study for treatment of female SUI within the U.S.

Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three-month periods ended June 30, 2003 and 2002.

Results of Operations

Net Sales: The Macroplastique product line accounts for approximately 84% of total net sales during the periods presented. In the first quarter ended June 30, 2003, net sales of all products were $1,359,589, representing a $50,490 or 4% increase when compared to net sales of $1,309,099 for the first quarter ended June 30, 2002. The sales increase is the result of a decrease in unit sales, offset by favorable fluctuations in foreign currency exchange rates between the U.S. Dollar (the functional reporting currency) and the Euro and the British Pound (currencies of the Company’s subsidiaries). Excluding the fluctuations in foreign currency exchange rates the sales decrease is approximately 14%.

Gross Profit: Gross profit was $954,002 and $889,385 for the quarters ended June 30, 2003 and 2002, respectively, or 70% and 68% of net sales. Gross profit in any one period is highly variable depending on unit sales and utilization of manufacturing capacity.

General and Administrative Expense: General and administrative (“G&A”) expenses increased from $272,467 during the first quarter of fiscal 2003 to $465,276 during the first quarter of fiscal 2004. Increased consulting, legal, audit and shareholders expenses, combined with general price increases and fluctuations in foreign currency exchange rates caused the increase in G&A expenses. The consulting fees and shareholders expense relates to the consulting agreements with the Executive Advisory Group (EAG) to perform services for and on behalf of the Company and the consulting agreement with C.C.R.I. Corporation to provide investor relations and development services. The two agreements accounted for $120,204 of the increased expense for the current-year quarter.

Research and Development Expense: Research and development (“R&D”) expenses decreased $80,845, or 16%, from $519,418 during the first quarter of fiscal 2003 to $438,573 during the first quarter of fiscal 2004. The decrease in R&D expense resulted from a decrease in clinical costs due to the completion of the patient enrollment phase in the Company’s multi-center IDE clinical trial in February 2003.

Selling and Marketing Expenses: Selling and marketing (“S&M”) costs increased 66% from $254,163 during the first quarter of fiscal 2003 to $422,410 during the first quarter of fiscal 2004. The increase resulted from additional staff, increased travel costs, increased costs relating to trade-shows, conventions and congresses, increased costs for marketing materials, general price increases and fluctuations in foreign currency exchange rates.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, settlement income and other non-operating costs when incurred. The Company’s financial results are subject to material fluctuations based on changes in currency exchange rates. Other income was $2,304 and $606,448 for the first quarter ended June 30, 2003 and 2002, respectively. The majority of the differences between periods were due to foreign currency exchange gains and losses and the settlement proceeds from the litigation. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. Dollar (the functional reporting currency) and the Euro and British Pound (currencies of the Company’s subsidiaries), as well as their effect on the dollar denominated intercompany obligations between the Company and its foreign subsidiaries. At June 30, 2003 and 2002, the Company had $0.3 million and $3.5 million dollar denominated intercompany debt at its foreign Dutch subsidiary. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company recognized foreign currency gains and losses of $(2,361) and $420,020 for the first quarter ended June 30, 2003 and 2002, respectively. The currency gains are primarily the result of a weakened U.S. Dollar compared to the Euro and the currency loss the result of a strengthened U.S. Dollar compared to the Euro. In January 2003 the Company recapitalized one of the Dutch subsidiaries with an investment of 1.5 million euros ($1.6 million). The Company used proceeds from the investment to reduce the dollar denominated intercompany debt at the Dutch subsidiary, resulting in an adjusted balance at December 31, 2002 of $0.9 million of intercompany debt at the Dutch subsidiary subject for foreign currency transaction accounting. This resulted in less volatility for changes in currency exchange rates in the Company’s statement of operations.

Income Tax Expense: During the quarter ended June 30, 2003, the Company’s Dutch subsidiaries recorded income tax expense of $80,166 as they have fully utilized their net operating loss carryforwards. The income tax has been accrued and therefore included under current liabilities. The U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions.

Liquidity and Capital Resources

As of June 30, 2003, the Company’s cash and cash equivalent balances totaled $3,197,129.

At June 30, 2003, the Company had working capital of approximately $4.1 million. During the three months ended June 30, 2003, $240,900 of cash was used in operating activities, compared to $361,547 of cash provided by operating activities in the prior-year period. This change was primarily due to the change in net income of $449,785 in the 2002 period to a net loss of $450,119 in the 2003 period. The significant change in results was due to $420,020 of foreign currency gains and $180,000 of settlement income recorded in the 2002 period compared to a foreign currency loss of $2,361 in the current year period. Accounts receivable decreased by $104,433, due to the timing of payment by our customers. Other current assets, accounts payable, and accrued expenses fluctuated due to the timing of payments and fluctuations in foreign currency exchange rates. The Company recorded $82,204 of non-cash stock-based compensation expense during the quarter ended June 30, 2003.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash, equipment leasing arrangements, and its accounts receivable and inventory balances at June 30, 2003 of $865,123 and $524,754, respectively. For fiscal 2004, management does not anticipate any material capital expenditures.

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

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal accounting officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act)). Based on this evaluation, the principal executive office and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Controls and Procedures. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Except as indicated below, none of the items contained in PART II of Form 10-QSB are applicable to the Company for the three months ended June 30, 2003.

ITEM 2. CHANGES IN SECURITIES

( c ) Recent Sales of Unregistered Securities

In April 2003, the Company issued the following securities:

•	The Company granted a director an option to purchase 30,000 shares of the Company’s Common Stock in consideration of services as a director;

•	The Company granted a consulting firm affiliated with a director an option to purchase 50,000 shares of the Company’s Common Stock in consideration of executive advisory services; and

•	The Company issued a consulting firm 35,000 shares of the Company’s Common Stock, and granted this firm a warrant to purchase an additional 50,000 shares, in consideration of investor relations and development services.

Each recipient informed the Company that he or it was acquiring the securities for investment and not with a view to their distribution. The Company placed a restrictive legend under the Securities Act on the certificate representing the issued shares and a corresponding stop transfer order with its transfer agent.

The Company believes that the grant of the options and warrant do not involve the sale of a security and was therefore exempt from the registration requirements of the Securities Act. The Company believes the sale and issuance of the shares was exempt pursuant to Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

31 Certifications by the Chief Executive Officer/Chief Financial Officer and the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications by the Chief Executive Officer/Chief Financial Officer and the Controller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)

99.1 Press Release dated August 13, 2003

(b)  Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC

Date: August 13, 2003	by: /s/ DANIEL G. HOLMAN Daniel G. Holman President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

Date: August 13, 2003	by: /s/ ARIE J. KOOLE Arie J. Koole Controller (Principal Accounting Officer)