Form 10QSB
period 2003-09-30
UROPLASTY INC
filed 2003-11-13
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2003

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

               YES [X]           NO [  ]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of November 1, 2003 was $11,696,725.

The number of shares outstanding of the issuer’s only class of common stock on November 1, 2003 was 4,529,672.

Transitional Small Business Disclosure Format:

               YES [  ]           NO [X]

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
EX-31 Certifications by CEO & CFO - Section 302
EX-32 Certifications by CEO & CFO - Section 906
EX-99.1 Press Release

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2003	March 31, 2003

Assets
Current assets:
Cash and cash equivalents	$2,996,150	3,375,981
Accounts receivable, net	746,527	969,556
Inventories	518,543	455,114
Other	348,238	188,192

Total current assets	4,609,458	4,988,843
Property, plant, and equipment, net	874,017	833,234
Intangible assets, net	51,854	48,214

Total assets	$5,535,329	5,870,291

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2003	March 31, 2003

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$329,527	199,673
Income tax payable	154,198	—
Accrued liabilities	237,008	349,937
Current maturities— long-term debt	40,092	37,502

Total current liabilities	760,825	587,112
Long-term debt— less current maturities	474,713	462,787

Total liabilities	1,235,538	1,049,899

Shareholders’ equity:
Common stock $.01 par value; 20,000,000 shares authorized, 4,529,672 and 4,488,971 shares issued and outstanding at September 30, 2003 and March 31, 2003, respectively	45,297	44,890
Additional paid-in capital	8,823,909	8,457,901
Accumulated deficit	(4,006,995)	(3,163,156)
Vendor deposit	(140,000)	(112,000)
Deferred compensation	(164,406)	—
Accumulated other comprehensive loss	(258,014)	(407,243)

Total shareholders’ equity	4,299,791	4,820,392

Total liabilities and shareholders’ equity	$5,535,329	5,870,291

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$1,175,073	$1,288,875	2,534,662	2,597,974
Cost of goods sold	274,186	355,289	679,773	775,003

Gross profit	900,887	933,586	1,854,889	1,822,971

Operating expenses
General and administrative	456,769	299,661	922,045	572,128
Research and development	420,190	481,790	858,763	1,001,208
Selling and marketing	342,394	259,664	764,804	513,827

	1,219,353	1,041,115	2,545,612	2,087,163

Operating loss	(318,466)	(107,529)	(690,723)	(264,192)

Other income (expense)
Interest income	6,608	9,728	17,117	22,593
Interest expense	(5,404)	(6,059)	(11,248)	(12,339)
Foreign currency exchange gain (loss)	(4,210)	(12,687)	(6,571)	407,333
Settlement	—	—	—	180,000
Other	—	—	—	(157)

	(3,006)	(9,018)	(702)	597,430

Income (loss) before income taxes	(321,472)	(116,547)	(691,425)	333,238
Income tax expense	72,248	—	152,414	—

Net income (loss)	$(393,720)	$(116,547)	(843,839)	333,238

Basic income (loss) per common share	$(0.09)	$(0.03)	(0.19)	0.11
Diluted income (loss) per common share	$(0.09)	$(0.03)	(0.19)	0.11
Weighted average common shares outstanding:
Basic	4,487,222	3,893,506	4,485,606	3,109,992
Diluted	4,487,222	3,893,506	4,485,606	3,123,517

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended September 30, 2003 and 2002
(Unaudited)

	Six Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(843,839)	333,238
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	76,462	107,581
Stock-based consulting expense	164,407	1,508
Changes in operating assets and liabilities:
Accounts receivable	223,029	(53,286)
Inventories	(63,429)	67,847
Other current assets	(160,046)	(24,394)
Accounts payable	129,854	34,090
Accrued liabilities	41,269	(82,143)

Net cash provided by (used in) operating activities	(432,293)	384,441

Cash flows from investing activities:
Payments for property, plant and equipment	(56,231)	(38,504)
Payments for intangible assets	(15,080)	(675)

Net cash used in investing activities	(71,311)	(39,179)

Cash flows from financing activities:
Repayment of long-term debt	(19,470)	(26,517)
Net proceeds from issuance of stock	9,602	2,265,316

Net cash used in financing activities	(9,868)	(2,238,799)

Effect of exchange rates on cash and cash equivalents	133,641	(122,075)

Net increase (decrease) in cash and cash equivalents	(379,831)	2,461,986
Cash and cash equivalents at beginning of period	3,375,981	1,046,121

Cash and cash equivalents at end of period	$2,966,150	3,508,107

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,095	13,240
Cash paid during the period for income taxes	—	—
Restricted shares issued for mold purchase	$—	20,600

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

The consolidated financial statements presented herein as of September 30, 2003 and for the three and six-months periods ended September 30, 2003 and 2002 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows for the interim periods.

The Company has identified certain of its accounting policies that it considers particularly important for the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, inventories, foreign currency translation and transactions, and impairment of long-lived assets, each more fully described in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2003. Based upon the Company’s review, management has determined that these policies remain its most critical accounting policies for the three and six-months periods ended September 30, 2003, and has made no changes to these policies during fiscal 2004.

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

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	September 30, 2003	March 31, 2003

Raw materials	$96,614	78,910
Work-in-process	137,583	163,989
Finished goods	284,346	212,215

	$518,543	455,114

4. Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss), and the translation adjustment as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$(393,720)	$(116,547)	(843,839)	333,238
Items of other comprehensive income (loss):
Translation adjustment	32,567	7,903	149,229	(83,386)

Comprehensive income (loss)	$(361,153)	$(108,644)	(694,610)	249,852

5. Reconciliation of Net income (loss) and Share Amounts Used in EPS Calculation

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted income (loss) per common share for the three and six-months ended September 30, 2003 and 2002 was calculated using the treasury-stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive potential common shares.

		Effect of
	Basic Income (Loss)	Dilutive	Diluted Income (Loss)
	Per Share	Securities	Per Share

For the three months ended:
September 30, 2003
Net loss	$(393,720)	—	(393,720)
Shares	4,487,222	—	4,487,222

Per share amount	$(0.09)	—	(0.09)

For the three months ended:
September 30, 2002
Net loss	$(116,547)	—	(116,547)
Shares	3,893,506	—	3,893,506

Per share amount	$(0.03)	—	(0.03)

For the six months ended:
September 30, 2003
Net loss	$(843,839)	—	(843,839)
Shares	4,485,606	—	4,485,606

Per share amount	$(0.19)	—	(0.19)

For the six months ended:
September 30, 2002
Net income	$333,238	—	333,238
Shares	3,109,992	13,525	3,123,517

Per share amount	$0.11	—	0.11

The following options and warrants outstanding at September 30, 2003 and 2002 to purchase shares of common stock were excluded from diluted loss per share, because of the anti-dilutive effect:

	Number of	Range of
	Options/Warrants	prices

For the three months ended:
September 30, 2003	1,737,629	$0.90 to $10.50
September 30, 2002	1,707,789	$1.10 to $10.50
For the six months ended:
September 30, 2003	1,737,629	$0.90 to $10.50
September 30, 2002	1,263,289	$2.00 to $10.50

6. Shareholders’ Equity

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

Consulting Agreements

On April 1, 2003, the Company executed a consulting agreement with C.C.R.I. Corporation (CCRI) to provide investor relations and development services. The Company pays the Consultant a monthly fee of $4,000 plus expenses. CCRI received 35,000 shares of fully vested restricted common stock, and vested warrants to purchase 50,000 shares of common stock at an exercise price of $3.00 per share, and will receive vested warrants to purchase 50,000 shares of common stock at an exercise price of $5.00 per share on November 2, 2003 unless the agreement is sooner terminated. The November 2, 2003 warrants issuable to CCRI will be recorded in the Company’s financial statements upon issuance. The Company recorded the fair value of the common stock and the warrants aggregating $212,974, as of April 1, 2003, as deferred compensation in shareholders’ equity. The balance is amortized over the 1 year service period. Stock-based compensation expense for CCRI agreement for the three and six-months ended September 30, 2003 aggregated $53,244 and $106,486, respectively.

On April 1, 2003, the Company executed a consulting agreement with Executive Advisory Group (EAG) to perform services for and on behalf of the Company. Mr. Sam B. Humphries, a Director of the Company, is President of EAG. The Company pays EAG a monthly fee of $6,000 plus expenses. EAG also received stock options to purchase 50,000 shares of common stock, exercisable at $2.80 per share. The Company recorded the fair value of the stock options aggregating $115,839, as of April 1, 2003, as a deferred compensation in shareholders’ equity. The balance is amortized over the 1 year service period. Stock-based compensation expense for the EAG agreement for the three and six-months ended September 30, 2003 aggregated $28,959 and $57,921, respectively.

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

Vendor Deposit

In September 2001, the Company executed an agreement with a vendor to manufacture a mold for one of the Company’s products. As consideration, the Company issued to the vendor 20,000 shares of its common stock in September 2001. The Company amended the agreement in September 2002 and issued an additional 20,000 shares of common stock to be held in escrow until completion of the mold. The Company recorded the fair value of the restricted common stock aggregating $140,000, as of September 30, 2003, as a vendor deposit in shareholders’ equity. The final measurement of the fair value will occur when the vendor completes and the Company accepts the mold.

7. Stock Option Plans

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) would have decreased (increased) to the pro forma amounts shown below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) — As reported	$(393,720)	$(116,547)	$(843,839)	$333,238
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(37,254)	(100,283)	(74,507)	(169,886)

Net income (loss) — Pro forma	(430,974)	(216,830)	(918,346)	163,352

Net income (loss) per common share — As reported:
Basic	$(0.09)	$(0.03)	$(0.19)	$0.11
Diluted	$(0.09)	$(0.03)	$(0.19)	$0.11
Net income (loss) per common share — Pro forma:
Basic	$(0.10)	$(0.06)	$(0.20)	$0.05
Diluted	$(0.10)	$(0.06)	$(0.20)	$0.05

8. Foreign Currency Gains (Losses)

For the three-month periods ended September 30, 2003 and 2002, the Company recognized foreign currency losses of $4,210 and $12,687, respectively. For the six-month periods ended September 30, 2003 and 2002, the Company recognized foreign currency gains (losses) of $(6,571) and $407,333, respectively. At September 30, 2003 and 2002, the Company had $0.2 million and $2.7 million of dollar denominated intercompany debt at its Dutch subsidiaries. In January 2003, the Company recapitalized one of the Dutch subsidiaries with an investment of 1.5 million euros ($1.6 million). The proceeds from the investment were used to reduce the dollar denominated intercompany debt at the Dutch subsidiary. Furthermore, the Dutch subsidiaries were profitable and the generated cash flows were used to pay off the intercompany debt. These intercompany balances are revolving in nature and are not deemed to be long-term balances.

9. Income Tax Expense

During the quarter ended September 30, 2003, the Company’s Dutch subsidiaries recorded income tax expense of $72,248 as they have fully utilized their net operating loss carryforwards. During the six months ended September 30, 2003, the Company’s Dutch subsidiaries recorded income tax expense of $152,414. The income tax has been accrued and therefore included under current liabilities. The U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions.

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

Overview

Uroplasty, Inc. develops, manufactures, and/or markets medical products in certain segments of the urology, gynecology, urogynecology, colon and rectal, wound care, otolaryngology and plastic surgery markets. Products sold by the Company are subject to regulation by the U.S. FDA and/or various regulating agencies in countries outside the U.S. Existing sales have been, and future sales growth is expected to be, derived from Macroplastique and related ancillary products designed for use by urologists, gynecologists, and uro-gynecologists for the treatment of stress urinary incontinence (SUI) and for the treatment of vesicoureteral reflux (VUR), a condition in which urine flows backward from the bladder to the kidney. Macroplastique is comprised of soft, irregularly textured, vulcanized, medical grade silicone elastomer implants suspended in a biocompatible carrier solution. When injected via a minimally invasive procedure in the soft tissue of the mid-urethra and bladder neck (in the case of SUI), and at the ureteral orifice (in the case of vesicoureteral reflux), the implants act as a bulking material to restore urinary continence or to eliminate reflux of urine from the bladder to the kidneys.

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

The Company’s products are currently sold by direct sales forces in the United Kingdom and The Netherlands, and by a network of distributors in numerous countries outside the U.S., including Western Europe, Australia, Canada and Central and South America. The Company is currently conducting a multi-center human clinical trial with its urethral bulking agent, Macroplastique, pursuant to an FDA IDE as a minimally invasive, office-based procedure for treating female SUI. This study is required as part of a Premarket Approval Submission to the FDA for marketing within the United States.

The Company’s objectives are to focus on sales and marketing activities designed to increase market penetration and sales of Macroplastique for SUI, VUR, and of PTP Implants for fecal incontinence applications in countries outside the U.S., and to efficiently and effectively execute the Macroplastique clinical study for treatment of female SUI within the U.S.

Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three and six-months periods ended September 30, 2003 and 2002.

Results of Operations

Net Sales: The Macroplastique product line accounts for approximately 84% of total net sales during the periods presented. In the second quarter ended September 30, 2003, net sales of all products were $1,175,073, representing a $113,802 or 9% decrease when compared to net sales of $1,288,875 for the second quarter ended September 30, 2002. During the six months ended September 30, 2003, net sales of all products were $2,534,662, representing a $63,312 or 2% decrease when compared to net sales of $2,597,974 during the six months ended September 30, 2002. The sales decrease is the result of a decrease in unit sales, offset by favorable fluctuations in foreign currency exchange rates between the U.S. Dollar (the functional reporting currency) and the Euro and the British Pound (currencies of the Company’s subsidiaries). Excluding the fluctuations in foreign currency exchange rates, the sales decrease is approximately 18% for the three months ended September, 2003 and approximately 16% for the six months ended. Management believes the decrease in sales is related to increased competition and healthcare reform in many European countries with procedures being limited or rationed to decrease overall costs to the health system. The Company is developing plans to address these issues.

Gross Profit: Gross profit was $900,887 and $933,586 for the quarter ended September 30, 2003 and 2002, respectively, or 77% and 72% of net sales. Gross profit was $1,854,889 and $1,822,971 for the six months ended September 30, 2003 and 2002, respectively, or 73% and 70% of net sales. Gross profit in any one period is highly variable depending on unit sales and utilization of manufacturing capacity.

General and Administrative Expense: General and administrative (“G&A”) expenses increased from $299,661 during the second quarter of fiscal 2003 to $456,769 during the second quarter of fiscal 2004 and increased from $572,128 during the six months ended September 30, 2002 to $922,045 during the six months ended September 30, 2003. Increased pension costs, consulting, legal, shareholders expenses, combined with general price increases and fluctuations in foreign currency exchange rates caused the increase in G&A expenses. The consulting fees and shareholders expense relates to the consulting agreements with the Executive Advisory Group (EAG) to perform services for and on behalf of the Company and the consulting agreement with C.C.R.I. Corporation to provide investor relations and development services. The two agreements accounted for $112,203 and $232,407, respectively, of the increased expense for the three and six months ended September 30, 2003.

Research and Development Expense: Research and development (“R&D”) expenses decreased $61,600, or 13%, from $481,790 during the second quarter of fiscal 2003 to $420,190 during the second quarter of fiscal 2004 and decreased 14% from $1,001,208 during the six months ended September 30, 2002 to $858,763 during the six months ended September 30, 2003. The decrease in R&D expense resulted from a decrease in clinical costs due to the completion of the patient enrollment phase in the Company’s multi-center IDE clinical trial in February 2003.

Selling and Marketing Expenses: Selling and marketing (“S&M”) costs increased 32% from $259,664 during the second quarter of fiscal 2003 to $342,394 during the second quarter of fiscal 2004 and increased 49% from $513,827 during the six months ended September 30, 2002 to $764,804 during the six months ended September 30, 2003. The increase resulted from additional staff, increased travel costs, increased costs relating to trade-shows, conventions and congresses, increased costs for marketing materials, general price increases and fluctuations in foreign currency exchange rates.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, settlement income and other non-operating costs when incurred. The Company’s financial results are subject to material fluctuations based on changes in currency exchange rates. Other income (expense) was $(3,006) and $(9,018) for the second quarter ended September 30, 2003 and 2002, respectively and $(702) and $597,430 for the six months ended September 30, 2003 and 2002. The majority of the differences between periods were due to foreign currency exchange gains and losses and the settlement proceeds from the litigation. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. Dollar (the functional reporting currency) and the Euro and British Pound (currencies of the Company’s subsidiaries), as well as their effect on the dollar denominated intercompany obligations between the Company and its foreign subsidiaries. At September 30, 2003 and 2002, the Company had $0.2 million and $2.7 million dollar denominated intercompany debt at its foreign Dutch subsidiary. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company recognized foreign currency gains and losses of $(4,210) and $(12,687) for the second quarter ended September 30, 2003 and 2002, respectively and $(6,571) and $407,333 for the six months ended September 30, 2003 and 2002. The currency gains are primarily the result of a weakened U.S. Dollar compared to the Euro and the currency loss the result of a strengthened U.S. Dollar compared to the Euro. In January 2003, the Company recapitalized one of the Dutch subsidiaries with an investment of 1.5 million euros ($1.6 million). The Company used proceeds from the investment to reduce the dollar denominated intercompany debt at the Dutch subsidiary, resulting in an adjusted balance at December 31, 2002 of $0.9 million of intercompany debt at the Dutch subsidiary subject for foreign currency transaction accounting. This resulted in less volatility for changes in currency exchange rates in the Company’s statement of operations.

Income Tax Expense: During the quarter ended September 30, 2003, the Company’s Dutch subsidiaries recorded income tax expense of $72,248 as they have fully utilized their net operating loss carryforwards. During the six-months ended September 30, 2003, the Company’s Dutch subsidiaries recorded income tax expense of $152,414. The income tax has been accrued and therefore included under current liabilities. The U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions.

Liquidity and Capital Resources

As of September 30, 2003, the Company’s cash and cash equivalent balances totaled $2,996,150.

At September 30, 2003, the Company had working capital of approximately $3.8 million. During the six months ended September 30, 2003, $432,293 of cash was used in operating activities, compared to $384,441 of cash provided by operating activities in the prior-year period. The usage of cash was primarily attributable to the net loss incurred of $843,839, compared to a profit of $333,238 in the prior year period. Accounts receivable decreased by $223,029, due to the timing of payment by our customers and lower sales. Other current assets increased by $160,046, due to pension premiums invoices received for the period up until July 2004. Accounts payable and accrued expenses fluctuated due to the timing of payments and fluctuations in foreign currency exchange rates. The Company recorded $164,407 of non-cash stock-based compensation expense during the six-months ended September 30, 2003.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash, equipment leasing arrangements, and its accounts receivable and inventory balances at September 30, 2003 of $746,527 and $518,543, respectively. For fiscal 2004, management does not anticipate any material capital expenditures.

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

PART II. OTHER INFORMATION

Except as indicated below, none of the items contained in PART II of Form 10-QSB are applicable to the Company for the three months ended September 30, 2003.

ITEM 2. CHANGES IN SECURITIES

( c ) Recent Sales of Unregistered Securities

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31 Certifications by the Chief Executive Officer/Chief Financial Officer and the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications by the Chief Executive Officer/Chief Financial Officer and the Controller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)

99.1 Press Release dated November 12, 2003

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC

by: /s/ DANIEL G. HOLMAN
Daniel G. Holman
President, Chief Executive Officer,
Date: November 12, 2003	Chief Financial Officer and Director (Principal
Executive and Financial Officer)

Date: November 12, 2003	by: /s/ ARIE J. KOOLE
Arie J. Koole
Controller (Principal Accounting Officer)