Form 10QSB
period 2003-12-31
UROPLASTY INC
filed 2004-02-12
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of February 1, 2004 was $16,696,512.

The number of shares outstanding of the issuer’s only class of common stock on February 1, 2004 was 4,565,004.

Transitional Small Business Disclosure Format:

YES [ ]	NO [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2003	March 31, 2003

Assets
Current assets:
Cash and cash equivalents	$2,613,903	3,375,981
Accounts receivable, net	1,021,959	969,556
Inventories	499,288	455,114
Other	296,677	188,192

Total current assets	4,431,827	4,988,843
Property, plant, and equipment, net	1,075,488	833,234
Intangible assets, net	49,607	48,214

Total assets	$5,556,922	5,870,291

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31, 2003	March 31, 2003

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$131,813	199,673
Income tax payable	226,365	—
Accrued liabilities	317,986	349,937
Current maturities – long-term debt	43,350	37,502

Total current liabilities	719,514	587,112
Long-term debt – less current maturities	502,454	462,787

Total liabilities	1,221,968	1,049,899

Shareholders’ equity:
Common stock $.01 par value; 20,000,000 shares authorized, 4,560,337 and 4,488,971 shares issued and outstanding at December 31, 2003 and March 31, 2003, respectively	45,603	44,890
Additional paid-in capital	9,066,198	8,457,901
Accumulated deficit	(4,550,320)	(3,163,156)
Vendor deposit	—	(112,000)
Deferred compensation	(168,723)	—
Accumulated other comprehensive loss	(57,804)	(407,243)

Total shareholders’ equity	4,334,954	4,820,392

Total liabilities and shareholders’ equity	$5,556,922	5,870,291

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net sales	$1,447,671	1,264,742	3,982,333	3,862,716
Cost of goods sold	421,187	330,015	1,100,960	1,105,018

Gross profit	1,026,484	934,727	2,881,373	2,757,698

Operating expenses
General and administrative	510,218	312,003	1,432,263	884,131
Research and development	471,406	538,295	1,330,169	1,539,503
Selling and marketing	503,931	251,051	1,268,735	764,878

	1,485,555	1,101,349	4,031,167	3,188,512

Operating loss	(459,071)	(166,622)	(1,149,794)	(430,814)

Other income (expense)
Interest income	6,715	12,482	23,832	35,075
Interest expense	(5,291)	(5,805)	(16,539)	(18,144)
Foreign currency exchange gain	11,697	146,024	5,126	553,357
Settlement	—	—	—	180,000
Other	—	—	—	(157)

	13,121	152,701	12,419	750,131

Income (loss) before income taxes	(445,950)	(13,921)	(1,137,375)	319,317
Income tax expense	97,375	—	249,789	—

Net income (loss)	$(543,325)	(13,921)	(1,387,164)	319,317)

Basic income (loss) per common share	$(0.12)	(0.00)	(0.31)	0.09
Diluted income (loss) per common share	$(0.12)	(0.00)	(0.31)	0.09
Weighted average common shares outstanding:
Basic	4,530,657	4,467,547	4,500,677	3,564,155
Diluted	4,530,657	4,467,547	4,500,677	3,587,996

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31, 2003 and 2002
(Unaudited)

	Nine Months Ended
	December 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(1,387,164)	319,317
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	119,221	149,483
Stock-based consulting expense	304,290	1,508
Changes in operating assets and liabilities:
Accounts receivable	(52,403)	44,905
Inventories	(44,174)	53,383
Other current assets	(108,485)	(84,968)
Accounts payable	(39,780)	62,320
Accrued liabilities	194,414	(63,457)

Net cash provided by (used in) operating activities	(1,014,081)	482,491

Cash flows from investing activities:
Payments for property, plant and equipment	(63,944)	(44,757)
Payments for intangible assets	(18,773)	(675)

Net cash used in investing activities	(82,717)	(45,432)

Cash flows from financing activities:
Repayment of long-term debt	(29,710)	(37,674)
Net proceeds from issuance of stock	49,917	2,265,316

Net cash provided by financing activities	20,207	2,227,642

Effect of exchange rates on cash and cash equivalents	314,513	(146,646)

Net increase (decrease) in cash and cash equivalents	(762,078)	2,518,055
Cash and cash equivalents at beginning of period	3,375,981	1,046,121

Cash and cash equivalents at end of period	$2,613,903	3,564,176

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,723	19,503
Cash paid during the period for income taxes	38,808	—
Shares issued for 401(k) plan profit sharing contribution	28,080	27,270
Restricted shares issued for mold purchase	—	24,000
Vesting of restricted shares for mold purchase	170,000	—

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

The consolidated financial statements presented herein as of December 31, 2003 and for the three and nine-months periods ended December 31, 2003 and 2002 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows for the interim periods.

The Company has identified certain of its accounting policies that it considers particularly important for the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, inventories, foreign currency translation and transactions, and impairment of long-lived assets, each more fully described in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2003. Based upon the Company’s review, management has determined that these policies remain its most critical accounting policies for the three and nine-months periods ended December 31, 2003, and has made no changes to these policies during fiscal 2004.

2. Nature of Business

The Company is currently selling its products outside of the United States and is undertaking FDA investigational clinical trials in the United States and Canada. Based on the Company’s current plans, it is anticipated the Company will launch its products in the U.S. after obtaining FDA approval. Completing clinical trials and obtaining FDA approval is a costly and time-consuming process. As a result of the $2.4 million gross proceeds of a Rights Offering completed July 2002, management believes current resources and the funds generated from sale of the Company’s products outside the U.S. will be adequate to meet the Company’s cash flow needs, including R&D activities, associated with existing products and markets through fiscal 2005. Ultimately, the Company will need to achieve profitability and positive cash flows from operations or obtain additional debt or equity financing to fund its operations.

3. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	December 31, 2003	March 31, 2003

Raw materials	$107,485	78,910
Work-in-process	57,499	163,989
Finished goods	334,304	212,215

	$499,288	455,114

4. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), and the translation adjustment as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income (loss)	$(543,325)	(13,921)	(1,387,164)	319,317
Items of other comprehensive income (loss):
Translation adjustment	200,210	620	349,439	(82,748)

Comprehensive income (loss)	$(343,115)	(13,301)	(1,037,725)	236,569

5. Reconciliation of Net income (loss) and Share Amounts Used in EPS Calculation

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted income (loss) per common share for the three and nine-months ended December 31, 2003 and 2002 was calculated using the treasury-stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive potential common shares.

	Basic Income	Effect of	Diluted Income
	(Loss)	Dilutive	(Loss)
	Per Share	Securities	Per Share

For the three months ended:
December 31, 2003
Net loss	$(543,325)	—	(543,325)
Shares	4,530,657	—	4,530,657

Per share amount	$(0.12)	—	(0.12)

For the three months ended:
December 31, 2002
Net loss	$(13,921)	—	(13,921)
Shares	4,467,547	—	4,467,547

Per share amount	$(0.00)	—	(0.00)

For the nine months ended:
December 31, 2003
Net loss	$(1,387,164)	—	(1,387,164)
Shares	4,500,677	—	4,500,677

Per share amount	$(0.31)	—	(0.31)

For the nine months ended:
December 31, 2002
Net income	$319,317	—	319,317

	Basic Income	Effect of	Diluted Income
	(Loss)	Dilutive	(Loss)
	Per Share	Securities	Per Share

Shares	3,564,155	23,841	3,587,996

Per share amount	$0.09	—	0.09

The following options and warrants outstanding at December 31, 2003 and 2002 to purchase shares of common stock were excluded from diluted loss per share, because of the anti-dilutive effect:

	Number of	Range of exercise
	Options/Warrants	prices

For the three months ended:
December 31, 2003	1,752,264	$0.90 to $10.50
December 31, 2002	1,705,123	$0.90 to $10.50
For the nine months ended:
December 31, 2003	1,752,264	$0.90 to $10.50
December 31, 2002	1,261,623	$1.50 to $10.50

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

Consulting Agreements

On April 1, 2003, the Company executed a consulting agreement with C.C.R.I. Corporation (CCRI) to provide investor relations and development services. The Company pays the Consultant a monthly fee of $4,000 plus expenses. CCRI received 35,000 shares of fully vested restricted common stock, and vested warrants to purchase 50,000 shares of common stock at an exercise price of $3.00 per share, and received vested warrants to purchase 50,000 shares of common stock at an exercise price of $5.00 per share on November 2, 2003. The Company recorded the fair value of the common stock and the warrants aggregating $212,974, as of April 1, 2003, as deferred compensation in shareholders’ equity. The balance is amortized over the 1-year service period. Also, the Company recorded the fair value of the additional warrants to acquire 50,000 of common stock aggregating $144,200, as of November 2, 2003, as deferred compensation in shareholders’ equity. This balance is amortized over the remaining 5 months of the 1-year service period. Stock-based compensation expense for CCRI agreement for the three and nine-months ended December 31, 2003 aggregated $110,924 and $217,410, respectively.

On April 1, 2003, the Company executed a consulting agreement with Executive Advisory Group (EAG) to perform services for and on behalf of the Company. Mr. Sam B. Humphries, a Director of the Company, is President of EAG. The Company pays EAG a monthly fee of $6,000 plus expenses. EAG also received stock options to purchase 50,000 shares of common stock, exercisable at $2.80 per share. The Company recorded the fair value of the stock options aggregating $115,839, as of April 1, 2003, as a deferred compensation in shareholders’ equity. The balance is amortized over the 1-year service period. Stock-based compensation expense for the EAG agreement for the three and nine-months ended December 31, 2003 aggregated $28,959 and $86,880, respectively.

The options and warrants issued to EAG and CCRI to acquire an aggregate of 150,000 shares of common stock were fully vested upon issuance. The fair value of these instruments was determined using the Black-Scholes options pricing model with the following variables:

	April 1, 2003	November 2, 2003
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.93%	3.29%
Expected volatility	118%	113%
Expected life, in years	5.00	5.00

Stock Option Grant

On April 15, 2003, the Company granted 30,000 options to its Director Sam B. Humphries, for his services as a member of the board of directors. These options vest over a period of five years. All vesting of these options would accelerate when the Company receives written FDA market approval or in case a change in control should occur.

Vendor Deposit

In September 2001, the Company executed an agreement with a vendor to manufacture a mold for one of the Company’s products. As consideration, the Company issued to the vendor 20,000 shares of its common stock in September 2001. The Company amended the agreement in September 2002 and issued an additional 20,000 shares of common stock to be held in escrow until completion of the mold. On November 3, 2003, the Company has accepted the mold and recorded the fair value of the vested common stock aggregating $170,000 as an addition to property, plant and equipment.

7. Stock Option Plans

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) would have decreased (increased) to the pro forma amounts shown below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income (loss) - As reported	$(543,325)	(13,921)	(1,387,164)	319,317
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(37,254)	(100,283)	(111,761)	(270,169)

Net income (loss) - Pro forma	$(580,579)	(114,204)	(1,498,925)	49,148

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income (loss) per common share – As reported:
Basic	$(0.12)	(0.00)	(0.31)	0.09
Diluted	$(0.12)	(0.00)	(0.31)	0.09
Net income (loss) per common share – Pro forma:
Basic	$(0.13)	(0.03)	(0.33)	0.01
Diluted	$(0.13)	(0.03)	(0.33)	0.01

8. Foreign Currency Gains (Losses)

For the three-month periods ended December 31, 2003 and 2002, the Company recognized foreign currency gains of $11,697 and $146,024, respectively. For the nine-month periods ended December 31, 2003 and 2002, the Company recognized foreign currency gains of $5,126 and $553,357, respectively. At December 31, 2003 and 2002, the Company had $0.3 million and $2.5 million of dollar denominated intercompany debt at its Dutch subsidiaries. In January 2003, the Company recapitalized one of the Dutch subsidiaries with an investment of 1.5 million euros ($1.6 million). The proceeds from the investment were used to reduce the dollar denominated intercompany debt at the Dutch subsidiary. Furthermore, the Dutch subsidiaries were profitable and the generated cash flows were used to pay off the intercompany debt. These intercompany balances are revolving in nature and are not deemed to be long-term balances.

9. Income Tax Expense

During the quarter ended December 31, 2003, the Company’s Dutch subsidiaries recorded income tax expense of $97,375 as they have fully utilized their net operating loss carryforwards. During the nine months ended December 31, 2003, the Company’s Dutch subsidiaries recorded income tax expense of $249,789. As of December 31, 2003 $38,808 income tax has been paid and the remaining balance is included under current liabilities. The U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions.

10. Business Segment Information

The Company sells Macroplastique and the related ancillary products for use in augmenting soft tissues for the purpose of treating urinary incontinence and vesicoureteral reflux. At this time, sales are only made outside the United States because the Company has not yet made submissions to the FDA for regulatory approval to market its products in the United States. The Company’s current objectives are to focus on sales and marketing activities designed to increase market penetration and sales of Macroplastique for SUI, VUR, and of PTQ Implants in countries outside the U.S., and to efficiently and effectively execute the Macroplastique human clinical study for treatment of female SUI within the U.S. The Company also sells injectable implant products outside the United States for soft-tissue augmentation for specific indications in otolaryngology and plastic surgery applications under the name Bioplastique in limited markets. In addition, the Company sells specialized wound care products in The Netherlands and United Kingdom as a distributor. The Macroplastique product line accounts for 84% to 87% of total net sales during the periods presented.

Based upon the above, the Company has identified one reportable operating segment consisting of medical products primarily for the urology market.

Information regarding operations in different geographies for the three and nine-months ended December 31, 2003 and 2002 is as follows:

				Adjustments
	United	The	United	and
	States	Netherlands	Kingdom	eliminations	Consolidated

Fiscal 2004
Sales to customers, three-months ended December 31, 2003	$—	1,317,858	391,180	(261,367)	1,447,671
Sales to customers, nine-months ended December 31, 2003	$—	3,586,988	1,085,354	(690,009)	3,982,333
Income tax expense, three-months ended December 31, 2003	$—	97,375	—	—	97,375
Income tax expense, nine-months ended December 31, 2003	$—	249,789	—	—	249,789
Net income (loss), three-months ended December 31, 2003	$(500,277)	180,012	(117,627)	(105,433)	(543,325)
Net income (loss), nine-months ended December 31, 2003	$(1,308,535)	482,179	(334,365)	(226,443)	(1,387,164)
Long-lived assets At December 31, 2003	$267,589	786,180	21,719	—	1,075,488
Fiscal 2003
Sales to customers, three-months ended December 31, 2002	$—	1,092,721	366,274	(194,253)	1,264,742
Sales to customers, nine-months ended December 31, 2002	$—	3,366,401	1,297,844	(801,529)	3,862,716
Income tax expense, three-months ended December 31, 2002	$—	—	—	—	—
Income tax expense, nine-months ended December 31, 2002	$—	—	—	—	—
Net income (loss), three-months ended December 31, 2002	$(563,990)	457,623	(53,047)	145,493	(13,921)
Net income (loss), nine-months ended December 31, 2002	$(1,071,362)	1,246,002	(18,059)	162,736	319,317
Long-lived assets At December 31, 2002	$103,945	698,508	26,977	—	829,430

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Report on Form 10-QSB should be read in conjunction with the Annual Report on Form 10-KSB for the year ended March 31, 2003.

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

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the Company to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these financial statements, management has made its best estimates and judgments of certain amounts, giving due consideration to materiality. The Company believes that of its significant accounting policies, the following are particularly important to the portrayal of the Company’s results of operations and financial position and may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent degree of uncertainty.

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

Inventories. Slow moving and obsolete inventories are valued at the lower of cost or market based upon current and expected future product sales and the expected impact of product transitions or modifications. In addition, the lack of sales demand may cause our finished goods inventory to pass its use-by date which is generally two years. The Company manufacturing production from quarter to quarter fluctuates materially due to changes in product demand. Changes in production significantly impact manufacturing variances.

Foreign Currency Translation/Transactions. Foreign currency transaction gains and losses are recognized currently in the statement of operations, including unrealized gains and losses on short-term inter-company obligations using period-end exchange rates, resulting in an increase in the volatility of the Company’s Statements of Operations. Unrealized gains and losses on long-term inter-company obligations are recognized within accumulated other comprehensive loss, a separate component of shareholders’ equity.

Impairment of Long-Lived Assets. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset, which is subject to considerable judgment.

Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three and nine-months periods ended December 31, 2003 and 2002.

Results of Operations

Net Sales: In the third quarter ended December 31, 2003, net sales of all products were $1,447,671, representing a $182,929 or 14% increase when compared to net sales of $1,264,742 for the third quarter ended December 31, 2002. During the nine months ended December 31, 2003, net sales of all products were $3,982,333, representing a $119,617 or 3% increase when compared to net sales of $3,862,716 during the nine months ended December 31, 2002. The sales increase is the result of favorable fluctuations in foreign currency exchange rates between the U.S. Dollar (the functional reporting currency) and the Euro and the British Pound (currencies of the Company’s subsidiaries). Excluding the fluctuations in foreign currency exchange rates, there was a sales decrease of approximately 1% for the three months ended December 31, 2003 and approximately 11% for the nine months ended. Management believes the decrease in sales is related to increased competition and healthcare reform in many European countries with procedures being limited or rationed through reimbursement systems designed to decrease overall costs to the various national healthcare systems. Management believes sales will increase going forward with targeted marketing programs. The Macroplastique product line accounts for 84% to 87% of total net sales during the periods presented.

Gross Profit: Gross profit was $1,026,484 and $934,727 for the quarter ended December 31, 2003 and 2002, respectively, or 71% and 74% of net sales. Gross profit was $2,881,373 and $2,757,698 for the nine months ended December 31, 2003 and 2002, respectively, or 72% and 71% of net sales. Gross profit in any one period is highly variable depending on unit sales and utilization of manufacturing capacity. Historically, the gross margin percentage has moved between approximately 70-80% of net sales.

General and Administrative Expense: General and administrative (“G&A”) expenses increased from $312,003 during the third quarter of fiscal 2003 to $510,218 during the third quarter of fiscal 2004 and increased from $884,131 during the nine months ended December 31, 2002 to $1,432,263 during the nine months ended December 31, 2003. Increased foreign retirement costs, consulting, legal, and shareholder expenses, combined with general price increases and fluctuations in foreign currency exchange rates caused the increase in G&A expenses. The consulting fees and shareholder expenses relate to the consulting agreements with the Executive Advisory Group (EAG) to perform services for and on behalf of the Company and the consulting agreement with C.C.R.I. Corporation to provide investor relations and development services. The two agreements accounted for $169,883 and $402,290, respectively, of the increased expense for the three and nine months ended December 31, 2003.

Research and Development Expense: Research and development (“R&D”) expenses decreased $66,889, or 12%, from $538,295 during the third quarter of fiscal 2003 to $471,406 during the third quarter of fiscal 2004 and decreased 14% from $1,539,503 during the nine months ended December 31, 2002 to $1,330,169 during the nine months ended December 31, 2003. The decrease in R&D expense resulted from a decrease in clinical costs due to the February 2003 completion of the patient enrollment phase in the Company’s multi-center IDE clinical trial.

Selling and Marketing Expenses: Selling and marketing (“S&M”) costs increased 101% from $251,051 during the third quarter of fiscal 2003 to $503,931 during the third quarter of fiscal 2004 and increased 66% from $764,878 during the nine months ended December 31, 2002 to $1,268,735 during the nine months ended December 31, 2003. The increase resulted from recruitment fees, staffing, and dismissal payments, travel costs and costs relating to trade-shows, conventions and congresses, marketing materials, general price increases, and fluctuations in foreign currency exchange rates. In October and December, changes were made in sales management resulting in termination expenses and payments in the third quarter of fiscal 2004 of $105,000.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, settlement income and other non-operating costs when incurred. The Company’s financial results are subject to material fluctuations based on changes in currency exchange rates. Other income was $13,121 and $152,701 for the third quarter ended December 31, 2003 and 2002, respectively, and $12,419 and $750,131 for the nine months ended December 31, 2003 and 2002, respectively. The majority of the differences between periods were due to foreign currency exchange gains and losses and the settlement proceeds from the litigation. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. Dollar (the functional reporting currency) and the Euro and British Pound (currencies of the Company’s subsidiaries), as well as their effect on the dollar denominated intercompany obligations between the Company and its foreign subsidiaries. At December 31, 2003 and 2002, the Company had $0.3 million and $2.5 million dollar denominated intercompany debt at its foreign Dutch subsidiary. These intercompany balances are revolving in nature and are not deemed to be long-term balances. The Company recognized foreign currency gains of $11,697 and $146,024 for the third quarter ended December 31, 2003 and 2002, respectively, and $5,126 and $553,357 for the nine months ended December 31, 2003 and 2002, respectively. The currency gains are primarily the result of a weakened U.S. Dollar compared to the Euro. In January 2003, the Company recapitalized one of the Dutch subsidiaries with an investment of 1.5 million Euros ($1.6 million). The Company used proceeds from the investment to reduce the dollar denominated intercompany debt at the Dutch subsidiary, resulting in an adjusted balance at December 31, 2002 of $0.9 million of intercompany debt at the Dutch subsidiary subject for foreign currency transaction accounting. This resulted in less volatility for changes in currency exchange rates in the Company’s statement of operations.

Income Tax Expense: During the quarter ended December 31, 2003, the Company’s Dutch subsidiaries recorded income tax expense of $97,375 as they have fully utilized their net operating loss carryforwards. During the nine-months ended December 31, 2003, the Company’s Dutch subsidiaries recorded income tax expense of $249,789. As of December 31, 2003 $38,808 income tax has been paid, the remaining part has been accrued and therefore included under current liabilities. The U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions. Management expects continued profits for its Dutch subsidiaries and therefore continued income tax expenses. The Dutch income tax rate is 29% for euro 22,689 of profit and 34.5% for the amount above euro 22,689

Liquidity and Capital Resources

As of December 31, 2003, the Company’s cash and cash equivalent balances totaled $2,613,903.

At December 31, 2003, the Company had working capital of approximately $3.7 million. During the nine months ended December 31, 2003, $1,014,081 of cash was used in operating activities, compared to $482,491 of cash provided by operating activities in the prior-year period. The usage of cash was primarily attributable to the net loss incurred of $1,387,164, compared to a profit of $319,317 in the prior year period. Accounts receivable increased by $52,403, compared to a decrease of $44,905 for the prior-year period, due to the timing of payment by our customers. Other current assets increased by $108,485, compared to an increase of $84,968 for the prior-year period, due to prepaid retirement premiums, royalties and insurance. Accounts payable and accrued expenses fluctuated due to the timing of payments and fluctuations in foreign currency exchange rates. The Company recorded $304,290 of non-cash stock-based compensation expense during the nine-months ended December 31, 2003, compared to $1,508 for the prior-year period. This increase was due to the stock-based investor relations and other consulting agreements the Company consummated on April 1, 2003 with C.C.C.R. Corporation and Executive Advisory Group. Net cash used in investing activities for the nine months ended December 31, 2003 is $82,717, compared to net cash used of $45,432 for the prior-year period. The increase was due to computer hardware and software expenditures and expenditures for obtaining patent rights. Net cash provided by financing activities for the nine months ended December 31, 2003 is $20,207, compared to net cash provided by financing activities of $2,227,642. This results from repayment of long-term debt and net proceeds from issuance of stock. In July 2002, the Company completed its rights offering to its shareholders.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash, equipment leasing arrangements, and its accounts receivable and inventory balances at December 31, 2003 of $1,021,959 and $499,288, respectively. For fiscal 2004, management does not anticipate any material capital expenditures.

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

Management believes that current resources and the funds generated from sale of the Company’s products outside the U.S. will be adequate to meet the Company’s cash flow needs, including R&D activities associated with existing products and markets through fiscal 2005. Ultimately, the Company will need to achieve profitability and positive cash flows from operations or obtain additional debt or equity financing to fund its operations.

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

PART II. OTHER INFORMATION

Except as indicated below, none of the items contained in PART II of Form 10-QSB are applicable to the Company for the three months ended December 31, 2003.

ITEM 2. CHANGES IN SECURITIES

(c) Recent Sales of Unregistered Securities

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31 Certifications by the Chief Executive Officer/Chief Financial Officer and the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications by the Chief Executive Officer/Chief Financial Officer and the Controller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)

99.1 Press release dated February 12, 2004

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.

Date: February 12, 2004	by: /s/ DANIEL G. HOLMAN

Daniel G. Holman
President, Chief Executive Officer,
Chief Financial Officer and Director (Principal
Executive and Financial Officer)

Date: February 12, 2004	by: /s/ ARIE J. KOOLE

Arie J. Koole
Controller (Principal Accounting Officer)