Form 10KSB
period 2004-03-31
UROPLASTY INC
filed 2004-07-29
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2004

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer’s revenues for its most recent fiscal year: $5,714,896

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of July 1, 2004 was $13,628,258.

The number of shares outstanding of the issuer’s only class of common stock on July 1, 2004 was 4,602,033.

Documents Incorporated By Reference: Portions of the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders (the “Proxy Statement”), are incorporated by reference in Part III.

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

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Uroplasty is a medical device company that develops, manufactures, and markets a family of injectable implant products used for soft-tissue augmentation for specific indications in urology, urogynecology, colon and rectal, otolaryngology and plastic surgery markets. The Company’s products offer physicians and their patients a minimally invasive treatment option for urinary incontinence, vesicoureteral reflux, fecal incontinence, vocal cord rehabilitation and dermal augmentation. Uroplasty’s products are CE marked in Europe (similar to FDA approval in the United States), allowing the products to be sold throughout the European Union, and are also marketed in other major markets throughout the world, including Canada, Australia, and many Latin American and Pacific Rim countries. The Company’s products are not sold in the United States because submissions have not yet been made to the Food and Drug Administration (“FDA”) for marketing in the United States. However, the Company is currently conducting a multi-center clinical trial with its urethral bulking agent, Macroplastique® Implants pursuant to a U.S. FDA Investigational Device Exemption (“IDE”), as a minimally invasive, office-based procedure for treating female stress urinary incontinence. This study is required as part of a Premarket Approval Submission to the FDA for marketing within the United States.

Restatement Information

During the fiscal 2004 year end close process, the Company determined that its pension plan, covering 18 employees in The Netherlands, had historically been reported as a defined contribution plan, but should have been reported as a defined benefit plan. The Company pays premiums to an insurance company to fund annuities for these employees, however, the Company is responsible for funding additional annuities based on continued service and future salary increases. Furthermore, the Company discovered an error in how the effect of exchange rates on cash and cash equivalents was recorded in our Statement of Cash Flows. The Company has restated its March 31, 2003 consolidated balance sheet, the fiscal 2003 consolidated results of operations, the fiscal 2003 consolidated statement of cash flows and related footnote disclosures for the impact of accounting for the pension plan as a defined benefit plan and for the correction of the effect of exchange rates on cash and cash equivalents.

Additional information regarding the effects of the restatements is included in Note 2 to the Company’s audited consolidated financial statements included under Exhibit 13 of this Form 10-KSB. All comparisons and references in this Form 10-KSB to the results for fiscal year 2003 are to the restated results.

MACROPLASTIQUE® Implants

The Company’s key product is Macroplastique, an injectable soft tissue-bulking agent used to treat stress urinary incontinence (“SUI”), the most common form of urinary incontinence. It is designed to restore the patient’s urinary continence immediately following treatment. SUI refers to the involuntary loss of urine as a result of activities that increase intra-abdominal pressure, such as coughing, laughing, or exercising. Macroplastique is also used to treat vesicoureteral reflux (“VUR”), a condition, occurring mostly in children, in which urine flows backward from the bladder into the kidney. Additionally, men who experience incontinence as a result of prostate surgery are also candidates for Macroplastique treatment.

Macroplastique is a proprietary composition of heat vulcanized, highly textured, solid, soft, irregularly shaped polydimethylsiloxane (solid silicone) implants suspended in a biocompatible carrier gel. The Company markets Macroplastique through Uroplasty BV, The Netherlands, on the basis that its out-patient minimally invasive treatment can lead to lower surgical risk with shorter recovery time and that it is less expensive when compared to invasive alternatives. With its successful safety and clinical use in patients outside the United States since 1991, the Company believes Macroplastique has advantages of being a soft-textured, biocompatible material that is nonabsorbing, nondegrading, nonmigrating, and cost effective. Additionally, the product requires no skin testing prior to use and it does not require refrigeration for storage.

Although Macroplastique is traditionally implanted with the aid of an endoscope, the Company also markets a patented, non-endoscopic delivery kit called the Macroplastique Implantation System (MIS) for treatment of female stress urinary incontinence outside the United States. The advantages of this product are its ease of use and consistent product placement, therefore making the MIS delivery an attractive alternative to be used as a minimally invasive, office-based treatment for female stress urinary incontinence.

Urinary Incontinence and Vesicoureteral Reflux Markets

Urinary incontinence is an involuntary loss of urine having emotional, social, and hygienic consequences. In varying degrees, urinary incontinence is a problem suffered by millions of people worldwide. The Agency for Health Care Policy and Research (AHCPR), a division of the Public Health Service, U.S. Department of Health and Human Services, estimates that urinary incontinence affects about 13 million people in the United States of which, 85% or 11 million are women. The same agency estimates the total cost of treating incontinence (management and curative approaches) of all types in the United States as $15 billion. The National Association for Incontinence (“NAFC”) estimates up to 15% of female stress urinary incontinence is a result of intrinsic sphincter deficiency (“ISD”). Urethral Bulking Agents (“UBA”) are currently recommended by AHCPR as first-line treatment for woman with ISD who do not have coexisting urethral hypermobility. Male patients can benefit from a urethral bulking agent procedure such as Macroplastique, and according to the AHCPR, UBA is recommended as first-line surgical treatment for men with ISD. According to the American College of Surgeons, there are approximately 400,000 prostate surgeries performed each year in the United States, and up to 20% of these men develop incontinence following the procedure. Urinary incontinence can result in a substantial decrease in a person’s quality of life, and is often the main reason a family moves an elderly person to nursing home care. The Company expects the incidence of urinary incontinence will rise as the percentage of elderly people continues to increase.

VUR is primarily a pediatric concern, with a prevalence estimated to be up to 2% of the U.S. pediatric population according to research published in Pediatric Radiology. Approximately 15,000 surgical procedures are performed each year to address this VUR issue. Patients in this population with VUR grades 1 through 4 are candidates for Macroplastique treatments. Globally, the use of Macroplastique to correct VUR can save patient costs related to continued use of antibiotics for treating these patients for chronic urinary tract infections. Left untreated, VUR can lead to more serious related health complications.

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

Management and Treatment of Urinary Incontinence

There are two general approaches to dealing with urinary incontinence. One approach is to manage symptoms with items such as pads or diapers. The other approach is to undergo curative treatments in an attempt to restore continence, such as injection of urethral bulking agents or by invasive surgeries. The Company believes the treatment of urinary incontinence should start first with the least invasive therapy and then move to more invasive therapies only when needed.

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

Behavior Modification: Techniques used in behavior modification include bladder training, scheduled voiding, and pelvic floor muscle exercises known as Kegels. Some of the tools used in conjunction with these training regimes are vaginal cones or weights, biofeedback devices, and electrical stimulation. These techniques are not effective in all patients, however, the Company believes biofeedback or one of the other behavior modification techniques should be used as a first line of treatment.

Penile Compression Devices: Penile clamps are reserved for temporary use with male incontinence. Complications such as penile and urethral erosion, penile edema, pain, and obstruction can be associated with extended and/or improper use.

Pelvic Floor Support Devices: A pessary is a doughnut-shaped device made of flexible materials designed to temporarily reduce pelvic prolapse and alleviate symptoms of pelvic relaxation in females with and without incontinence. When these devices are misused or neglected, complications such as ulceration of the vagina and rectovaginal and vesicovaginal fistula can occur. Persons using pessaries require frequent, regular monitoring.

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

Urinary Catheters and Collection Devices: There are four types of urinary catheters: 1) intermittent (inserted through the urethra into the bladder as needed for bladder drainage; may be appropriate for the management of acute or chronic urinary retention); 2) indwelling (a closed sterile system inserted through the urethra to allow bladder drainage; may be needed for short-term treatment and for terminally ill patients); 3) suprapubic (requires percutaneous or surgical introduction of a catheter into the bladder through the abdominal wall, for short-term use following gynecologic, urologic and other types of surgery or as an alternative to long-term urethral catheter use in men); and 4) external collection (devices made from latex rubber, polyvinyl or silicone resembling a condom, are secured on the shaft of the penis by a double-sided adhesive, latex or foam strap and are connected to urine collecting bags by a tube; may be useful for short-term maintenance). The type and severity of incontinence and the patient’s physical and mental condition determine the best catheter option for the patient.

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

Injectable Bulking Agents: Urethral Bulking Agents (UAB)s are inserted with a needle into the area around the urethra, thereby augmenting or bulking the sphincter. Hence, these materials are often called “bulking agents”, or “injectables”. Urethral bulking agents may be either synthetic or biologically derived and are an attractive alternative to surgery because they are considerably less invasive than the surgical procedures described above. Active women benefit from the use of urethral bulking agents since they will often return to normal activities in a matter of days instead of weeks for fully invasive surgical procedures. Bulking agents also represent a desirable treatment option for the elderly or infirm who may not otherwise be able to withstand the trauma and morbidity resulting from a fully invasive surgical procedure. Additionally, the use of a UBA does not preclude the use of more invasive treatments if the need arises.

The two major types of urethral bulking agents are biologically derived and synthetic agents. Biologically derived bulking agents include injections of a patient’s own fat cells, polysaccharides (not commercially available in the U.S.) or bovine collagen. Fat injections involve complex, invasive harvesting of the patient’s own fat cells and reinjecting them into the bladder neck. Some of these biological agents require pre-treatment allergy skin tests, and since the body resorbs these agents over time, subsequent reinjections may be necessary. Macroplastique (polydimethylsiloxane) is a synthetic silicone elastomer bulking agent. Although physicians and patients may question the silicone issue, we are confident we provide support and documentation to show the difference between Uroplasty’s solid silicone elastomer product and the silicone gel products that were associated with the breast implants. Other synthetic bulking agents are composed of polytetrafluoroethylene (PTFE; not commercially available in the U.S.) and pyrolytic carbon-coated beads.

Marketing, Distribution, and Sales

The Company markets and sells Macroplastique and related ancillary products only in countries outside the United States. The Company has a direct sales force in the United Kingdom and international sales managers in The Netherlands to manage and train a network of distributors selling the Company’s products outside the United States in approximately 40 countries including Canada, Australia, and countries within Europe, Latin America and the Pacific Rim. Each of the Company’s distributors has a territory-specific distribution agreement including requirements indicating they may not sell injectable products that compete directly with Macroplastique. Collectively, the Company’s distributors accounted for approximately 66% and 62% of total net sales in fiscal years 2004 and 2003, respectively.

Other Products

In addition to the urological applications, the Company’s implantable tissue bulking material is also marketed outside the United States for reconstructive and cosmetic plastic surgery under the trade name Bioplastique™ Implants, otolaryngology vocal cord rehabilitation applications under the trade name VOX™ Implants, and fecal incontinence applications under the trade name PTQ™ Implants. In The Netherlands and United Kingdom only, the Company distributes certain wound care products in accordance with a Distributor Agreement. Under the terms of the Distributor Agreement, the Company is not obligated to purchase any minimum level of wound care products. Collectively, these other products accounted for 19% and 15% respectively, of the Company’s net sales in fiscal 2004 and fiscal 2003.

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

In order to market its products within the European Union, the Company has obtained CE marking for its products (i.e., marketing approval). In addition, the Company maintains registration to the rigorous ISO13485 quality standard and is subject to periodic surveillance audits by its Notified Body to ensure adherence to this standard and the requirements of the European Medical Device Directives (MDD) and the Canadian Medical Device Requirements. Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company’s business, financial condition, and results of operations. There can be no assurance the Company will not be required to incur significant costs to comply with laws and regulations in the future, or that laws or regulations will not have a material adverse effect upon the Company’s business, financial condition, or results of operations.

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

The Company is structured such that The Netherlands subsidiary conducts business as a manufacturer and international sales office and is responsible for the worldwide distribution of its products outside of the United States through our network of independent distributors. Our Clinical Research Department dealing with clinical research outside the US is based in our Geleen, The Netherlands facility. The United Kingdom subsidiary is responsible for direct sales and distribution of the Company’s products to hospitals and physicians within the United Kingdom and Ireland.

Medical devices that can be shown to increase or improve cost and clinical effectiveness are likely to perform more favorably in both a changing reimbursement and regulatory climate. The need to provide data from Health Technology Assessments (HTA) and Evidence Based Medicine (EBM) and their expanding use in domestic healthcare policy is a trend which medical device manufacturers must anticipate and plan in the early stage of medical device development.

Uroplasty Clinical Research Department (CRD) activities outside the United States are streamlined to best support reimbursement decision making in line with HTA and EBM impact on the medical device market as healthcare reform develops in Europe (See Third-Party Reimbursement).

Clinical studies and scientific community awareness programs continue to demonstrate the safety and efficacy of Uroplasty products. The CRD based in the Netherlands actively encourages and implements clinical trials by designing single arm and randomized controlled trials for the purpose of HTA and EBM. This data is important to support distributors in securing product reimbursement in their territories.

Publications of clinical data in peer reviewed journals add to the scientific community awareness of our products in respect of patient indications, technique and expected outcomes. The CRD also provides a range of activities designed to support surgeons in their clinical evaluation study design, abstract preparation, manuscript creation and/or review and submission. The CRD works closely with our Sales and Marketing Department and Regulatory Departments in the area of technical support, submissions, literature review, and analysis and synopsis of presentations and publications on Uroplasty and competing products.

Recent clinical trials have been designed to provide outcome evidence on new products recently developed by Uroplasty. These include randomized controlled clinical trials on PTQ™ Implants (formally PTP Implants™) and clinical studies on the Macroplastique® Sling Support Kit (MIS-SK). Evidence-based clinical research broadens the surgeons’ acceptance by providing detailed information related to product safety and efficacy when applied to patient selection and comparative surgical and non-surgical treatment regimens. Only by recognition of the complexity of our product, indications, analysis of the contributing variables, presentation and publication of the clinical outcomes will Uroplasty provide the physicians, patients and reimbursement systems with the evidence they require to make informed decisions.

As a result of our corporate structure, the U.S. regulation regarding medical exports that are not FDA approved does not materially affect our business. In the United States, the Company must comply with the Federal Food, Drug, and Cosmetic Act, as amended, which is enforced by the FDA. The FDA has determined urethral bulking agents such as Macroplastique are Class III devices subject to a Pre-Market Approval (PMA) application prior to marketing in the United States. A PMA is a rigorous submission for the U.S. FDA requiring the manufacturer to substantiate claims of safety and effectiveness with valid scientific evidence. The PMA process is lengthy and expensive with no guarantee of final approval at its completion. In some instances, the FDA may decide additional testing or clinical studies are necessary to support the PMA submission. Such a decision considerably lengthens the time and expense required for obtaining U.S. marketing approval. If the FDA approves the PMA submission, it may still place certain conditions on the manufacturer such as the initiation of a post-marketing study or restrictions to the product’s intended use.

After PMA approval, the Company must comply with FDA regulations to maintain its U.S. marketing approval. The Company’s manufacturing facilities will be subject to routine inspections by the FDA to ensure compliance with U.S. Quality System Requirements (“QSR”). Even though the Company is in compliance with ISO13485, the European Medical Device Directives and the Canadian Medical Device Requirements, there can be no assurance the FDA would find the Company’s quality system to be in compliance with all relevant aspects of the U.S. requirements. The Company is also subject to a variety of state and local laws and regulations where its product will be manufactured and/or marketed. Any applicable state or local regulations may hinder the Company’s ability to market its products in those states or localities.

Third-Party Reimbursement

Reimbursement systems vary significantly by country. Third-party payors consist of government health programs, private health insurance plans, managed care organizations and other similar programs. Outside of the United States, government managed health care systems control reimbursement for devices and procedures such as Macroplastique. Reimbursement for Macroplastique has been successful in multiple international markets where hospitals and physicians have been able to get budgets approved by fund-holder trusts or global hospital budgets. Physicians or hospitals that apply, but do not receive satisfactory reimbursement from either third-party payors or the government, may choose not to use Macroplastique, and the sales of our products could be affected. Upon FDA approval to market Macroplastique in the United States, Uroplasty will need to apply for and gain acceptance from Medicare and other third-party payors. There is no uniform policy for reimbursement throughout the United States, and no guarantee Macroplastique will be reimbursed at the levels expected by the Company, if at all.

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

The Company’s manufacturing facilities and systems are periodically audited by an independent registrar to ensure compliance with ISO13485, the European Medical Device Directives and the Canadian Medical Device Requirements. Prior to marketing the product in the United States, the Company will also be inspected by the U.S. FDA for U.S. Quality System Requirements (“QSR”) and will be subject to additional state, local, and federal government regulations applicable to the manufacture of the Company’s products. See “Description of Business – Government Regulations”.

Competition

Competition in the urinary incontinence products market is intense. The Company faces competition from existing manufacturers of management and curative treatments, competing manufacturers of commercially available bulking agents, and from companies developing new or improved treatment methods. The Company believes the principal competitive factors among treatment methods include physician and patient acceptance of the method in managing or curing incontinence, cost and availability of third-party reimbursement, marketing and sales capability, and the existence of meaningful patent protection. The Company’s ability to compete in this market also will depend on the consistency of its product quality as well as delivery and product pricing. Other factors within and outside the Company’s control include its product development and innovation capabilities, clinical study results, ability to obtain required regulatory approvals, ability to protect its proprietary technology, manufacturing and marketing capabilities, and ability to attract and retain skilled employees.

Soft-tissue injectable bulking agents competing directly with Macroplastique outside the U.S. include Contigen® manufactured by C.R. Bard, Inc., Zuidex® and Deflux® manufactured by Q-Med AB, Durasphere® manufactured by Carbon Medical Technologies, and Coaptite® manufactured by BioForm, Inc. In contrast to the products currently approved for sale outside this country, Macroplastique, marketed outside the United States since 1991, is a synthetic material that will not degrade, become resorbed or migrate, and does not require the patient to have a skin test prior to the procedure. The silicone-elastomer material has been studied for over 50 years in medical use for such urological applications as penile implants, stents and catheters. The Uroplasty patented Macroplastique Implantation System (MIS) offers a unique, non-endoscopic, minimally invasive out-patient procedure that can be performed in the physician’s office. The Company expects continued competition with Johnson & Johnson, American Medical Systems, C.R. Bard Inc., Mentor, Boston Scientific Corporation and others who manufacture urinary incontinence surgical products such as sling devices. These companies have the advantage to bundle their incontinence products or devices onto contracts that require a hospital to purchase the incontinence device in order to maintain discounts on other product lines.

Many of the Company’s competitors and potential competitors have significantly greater financial, manufacturing, marketing and distribution resources, and experience than the Company. In addition, many of the Company’s competitors offer broader product lines within the urology market, which may give such competitors the ability to negotiate exclusive, long-term supply contracts and to offer comprehensive pricing for their products. It is possible other large health care and consumer products companies may enter this industry in the future. Furthermore, smaller companies, academic institutions, governmental agencies, and other public and private research organizations will continue to conduct research, seek patent protection, and establish arrangements for commercializing products. Such products may compete directly with any products that may be offered by the Company in the future.

Dependence on One or a Few Major Customers

During fiscal 2004, there were two large customers accounting for approximately 13% and 11% of the Company’s net sales. During fiscal 2003, approximately 12% of the Company’s net sales were to one customer.

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

Claims by competitors, such as Inamed Corporation and other third parties, that the Company’s products allegedly infringe the patent or other intellectual property rights of others, could have a material adverse effect on the Company. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, and intellectual property litigation may be used against the Company as a means of gaining a competitive advantage. Intellectual property litigation is complex, time-consuming, and expensive, and the outcome of such litigation is difficult to predict. Any future litigation, regardless of outcome, could result in substantial expense to the Company and significant diversion of the efforts of the Company’s technical and management personnel. An adverse outcome in any litigation could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from others, if licenses to such rights could be obtained, or require the Company to cease making, using, or selling certain products. There can be no assurance that any licenses required under any patents or proprietary rights would be made available on terms acceptable to the Company, if at all. In addition to being costly, protracted litigation to defend or prosecute intellectual property could result in the Company being unable to commercialize Macroplastique on a timely basis or at all, and could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

Research and Development

The Company has a Research and Development program to develop new products in the field of incontinence. The Company is also continually evaluating potential improvements as well as new methods and devices for the implantation of Macroplastique and on new applications for this material. R&D expenses also include the costs of clinical studies including the U.S. clinical trial currently underway pursuant to the IDE approved by the FDA. Expenditures for R&D totaled $1,820,690 and $2,061,754 for the fiscal years ended March 31, 2004 and 2003, respectively. None of these costs were borne directly by customers.

Compliance with Environmental Laws

Compliance by the Company with applicable environmental requirements during its fiscal years ended March 31, 2004 and 2003 has not had a material effect upon its capital expenditures, earnings, or competitive position.

Employees

As of March 31, 2004, the Company had 39 employees, of which 29 were full-time and 10 part-time. No employee has a collective bargaining agreement with the Company. The Company believes it maintains good relations with its employees.

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

     The Company’s wholly owned foreign subsidiaries and their respective principal functions are as follows:

Uroplasty BV	Incorporated in The Netherlands, is the manufacturer of Macroplastique, Bioplastique, VOX Implants, PTQ Implants and of all their accessories, and sells its products through distributors.

Uroplasty LTD	Incorporated in the United Kingdom and acts as the sole distributor of Macroplastique, Bioplastique, PTQ Implants, all of their accessories, and wound care products in the United Kingdom and Ireland.

Bioplasty BV	Incorporated in The Netherlands and is the distributor of Bioplastique to subdistributors, and distributes wound care products in The Netherlands.

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

In the United States, most of the Company’s products are subject to Pre-Market Approval (PMA) application with the FDA prior to marketing. In 1999, Uroplasty received approval from the FDA of an Investigational Device Exemption (IDE) relating to a U.S. clinical trial for the treatment of female stress urinary incontinence (“SUI”) using Macroplastique. Upon completion of the clinical trial, the Company plans to submit a PMA application to the FDA requesting approval to commercialize Macroplastique in the U.S. There can be no assurance the U.S. clinical trials will be successfully completed or that the requisite approvals will be granted for Macroplastique or any other product on a timely basis, or at all, or that such regulatory reviews will not involve delays that would conflict with the Company’s ability to commercialize its products in the U.S.

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

Macroplastique Market Acceptance: The Company currently sells Macroplastique in Europe, Canada and other countries outside the United States. The Company’s products are not sold in the United States as of yet because submissions have not been made to the FDA for marketing in the United States. Acceptance of Macroplastique by physicians in preference to other treatment options, including other bulking agents, will depend upon the demonstration of its safety and effectiveness, relative performance of Macroplastique compared to other market approved products, availability of other treatment options, and ease of use and relative cost compared to treatment options including other bulking agents. Physicians may elect not to use Macroplastique unless adequate reimbursement from health care payors is available. Health care payer acceptance of a treatment utilizing Macroplastique will require, among other things, evidence of the cost effectiveness of this treatment as compared to other treatment options. There can be no assurance the acceptance of Macroplastique by urological and gynecological health care providers will develop or continue to grow in countries where Macroplastique is already used.

Single Product: The Company currently derives over 85% of its net sales from Macroplastique and related products. Discontinuance or reduction of revenues from Macroplastique sold outside of the U.S. could therefore have a material adverse effect on the Company’s business, financial condition, and results of operations. The Company does not expect commercialization of other new products will be feasible without a substantial, continuing commitment to research and development for an extended period of time or acquisitions of new products, or both. Also, new medical products must typically undergo clinical trials and regulatory clearance or approval before commercialization. There can be no assurance as to whether or when commercialization of other products might begin, or as to the likelihood that any such initiative would be successful. The market for medically-related products changes constantly. If the market changes, new or strengthened competition emerges, customer preferences change, and/or new technology causes Macroplastique to be viewed as a less effective treatment, the Company’s business, financial condition, and results of operation would be adversely affected.

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

Public Reaction to Silicone Products: Macroplastique is comprised of medical grade, heat-vulcanized polydimethylsiloxane, which results in a solid, flexible silicone elastomer. In the early 1990’s the United States breast implant industry became the subject of significant controversies surrounding the possible effects upon the human body of the use of silicone gel in breast implants resulting in product liability litigation, leading to the bankruptcy of several companies, including Uroplasty’s former parent, Bioplasty, Inc. The Company uses only medical grade solid silicone material in its tissue bulking products and not semi-liquid silicone gel, as was used in breast implants. However, there can be no assurance that the use by the Company and others of solid silicone in medical devices implanted in the human body will not result in controversies, litigation, or negative publicity from news media, competitors or regulatory investigations. Furthermore, there can be no assurance that in the event such negative publicity occurred, that it would not have a significant adverse effect on the Company’s future financial position or results of operations.

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

Additional Capital Requirements: Management believes that current resources and the funds generated from sale of the Company’s products outside the U.S. will be adequate to meet the Company’s cash flow needs, including R&D activities associated with existing products and markets through fiscal 2005. In the event product sales and/or expenses differ from expected levels, the Company may require additional financing to complete the Pre-market Approval application for Macroplastique in the U.S. Further, the Company may seek additional funds for U.S. market introduction of Macroplastique for female SUI, as well as for U.S. approval for the Company’s products in other indications.

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

The following table sets forth the high and low bid prices for the Company’s Common Stock, as reported in the NASD’S Bulletin Board system (market symbol UPST.OB ; formerly UROP.OB) on a quarterly basis, from April 2003 through March 2004. Such quotations represent interdealer prices, without retail markup, mark down or commission, and do not necessarily represent actual transactions.

Fiscal Quarters	Low Bid	High Bid
First Quarter	$2.07	$3.40
Second Quarter	2.85	4.40
Third Quarter	3.30	5.35
Fourth Quarter	4.05	6.45

As of March 31, 2004, approximately 524 holders held the Company’s Common Stock of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

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

Overview

Uroplasty, Inc. develops, manufactures, and/or markets medical products in certain segments of the urology, gynecology, urogynecology, colon and rectal, wound care, otolaryngology and plastic surgery markets. Products sold by the Company are subject to regulation by the U.S. FDA and/or various regulating agencies in countries outside the U.S. Existing sales have been, and future sales growth is expected to be, derived from Macroplastique and related ancillary products designed for use by urologists, gynecologists, and uro-gynecologists for the primary treatment of stress urinary incontinence (SUI) and for the treatment of vesicoureteral reflux (VUR), a condition in which urine flows backward from the bladder to the kidney. Macroplastique is comprised of soft, textured, vulcanized, medical grade silicone elastomer implants suspended in a biocompatible carrier gel. Our minimally invasive procedure allows for Macroplastique to be placed in the soft tissue of the mid-urethra (in the case of SUI), and at the ureteral orifice (in the case of vesicoureteral reflux), the implants act as a bulking material to restore urinary continence or to eliminate reflux of urine from the bladder to the kidneys.

In addition to the urological applications, the Company’s implantable tissue bulking material is also marketed by the Company outside the U.S. for reconstructive and cosmetic plastic surgery applications under the trade name Bioplastique™ Implants; fecal incontinence applications under the trade name PTQ™ Implants (formerly PTP Implants); and vocal cord rehabilitation under the trade name VOX™ Implants. In The Netherlands and the United Kingdom, the Company distributes certain wound care products on behalf of another company in accordance with an executed Distributor Agreement. Under the terms of the Distributor Agreement, the Company is not obligated to purchase any minimum level of wound care products.

The Company’s products are sold by direct sales forces in the United Kingdom, and by a network of distributors in numerous countries outside the U.S., including Europe, Australia, Canada and South America. The Company is currently conducting a multi-center human clinical trial with its urethral bulking agent, Macroplastique, pursuant to an FDA IDE as a minimally invasive, office-based procedure for treating female SUI. This study is required as part of a Premarket Approval Submission to the FDA for marketing within the United States.

The Company’s current objectives are to focus on sales and marketing activities designed to increase market penetration and sales of Macroplastique for SUI, VUR, and of PTQ Implants for fecal incontinence applications in countries outside the U.S., and to efficiently and effectively execute the Macroplastique human clinical study for treatment of female SUI within the U.S.

The Company’s net income during fiscal 2003 was the result of non-recurring items related to foreign currency exchange gains of $530,083 and a settlement income of $180,000.

Restatements

During the fiscal 2004 year end close process, the Company determined that its pension plan, covering 18 employees in The Netherlands, had historically been reported as a defined contribution plan, but should have been reported as a defined benefit plan. The Company pays premiums to an insurance company to fund annuities for these employees, however, the Company is responsible for funding additional annuities based on continued service and future salary increases. Furthermore, the Company discovered an error in how the effect of exchange rates on cash and cash equivalents was recorded in our Statement of Cash Flows. The Company has restated its March 31, 2003 consolidated balance sheet, the fiscal 2003 consolidated results of operations, the fiscal 2003 consolidated statement of cash flows and related footnote disclosures for the impact of accounting for the pension plan as a defined benefit plan and for the correction of the effect of exchange rates on cash and cash equivalents as follows:

	March 31, 2003
	As previously
	reported	As restated
BALANCE SHEET DATA:
Non-current deferred tax assets	$—	94,159
Total current liabilities	587,112	618,828
Accrued pension liability	—	241,208
Accumulated deficit	(3,163,156)	(3,245,329)
Accumulated other comprehensive loss	(407,243)	(503,835)
Total shareholders’ equity	4,820,392	4,641,627

	Year Ended March 31, 2003
	As previously
	reported	As restated
STATEMENT OF OPERATIONS DATA:
Cost of goods sold	1,599,978	1,594,008
Operating expenses
General and administrative	1,220,271	1,214,300
Research and development	2,067,725	2,061,754
Selling and marketing	1,142,834	1,136,863
Operating loss	(687,152)	(663,269)
Income before income taxes	41,214	65,097
Income tax benefit	—	(68,121)
Net income	41,214	133,218
Net income per common share
Basic	$0.01	$0.04
Diluted	$0.01	$0.03
CASH FLOW DATA:
Net cash provided by operating activities	292,647	645,619
Net cash used in investing activities	(72,401)	(71,093)
Net cash provided by financing activities	2,227,474	2,222,067
Effect of exchange rates on cash and cash equivalents	(117,860)	(466,733)

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

Revenue Recognition and Accounts Receivable. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues, and the Company’s revenue recognition policies are in compliance with SAB 104. The Company markets and distributes its products through a network of distributors and through direct sales to end-users in the United Kingdom and The Netherlands. The Company recognizes revenue upon shipment of product to its distributors and direct customers. There are no customer acceptance provisions or Company installation obligations. The Company’s sales terms to its distributors and customers provide no right of return outside of the Company’s standard warranty policy (see Note 1 to the consolidated financial statements), and payment terms consistent with industry standards apply. Sales terms and pricing to the Company’s distributors are governed by the respective distribution agreements. The Company’s distribution partners purchase the Company’s products to meet sales demand of their end-user customers as well as to fulfill their internal requirements associated with the sales process and, if applicable, contractual purchase requirements under the respective distribution agreements. Internal and other requirements include purchases of products for training, demonstration and evaluation purposes, clinical evaluations, product support, establishing inventories, meeting minimum purchase commitments. As a result, the level of the Company’s revenue during any period is not necessarily indicative of its distributors’ sales to end-user customers during that period, which are estimated not to be substantially different than the Company’s sales to those distributors in each of the last two years. The Company’s future revenue growth may be impacted by its distributors’ level of inventories of the Company’s products, their sales to end-user customers and their internal product requirements.

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

Foreign Currency Translation/Transactions. The financial statements of the Company’s foreign subsidiaries were translated in accordance with the provisions of SFAS No. 52 “Foreign Currency Translation”. Under this Statement, all assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustment is recorded within accumulated other comprehensive loss, a separate component of shareholders’ equity. Foreign currency transaction gains and losses are recognized currently in the statement of operations, including unrealized gains and losses on short-term inter-company obligations using period-end exchange rates, resulting in an increase in the volatility of the Company’s Consolidated Statements of Operations. Unrealized gains and losses on long-term inter-company obligations are recognized within accumulated other comprehensive loss, a separate component of shareholders’ equity.

Impairment of Long-Lived Assets. Long-lived assets at March 31, 2004 consist of property, plant and equipment. The Company reviews its long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Set forth below is management’s discussion and analysis of the financial condition and results of operations for the fiscal years ended March 31, 2004 and 2003. See Note 8 to the Consolidated Financial Statements for business segment information.

Results of Operations

Net Sales: In fiscal year ended March 31, 2004, net sales of all products were $5,714,896, representing a $371,240 or 7% increase when compared to net sales of $5,343,656 for fiscal 2003. The sales increase is the result of favorable fluctuations in foreign currency exchange rates between the U.S. dollar (the functional reporting currency) and the euro and the British pound (currencies of the Company’s subsidiaries). Excluding the fluctuations in foreign currency exchange rates, sales decreased approximately 8%. Management believes the decrease in sales is related to increased competition and healthcare reform in many European countries with procedures being limited or rationed through reimbursement systems designed to decrease overall costs to the various national healthcare systems. Management believes sales will increase going forward with targeted marketing programs. The Macroplastique product line accounts for 81% to 85% of total net sales during the periods presented.

Gross Profit: Gross profit was $4,262,565 and $3,749,648 for the years ended March 31, 2004 and 2003, respectively, or 75% and 70% of net sales. Gross profit in any one period is highly variable depending on unit sales and utilization of manufacturing capacity. Historically, the gross margin percentage has moved between approximately 70-80% of net sales.

General and Administrative Expense: General and administrative (G&A) expenses increased 70% from $1,214,300 during fiscal 2003 to $2,069,568 during fiscal 2004. Increased foreign retirement costs, consulting, legal, insurance and shareholder expenses, combined with general price increases and fluctuations in foreign currency exchange rates caused the increase in G&A expenses. The consulting fees and shareholder expenses relate to the consulting agreements with the Executive Advisory Group (EAG) to perform services for and on behalf of the Company and the consulting agreement with CCRI. Corporation to provide investor relations and development services. The two agreements accounted for $601,013 of the increased expense.

Research and Development Expense: Research and Development (R&D) expenses decreased $241,064, or 12%, from $2,061,754 during fiscal 2003 to $1,820,690 during fiscal 2004. The decrease in R&D expense resulted from a decrease in clinical costs primarily due to the study completion of many patients enrolled in the Company’s IDE clinical trial.

Selling and Marketing Expenses: Selling and marketing (S&M) costs increased $577,612, or 51% from $1,136,863 during fiscal 2003 to $1,714,475 during fiscal 2004. The increase resulted from recruitment fees, staffing, and dismissal payments, travel costs and costs relating to trade-shows, conventions and congresses, marketing materials, general price increases, and fluctuations in foreign currency exchange rates.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, settlement income and other non-operating costs when incurred. The Company’s financial results are subject to material fluctuations based on changes in currency exchange rates. Other income was $60,060 and $728,366 for the years ended March 31, 2004 and 2003, respectively. The majority of the differences between periods were due to foreign currency exchange gains and losses and the settlement proceeds from the litigation. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. Dollar (the functional reporting currency) and the Euro and British Pound (currencies of the Company’s subsidiaries), as well as their effect on the dollar denominated intercompany obligations between the Company and its foreign subsidiaries. The Company recognized foreign currency gains of $45,882 and $530,083 for the years ended March 31, 2004 and 2003, respectively. The currency gains are primarily the result of a weakened U.S. Dollar compared to the Euro. In January 2003, the Company recapitalized one of the Dutch subsidiaries with an investment of 1.5 million Euros ($1.6 million). The Company used proceeds from the investment to reduce the dollar denominated intercompany debt at the Dutch subsidiary, resulting in an adjusted balance at December 31, 2002 of $0.9 million of intercompany debt at the Dutch subsidiary subject for foreign currency transaction accounting. This resulted in less volatility for changes in currency exchange rates in the Company’s consolidated statement of operations.

The Company’s income tax expense (benefit) was $229,185 for fiscal 2004 and ($68,121) for 2003. Prior to fiscal 2003, the Company placed a full valuation allowance on its deferred tax assets. During 2003, the Company used substantially all its net operating loss carryforwards at its Dutch subsidiaries and determined that the remaining deferred tax assets were recoverable. For all periods, the Company has a full valuation allowance for its deferred tax assets in the UK and the US. At March 31, 2003, the Company recognized a deferred tax asset of $68,121 related to the Company’s Dutch subsidiaries pension accounting. Income tax expense for 2004 related to income taxes at the Company’s Dutch subsidiaries. The U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions. Management expects continued profits for its Dutch subsidiaries and therefore continued income tax expenses. The Dutch income tax rate is 29% for euro 22,689 of profit and 34.5% for the amount above euro 22,689.

Liquidity and Capital Resources

As of March 31, 2004, the Company’s cash and cash equivalent balances totaled $2,697,670.

At March 31, 2004, the Company had working capital of approximately $3.7 million. During the year ended March 31, 2004, $582,181 of cash was used in operating activities, compared to $645,619 of cash provided by operating activities in the prior-year. The usage of cash was primarily attributable to the net loss incurred of $1,511,293, compared to a profit of $133,218 in the prior year. Accounts receivable, other current assets, accounts payable and accrued expenses fluctuated due to the timing of payments and fluctuations in foreign currency exchange rates. The Company recorded $473,013 of non-cash stock-based compensation expense during the year ended March 31, 2004, compared to $1,508 for the prior-year period. This increase was due to the stock-based investor relations and other consulting agreements the Company consummated on April 1, 2003 with C.C.R.I. Corporation and Executive Advisory Group.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash, equipment leasing arrangements, and its accounts receivable and inventory balances at March 31, 2004 of $1,065,176 and $519,130, respectively. For fiscal 2005, management does not anticipate any material capital expenditures.

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

Repayments on the Company’s contractual obligations, consisting of notes payable, capital leases and operating leases, are summarized below:

	Payments due by period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Minimum royalty payments	$414,667	104,000	216,167	94,500	—
Notes payable	522,021	42,301	126,903	84,602	268,215
Operating lease commitments	660,529	332,147	323,987	4,395	—

Total contractual obligations	$1,597,217	478,448	667,057	183,497	268,215

The Company has a pension plan covering 18 employees in The Netherlands, reported as a defined benefit plan. The Company pays premiums to an insurance company to fund annuities for these employees, however, the Company is responsible for funding additional annuities based on continued service and future salary increases.

The Company is obligated to pay royalties of 5% of net sales in the U.S. of Macroplastique products with a minimum of $50,000 per year. The duration of this royalty agreement is through May 1, 2006. Under another royalty agreement the Company pays royalties, in the aggregate, of three to five percent of net sales of Macroplastique, Bioplastique, and PTQ Implants subject to a monthly minimum of $4,500. The royalties payable under this Agreement will continue until the patent referenced in the Agreement expires in 2010. Under a license agreement for the Macroplastique Implantation System the Company pays a royalty of 10 British pounds for each unit sold during the life of the patent. Royalties are more fully described under Patents, Trademarks, and Licenses.

ITEM 7. FINANCIAL STATEMENTS

The information contained under the headings “Consolidated Statements of Operations”, “Consolidated Balance Sheets”, “Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)”, “Consolidated Statements of Cash Flows”, “Notes to Consolidated Financial Statements” and “Report of Independent Registered Public Accounting Firm” is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

KPMG LLP (“KPMG”) has been serving as our principal accountants. On June 4, 2004, KPMG declined to stand for reelection and informed us that the client-auditor relationship between KPMG and us will cease upon completion of KPMG’s audit of our consolidated financial statements as of and for the year ended March 31, 2004 and the issuance of

KPMG’s report thereon. In connection with the audits of the two fiscal years ended March 31, 2004, and the subsequent interim period through July 28, 2004 (the date that KPMG completed its audit), there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements if not resolved to KPMG’s satisfaction would have caused KPMG to make reference in connection with its opinion to the subject matter of the disagreement.

KPMG cited two reportable conditions in its communications to our audit committee on July 29, 2004 related to the restatement of our consolidated financial statements as of and for the year ended March 31, 2003: (i) the correcting of an error in how we account for our Dutch pension plan and (ii) the correcting of an error in how we record the effect of exchange rates on cash and cash equivalents on our statement of cash flows.

The audit reports of KPMG on our consolidated financial statements as of and for the years ended March 31, 2004 and 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles; except that KPMG’s report on our consolidated financial statements as of and for the years ended March 31, 2004 and 2003, contained a separate paragraph stating “As discussed in note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended March 31, 2003”. We have requested KPMG to furnish us with a letter, addressed to the Commission, stating whether KPMG agrees or disagrees with the statements made by us under this item. KPMG’s letter is filed as an exhibit to this Form 10-KSB in accordance with paragraph (a)(3) of item 304 of Regulation S-B.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company’s Directors and Executive Officers are as follows:

			Director	Term
Name	Age	Position	Since	expires

Daniel G. Holman	58	Chairman, President, CEO, CFO	1994	2006

Joel R. Pitlor	65	Director	1994	2004

R. Patrick Maxwell	59	Director	1994	2005

Thomas E. Jamison	44	Director	2000	2004

Sam B. Humphries	62	Director	2003	2006

Susan Hartjes Holman	50	COO, Secretary

Larry Heinemann	51	Vice President Sales & Marketing

Christopher Harris	45	Vice President Research & Development Managing Director UK subsidiary

Arie J. Koole	40	Controller Managing Director Dutch subsidiaries

Marc M. Herregraven	39	Vice President of Manufacturing

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

Thomas E. Jamison: Mr. Jamison was elected a Director of Uroplasty, Inc. in August 2000. Mr. Jamison is a shareholder of the business litigation law firm of Fruth, Jamison & Elsass, P.A. in Minneapolis, Minnesota. From 1996 to 1999, Mr. Jamison served as an investment banker in the Corporate Finance Department of R.J. Steichen & Co. From 1991 to 1996, Mr. Jamison practiced law at Fruth & Anthony, P.A. in Minneapolis. Mr. Jamison graduated magna cum laude from William Mitchell College of Law in 1991.

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

Susan Hartjes Holman: Ms. Holman joined Bioplasty, Inc. in September 1991 as Director of Operations and served as Vice President of Operations and Regulatory Affairs from April 1993 until May 1996. In November 1994, she was appointed Vice-President of Operations and Regulatory Affairs for Uroplasty, Inc. and was elected Secretary in September 1996. In November 2002, she was appointed Chief Operating Officer. Prior to 1991, Ms. Holman was Director of Operations at Bio-Vascular, Inc. in St. Paul, Minnesota from November 1989 to September 1991. Prior to that time, she served at various other pharmaceutical and medical device companies in management positions in manufacturing, quality assurance, and research. Ms. Holman has Bachelor of Arts degrees in Biology-Microbiology and Biomedical Science from St. Cloud State University, and has done graduate work in the biological sciences. Ms. Holman is a Senior Member and a Certified Quality Auditor of the American Society for Quality (ASQ), has served several years on its Executive Committee and subcommittees, and is a member of the Regulatory Affairs Professionals Society (RAPS) and its Ethics Task Force, and the Henrici Society for Microbiologists. She has served on several national and international scientific and regulatory committees, and is a cofounder for the Biomedical Focus Conference and the Biomedical Consortium, Minneapolis, MN.

Larry Heinemann: Mr. Heinemann joined Uroplasty, Inc. in September 1998 as Director of Sales for North and South America. In July 1999 he was promoted to Vice President of Sales and Marketing and in August 2001 was appointed as Vice President Marketing & Corporate Development for Uroplasty, Inc. In August 2003 he was again appointed to his current position as Vice President of Sales and Marketing. Prior to joining Uroplasty, Inc., Mr. Heinemann worked for two divisions of C. R. Bard, Inc. From January 1996 to September 1998, he was employed by the Bard Medical Division in the positions of Territory Manager and Sales Training. From May 1987 to January 1996, Mr. Heinemann was employed by the Bard Urological Division in various positions of Sales Consulting and Training Management. Prior to that time, Mr. Heinemann was employed by surgical device divisions of Squibb and Sterling Drug in various sales management positions. Mr. Heinemann holds a Bachelor of Science Degree from the School of Business of Eastern Illinois University and majored in Marketing and Personnel Management. He is a member of SUNA (Society of Urological Nursing Association), and served on the Board as an Industry Liaison for the Upper Midwest Chapter.

Christopher Harris: Mr. Harris joined Bioplasty Ltd. in October 1989 as Area Sales Manager in the United Kingdom. Since September 1994, he has been the Managing Director of the Company’s subsidiary, Uroplasty LTD., in the United Kingdom. In February 1996, Mr. Harris was appointed as Director of Corporate Development, January 1997 as Vice President of Corporate Development, August 2001 as Vice President International Sales, and in August 2003 he was appointed to his current position as Vice President Research & Development. Mr. Harris, a certified nurse in the United Kingdom, practiced general surgery nursing for two years and operating room nursing for nine years prior to 1989 and was an active member of the National Association of Theatre Nurses (NATN) and the Royal Collage of Nursing (RCN). Mr. Harris is an elected member of the Institute of Directors (MinstD) in London the United Kingdom, and is a member of the Association of Clinical Research Professionals (ACRP) and the International Incontinence Society (ICS).

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

Mr. Holman and Ms. Hartjes Holman became husband and wife in 1999.

The Board of Directors determined that neither member of the current Audit Committee qualifies as an Audit Committee Financial Expert. The Board does not believe that, given the Company’s current size, it is necessary or feasible to actively search for an outside person to serve on the Board who would qualify as an Audit Committee Financial Expert. The Committee has authority to engage legal counsel, accountants, actuaries or other experts or consultants, as it deems appropriate to carry out its responsibilities.

On November 3, 2003 the Board of Directors approved a Code of Ethics for the Chief Executive Officer, the Chief Financial Officer, the Controller and all other Officers of the Company. The Code is designed to deter wrongdoing and to promote honest and ethical behavior by the Company’s Officers, as well as to ensure compliance with applicable rules and regulations. The Code of Ethics is filed as an exhibit to this Report on Form 10-KSB for the fiscal year ended March 31, 2004.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. incorporated by reference.

Number	Description
2.1	First Amended Joint Plan of Reorganization (Modified) of the Company dated January 31, 1994 (Filed as Exhibit 8.1 to Form 10SB)

3.1	Articles of Incorporation of Uroplasty, Inc. (Filed as Exhibit 2.1 to Form 10SB)

3.2	Bylaws of Uroplasty, Inc. (Filed as Exhibit 2.2 to Form 10SB)

4.1	Form of Stock Certificate of the Company representing shares of the Company’s Common Stock (Filed as Exhibit 3.1 to Form 10SB)

10.1	Settlement Agreement and Release dated November 30, 1993 by and between Bioplasty, Inc., Bio-Manufacturing, Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A. Beisang III, MD and Robert A. Ersek, MD (Filed as Exhibit 6.1 to Form 10SB)

10.2	Purchase and Sale Agreement dated December 1, 1995 by and among Bio-Vascular, Inc., Bioplasty, Inc., and Uroplasty, Inc. (Filed as Exhibit 6.2 to Form 10SB)

10.3	License Agreement dated December 1, 1995 by and between Bio-Vascular, Inc. and Uroplasty, Inc. (Filed as Exhibit 6.3 to Form 10SB)

10.4	Lease Agreement dated January 10, 1995 between Summer Business Center Partnership and Uroplasty, Inc. (Filed as Exhibit 6.4 to Form 10SB)

10.5	Unsecured $640,000 Promissory Note dated March 30, 1994 by and between Bioplasty, Inc., Uroplasty, Inc. and Bioplasty Product Claimants’ Trust (Filed as Exhibit 6.5 to Form 10SB)

10.6	Agreement and Satisfaction dated January 30, 1995 by and between Bioplasty Product Claimants’ Trust and Bioplasty, Inc. (Filed as Exhibit 6.6 to Form 10SB)

10.7	Asset Sale and Satisfaction of Debt Agreement dated June 23, 1995 by and between Bioplasty, Inc. and Uroplasty, Inc. (Filed as Exhibit 6.7 to Form 10SB)

10.8	Executory Contract Assumption Stipulation dated December 28, 1993 by and between Bioplasty, Inc., Uroplasty, Inc., and Collagen Corporation (Filed as Exhibit 6.8 to Form 10SB)

10.9	Settlement and License Agreement dated July 23, 1992 by and between Collagen Corporation, Bioplasty, Inc., and Uroplasty, Inc. (Filed as Exhibit 6.9 to Form 10SB)

10.10	Employment Agreement between Uroplasty, Inc. and Daniel G. Holman dated December 7, 1999. (Filed as Exhibit 10.10 to Form 10-KSB/03-31-2000.)

10.11	Employment Agreement between Uroplasty, Inc. and Christopher Harris dated December 7, 1999. (Filed as Exhibit 10.11 to Form 10-KSB/03-31-2000.)

10.12	Employment Agreement between Uroplasty, Inc. and Susan Holman dated December 7, 1999. (Filed as Exhibit 10.13 to Form 10-KSB/03-31-2000.)

10.13	Employment Agreement between Uroplasty, Inc. and Larry Heinemann dated

Number	Description
December 7, 1999. (Filed as Exhibit 10.14 to Form 10-KSB/03-31-2000.)

10.14	Agreement, dated October 14, 1998, by and between Uroplasty, Inc. and Samir M. Henalla (pertaining to Macroplastique Implantation System). (Filed as Exhibit 10.15 to Form 10-KSB/A /03-31-2001)

10.15	Employment Agreement between Uroplasty, Inc. and Mr. Marc Herregraven dated November 15, 2002. (Filed as Exhibit 10.15 to Form 10-KSB/03-31-2003)

10.16	Consulting Agreement between Uroplasty, Inc. and Executive Advisory Group dated April 1, 2003. (Filed as Exhibit 10.16 to Form 10-KSB/03-31-2003)

10.17	Stock Option Agreement between Uroplasty, Inc. and Executive Advisory Group dated April 1, 2003. (Filed as Exhibit 10.17 to Form 10-KSB/03-31-2003)

10.18	Consulting Agreement between Uroplasty, Inc. and C.C.R.I Corporation dated April 1, 2003. (Filed as Exhibit 10.18 to Form 10-KSB/03-31-2003)

     (b) The following exhibits are filed as part of this report:

Number	Description
13	Financial Statements

14	Code of Ethics

16	Letter re Change in Certifying Accountant

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

31	Certifications by the CEO and Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications by the CEO and Controller pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release dated July 29, 2004

ITEM 14. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures as defined in Rules 13(a)-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In particular, we note that our disclosure controls and procedures have alerted us to make the below disclosures with respect to our internal controls and procedures.

Internal Controls and Procedures. There have been no changes in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as follows:

During the fiscal 2004 year end close process, we determined that our pension plan covering 18 employees in The Netherlands had historically been reported as a defined contribution plan, but should have been reported as a defined benefit plan. As more fully described in Note 2 to our Consolidated Financial Statements included as Exhibit 13 in this Form 10-KSB, we have restated our March 31, 2003 consolidated balance sheet and the fiscal 2003 consolidated statement of operations for the impact of accounting for this pension plan as a defined benefit plan.

In connection with preparing the above restatement of our financial statements, we discovered an error in how we have recorded the effect of exchange rates on cash and cash equivalents on our statement of cash flows. As more fully described in Note 2 to our Consolidated Financial Statements included as Exhibit 13 in this Form 10-KSB, we have restated our fiscal 2003 consolidated statement of cash flows for the impact of this accounting.

On July 29, 2004, KPMG cited these restatements of our consolidated financial statements as reportable conditions in its communication to our audit committee, and we agreed with this characterization. To remediate the situation, our accounting personnel will more carefully review our contracts and agreements in the future and we have adopted a new internal control procedure regarding how we record the effect of exchange rates on our statement of cash flows.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 29, 2004	UROPLASTY, INC.
By: /s/ DANIEL G. HOLMAN
Daniel G. Holman
President, Chief Executive Officer,
Chief Financial Officer (Principal Financial Officer),
Director (Principal Executive Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title / Capacity	Date
/s/ DANIEL G. HOLMAN Daniel G. Holman	President, Chief Executive Officer Chief Financial Officer, Director (Principal Executive and Financial Officer)	July 29, 2004

/s/ ARIE J. KOOLE Arie J. Koole	Controller (Principal Accounting Officer)	July 29, 2004

/s/ JOEL R. PITLOR Joel R. Pitlor	Director	July 29, 2004

/s/ R. PATRICK MAXWELL R. Patrick Maxwell	Director	July 29, 2004

/s/ THOMAS E. JAMISON Thomas E. Jamison	Director	July 29, 2004

/s/ SAM B. HUMPHRIES Sam B. Humphries	Director	July 29, 2004