Form 10QSB
period 2004-06-30
UROPLASTY INC
filed 2004-08-23
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2004

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

YES ☑	NO ☐

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of August 2, 2004 was $10,446,339.

The number of shares outstanding of the issuer’s only class of common stock on August 2, 2004 was 4,659,865.

Transitional Small Business Disclosure Format:

YES ☐	NO ☑

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	March 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,502,202	$2,697,670
Accounts receivable, net	1,014,695	1,065,176
Inventories	469,102	519,130
Other	247,530	235,078

Total current assets	4,233,529	4,517,054
Property, plant, and equipment, net	1,065,876	1,071,116
Intangible assets, net	47,229	51,495
Deferred tax assets	108,636	123,893

Total assets	$5,455,270	$5,763,558

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	March 31, 2004
	(unaudited)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$220,977	$225,315
Income tax payable	128,817	101,562
Accrued liabilities	427,969	475,957
Current maturities — long-term debt	41,905	42,301

Total current liabilities	819,668	845,135
Long-term debt — less current maturities	464,760	479,720
Accrued pension liability	333,469	334,470

Total liabilities	1,617,897	1,659,325

Shareholders’ equity:
Common stock $.01 par value; 20,000,000 shares authorized, 4,602,033 and 4,584,802 shares issued and outstanding at June 30, 2004 and March 31, 2004, respectively	46,020	45,848
Additional paid-in capital	9,171,538	9,130,580
Accumulated deficit	(5,041,981)	(4,756,6220)
Accumulated other comprehensive loss	(338,204)	(315,573)

Total shareholders’ equity	3,837,373	4,104,233

Total liabilities and shareholders’ equity	$5,455,270	$5,763,558

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2004	2003
		(restated)
Net sales	$1,752,496	$1,359,589
Cost of goods sold	463,558	396,971

Gross profit	1,288,938	962,618

Operating expenses
General and administrative	391,112	467,229
Research and development	580,053	429,956
Selling and marketing	527,957	424,365

	1,499,122	1,321,550

Operating loss	(210,184)	(358,932)

Other income (expense)
Interest income	5,879	10,509
Interest expense	(5,184)	(5,844)
Foreign currency exchange loss	(9,411)	(2,361)

	(8,716)	2,304

Loss before income taxes	(218,900)	(356,628)
Income tax expense	66,459	92,056

Net loss	$(285,359)	$(448,684)

Basic loss per common share	$(0.06)	$(0.10)
Diluted loss per common share	$(0.06)	$(0.10)
Weighted average common shares outstanding:
Basic	4,591,136	4,483,971
Diluted	4,591,136	4,483,971

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
		(restated)
Cash flows from operating activities:
Net loss	$(285,359)	$(448,684)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	40,822	37,362
Loss on disposal of assets	2,281	—
Stock-based consulting expense	—	82,204
Changes in operating assets and liabilities:
Accounts receivable	38,924	153,868
Inventories	39,201	(26,965)
Other current assets	(15,511)	(25,948)
Deferred tax assets	16,220	7,314
Accounts payable	(2,301	72,885
Accrued liabilities	(16,849)	(25,979)
Accrued pension liability	(3,851)	25,415
Additional pension liability	1,824	(2,222)

Net cash used in operating activities	(184,599)	(150,750)

Cash flows from investing activities:
Payments for property, plant and equipment	(38,748)	(27,107)
Payments relating to intangible assets	(2,656)	(5,167)

Net cash used in investing activities	(41,404)	(32,274)

Cash flows from financing activities:
Repayment of long-term debt	(10,381)	(9,794)
Net proceeds from issuance of stock	41,130	—

Net cash provided by (used in) financing activities	30,749	(9,794)

Effect of exchange rates on cash and cash equivalents	(214)	13,966

Net decrease in cash and cash equivalents	(195,468)	(178,852)
Cash and cash equivalents at beginning of period	2,697,670	3,375,981

Cash and cash equivalents at end of period	$2,502,202	$3,197,129

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,496	$6,729
Cash paid during the period for income taxes	24,133	—
Supplemental disclosure of non-cash financing and investing activities:
None.

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

Notes to the Interim Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The consolidated financial statements included in this Form 10-QSB have been prepared by Uroplasty, Inc. (“Uroplasty” or “the Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. The consolidated results of operations for any interim period are not necessarily indicative of results for a full year. These consolidated statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2004.

The consolidated financial statements presented herein as of June 30, 2004 and for the three-month periods ended June 30, 2004 and 2003 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.

The Company has identified certain of its accounting policies that it considers particularly important for the portrayal of the Company’s results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, inventories, foreign currency translation and transactions, and impairment of long-lived assets, each of which more fully described in the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2004. Based upon the Company’s review, management has determined that these policies remain its most critical accounting policies for the three-month period ended June 30, 2004, and has made no changes to these policies during fiscal 2005.

2. Nature of Business and Corporate Liquidity

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

3. Restatements

During the fiscal 2004 year end close process, the Company determined that its pension plan, covering 18 employees in The Netherlands, had historically been reported as a defined contribution plan, but should have been reported as a defined benefit plan. The Company pays premiums to an insurance company to fund annuities for these employees. However, the Company is responsible for funding additional annuities based on continued service and future salary increases. Furthermore, the Company discovered an error in how the effect of exchange rates on cash and cash equivalents was recorded in the Statement of Cash Flows. In this Form 10-QSB, the Company has restated its first quarter of fiscal 2004 consolidated results of operations, the first quarter of fiscal 2004 consolidated statement of cash flows and related footnote disclosures for the impact of accounting for the pension plan as a defined benefit plan and for the correction of the effect of exchange rates on cash and cash equivalents as follows:

	Three Months Ended
	June 30, 2003
	As previously
	reported	As restated
STATEMENT OF OPERATIONS DATA:
Cost of goods sold	$405,587	$396,971)
Operating expenses
General and administrative	465,276	467,229
Research and development	438,573	429,956
Selling and marketing	422,410	424,365
Operating loss	(372,257)	(358,932)
Loss before income taxes	(369,953)	(356,628)
Income tax expense	80,166	92,056
Net loss	(450,119	(448,684)
Net income per common share
Basic	$(0.10)	$(0.10)
Diluted	$(0.10)	$(0.10)
CASH FLOW DATA:
Net cash used in operating activities	$(240,900)	$(150,750)
Effect of exchange rates on cash and cash equivalents	104,116	13,966

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	June 30, 2004	March 31, 2004
Raw materials	$152,318	$138,920
Work-in-process	110,855	110,511
Finished goods	205,929	269,699

	$469,102	$519,130

5. Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss), and the translation adjustments as follows:

	Three Months Ended
	June 30,
	2004	2003
		(restated)
Net loss	$(285,359)	$(448,684)
Items of other comprehensive income (loss):
Translation adjustment	(23,572)	61,993
Additional pension liability	941	(52,159)

Comprehensive loss	$(307,990)	$(438,850)

6. Reconciliation of Net income (loss) and Share Amounts Used in EPS Calculation

Basic income (loss) per common share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted income (loss) per common share for the three-months ended June 30, 2004 and 2003 was calculated using the treasury-stock method to compute the weighted average common stock outstanding assuming the conversion of dilutive potential common shares.

		Effect of
	Basic Loss	Dilutive	Diluted Loss
	Per Share	Securities	Per Share
For the three months ended:
June 30, 2004
Net loss	$(285,359)	—	$(285,359)
Weighted average shares	4,591,136	—	4,591,136

Per share amount	$(0.06)	—	$(0.06)

For the three months ended:
June 30, 2003
Net loss (restated)	$(448,684)	—	$(448,684)
Weighted average shares	4,483,971	—	4,483,971

Per share amount (restated)	$(0.10)	—	$(0.10)

The following options and warrants outstanding at June 30, 2004 and 2003 to purchase shares of common stock were excluded from diluted loss per share, because of their anti-dilutive effect:

	Number of	Range of exercise
	Options/Warrants	prices
For the three months ended:
June 30, 2004	1,710,069	$0.90 to $10.50
June 30, 2003	1,763,458	$0.90 to $10.50

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

Consulting Agreements

On April 1, 2003, the Company executed a consulting agreement with CCRI Corporation (CCRI) to provide investor relations and development services. The Company pays the Consultant a monthly fee of $4,000 plus expenses. CCRI received 35,000 shares of fully vested restricted common stock, and vested warrants to purchase 50,000 shares of common stock at an exercise price of $3.00 per share, and received vested warrants to purchase 50,000 shares of common stock at an exercise price of $5.00 per share on November 2, 2003. The fair value of the common stock and warrants was fully amortized in fiscal 2004. Stock-based compensation expense for CCRI agreement for the three-months ended June 30, 2003 aggregated $53,242. On April 1, 2004, the agreement was extended for one year. The monthly fee of $4,000 plus expenses remained the same.

On April 1, 2003, the Company executed a consulting agreement with Executive Advisory Group (EAG) to perform services for and on behalf of the Company. Mr. Sam B. Humphries, a Director of the Company, is President of EAG. The Company pays EAG a monthly fee of $6,000 plus expenses. EAG also received stock options to purchase 50,000 shares of common stock, exercisable at $2.80 per share. The fair value of the stock options was fully amortized in fiscal 2004. Stock-based compensation expense for the EAG agreement for the three-months ended June 30, 2003 aggregated $28,962. On April 1, 2004, the agreement was extended for one year. The monthly fee of $6,000 plus expenses remained the same.

8. Stock-based Compensation

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, Accounting for Stock-Based Compensation, the Company’s net loss would have increased to the pro forma amounts shown below:

	Three Months Ended
	June 30,
	2004	2003
		(restated)
Net loss — As reported	$(285,359)	$(448,684)
Add: Total stock-based employee compensation expense determined under intrinsic value based method for all awards	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(36,007)	(90,925)

Net loss — Pro forma	$(321,366)	$(539,609)

Net loss per common share — As reported:
Basic	$(0.06)	$(0.10)
Diluted	$(0.06)	$(0.10)
Net loss per common share — Pro forma:
Basic	$(0.07)	$(0.12)
Diluted	$(0.07)	$(0.12)

9. Savings and Retirement Plans

The Company sponsors various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. The Company’s retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. The Company may also make discretionary contributions ratably to all eligible employees. The Company’s international subsidiaries have defined benefit retirement plans for eligible employees. These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans. The Company’s UK subsidiary defined benefit plan accrued pension liability and periodic pension cost are not material to the Company’s consolidated financial statements. Pension plan assets are invested in insurance contracts.

The cost for the Company’s plan in The Netherlands includes the following components for the periods ended June 30, 2004 and 2003:

	Three Months Ended
	June 30,
	2004	2003
		(restated)
Gross service cost, net of employee contribution	$29,076	$19,480
Interest cost	16,455	12,774
Expected return on assets	(9,431)	(7,405)
Amortization	3,248	1,962

Net periodic retirement cost	$39,348	$26,810

     Major assumptions used in the above calculations include:

	Three Months Ended
	June 30,
	2004	2003 (restated)
Discount rate	5.25%	5.25%
Expected return on assets	4.50%	4.50%
Expected rate of increase in future compensation
General	3%	3%
Individual	0%-3%	0%-3%

10. Foreign Currency Translation

All assets and liabilities are translated using period-end exchange rates and statements of operations items are translated using average exchange rates for the period. The resulting translation adjustment is recorded within accumulated other comprehensive loss, a separate component of shareholders’ equity. Foreign currency transaction gains and losses are recognized currently in the consolidated statements of operations, including unrealized gains and losses on short-term inter-company obligations using period-end exchange rates. Unrealized gains and losses on long-term intercompany obligations are recognized within accumulated other comprehensive loss, a separate component of shareholders’ equity.

Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of the Company’s subsidiaries), as well as their effect on the dollar denominated intercompany obligations between the Company and its foreign subsidiaries. The Company recognized net foreign currency losses of $9,411 and $2,361 for the quarters ended June 30, 2004 and 2003, respectively.

11. Income Tax Expense

During the quarters ended June 30, 2004 and 2003, the Company’s Dutch subsidiaries recorded income tax expense of $66,459 and $92,056, respectively, as they have fully utilized their net operating loss carryforwards. The U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions.

12. Business Segment Information

The Company sells Macroplastique and the related ancillary products used for soft-tissue augmentation for the treatment of urinary incontinence and vesicoureteral reflux. At this time, sales are only made outside the United States because the Company has not yet made submissions to the FDA for regulatory approval to market its products in the United States. The Company’s current objectives are to focus on sales and marketing activities designed to increase market penetration and sales of Macroplastique for SUI and VUR, and of PTQ Implants in countries outside the U.S., and to efficiently and effectively execute the Macroplastique human clinical study for treatment of female SUI within the U.S. The Company also sells injectable implant products outside the United States for soft-tissue augmentation for specific indications in otolaryngology and plastic surgery applications under the name Bioplastique in limited markets. In addition, the Company sells specialized wound care products in The Netherlands and United Kingdom as a distributor. The Macroplastique product line accounts for 79% and 84% of total net sales during the periods presented.

Based upon the above, the Company operates in only one reportable segment consisting of medical products primarily for the urology market.

Information regarding operations in different geographies for the three-months ended June 30, 2004 and 2003 is as follows:

				Adjustments
	United	The	United	and
	States	Netherlands	Kingdom	eliminations	Consolidated
Fiscal 2004
Sales to customers	$—	1,445,453	459,831	(152,788)	1,752,496
Income tax expense	$—	66,459	—	—	66,459
Net income (loss)	$(554,046)	133,251	14,332	121,104	(285,359)
Long-lived assets At June 30, 2004	$327,924	767,538	17,643	—	1,113,105
Fiscal 2003 (restated)
Sales to customers	$—	1,214,581	332,352	(187,344)	1,359,589
Income tax expense	$—	92,056	—	—	92,056
Net income (loss)	$(319,365)	187,738	(147,080)	(169,977)	(448,684)
Long-lived assets At June 30, 2003	$151,362	739,883	25,155	—	916,400

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Report on Form 10-QSB should be read in conjunction with the Annual Report on Form 10-KSB for the year ended March 31, 2004.

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

Overview

Uroplasty, Inc. develops, manufactures, and/or markets medical products in certain segments of the urology, gynecology, urogynecology, colon and rectal, wound care, otolaryngology and plastic surgery markets. Products sold by the Company are subject to regulation by the U.S. FDA and/or various regulating agencies in countries outside the U.S. Existing sales have been, and future sales growth is expected to be, derived from Macroplastique and related ancillary products designed for use by urologists, gynecologists, and uro-gynecologists for the primary treatment of stress urinary incontinence (SUI) and for the treatment of vesicoureteral reflux (VUR), a condition in which urine flows backward from the bladder to the kidney. Macroplastique is comprised of soft, textured, vulcanized, medical grade silicone elastomer implants suspended in a biocompatible carrier gel. Our minimally invasive procedure allows for Macroplastique to be placed in the soft tissue of the mid-urethra (in the case of SUI), and at the ureteral orifice (in the case of vesicoureteral reflux). The implants act as a bulking material to restore urinary continence or to eliminate reflux of urine from the bladder to the kidneys.

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

The Company’s current objectives are to focus on sales and marketing activities designed to increase market penetration and sales of Macroplastique for SUI and VUR, and of PTQ Implants for fecal incontinence applications in countries outside the U.S., and to efficiently and effectively execute the Macroplastique human clinical study for treatment of female SUI within the U.S.

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

Revenue Recognition and Accounts Receivable. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues, and the Company’s revenue recognition policies are in compliance with SAB 104. The Company markets and distributes its products through a network of distributors and through direct sales to end-users in the United Kingdom and The Netherlands. The Company recognizes revenue upon shipment of product to its distributors and direct customers. There are no customer acceptance provisions or Company installation obligations. The Company’s sales terms to its distributors and customers provide no right of return outside of the Company’s standard warranty, and payment terms consistent with industry standards apply. Sales terms and pricing to the Company’s distributors are governed by the respective distribution agreements. The Company’s distribution partners purchase the Company’s products to meet sales demand of their end-user customers as well as to fulfill their internal requirements associated with the sales process and, if applicable, contractual purchase requirements under the respective distribution agreements. Internal and other requirements include purchases of products for training, demonstration and evaluation purposes, clinical evaluations, product support, establishing inventories, meeting minimum purchase commitments. As a result, the level of the Company’s revenue during any period is not necessarily indicative of its distributors’ sales to end-user customers during that period, which are estimated not to be substantially different than the Company’s sales to those distributors in each of the last two years. The Company’s future revenue growth may be impacted by its distributors’ level of inventories of the Company’s products, their sales to end-user customers and their internal product requirements.

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

Impairment of Long-Lived Assets. Long-lived assets at June 30, 2004 consist of property, plant and equipment. The Company reviews its long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three-month periods ended June 30, 2004 and 2003.

Results of Operations

Net Sales: In the first quarter ended June 30, 2004, net sales of all products were $1,752,496, representing a $392,907 or 29% increase when compared to net sales of $1,359,589 for the first quarter ended June 30, 2003. Excluding fluctuations in foreign currency exchange rates, there was a sales increase of approximately 20%. Management believes the increase in sales is related to the impact of the hiring of experienced sales directors and representatives, and their focus of initiating sales plans to increase our market share within the global distributor markets and to increase sales penetration to surgeons in our direct market in the United Kingdom. The Macroplastique product line accounts for 79% and 84% of total net sales during the periods presented.

Gross Profit: Gross profit was $1,288,938 and $962,618 for the quarter ended June 30, 2004 and 2003, respectively, or 74% and 71% of net sales. Gross profit in any one period is highly variable depending on unit sales and utilization of manufacturing capacity. Historically, the gross margin percentage has varied between approximately 70-80% of net sales.

General and Administrative Expense: General and administrative (“G&A”) expenses decreased from $467,229 during the first quarter of fiscal 2004 to $391,112 during the first quarter of fiscal 2005. Decreased consulting fees and shareholders expense, offset by increased salary costs, combined with general price increases and fluctuations in foreign currency exchange rates caused the decrease in G&A expenses. The consulting fees and shareholder expenses relate to the consulting agreements with the Executive Advisory Group (EAG) to perform services for and on behalf of the Company and the consulting agreement with CCRI Corporation to provide investor relations and development services.

Research and Development Expense: Research and development (“R&D”) expenses increased $150,097, or 35%, from $429,956 during the first quarter of fiscal 2004 to $580,053 during the first quarter of fiscal 2005. The increase in R&D expense is related to clinical, quality and regulatory costs related to the development of the Company’s Premarket Approval (PMA) submission for U.S. market clearance for Macroplastique® in the treatment of adult female stress urinary incontinence.

Selling and Marketing Expenses: Selling and marketing (“S&M”) costs increased 24% from $424,365 during the first quarter of fiscal 2004 to $527,957 during the first quarter of fiscal 2005. The increase resulted from travel costs and costs relating to trade-shows, conventions and congresses, marketing materials, general price increases, and fluctuations in foreign currency exchange rates.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, settlement income and other non-operating costs when incurred. The Company’s financial results are subject to material fluctuations based on changes in currency exchange rates. Other income (expense) was $(8,716) and $2,304 for the first quarter ended June 30, 2004 and 2003, respectively. The majority of the difference between periods was due to foreign currency exchange gains. Exchange gains and losses are recognized primarily as a result of fluctuations in currency rates between the U.S. Dollar (the functional reporting currency) and the Euro and British Pound (currencies of the Company’s subsidiaries), as well as their effect on the dollar denominated intercompany obligations between the Company and its foreign subsidiaries. The Company recognized foreign currency losses of $9,411 and $2,361 for the first quarter ended June 30, 2004 and 2003, respectively.

Income Tax Expense: The Company’s Dutch subsidiaries recorded income tax expense of $66,459 and $92,056 for the first quarter ended June 30, 2004 and 2003, respectively, as they have fully utilized their net operating loss carryforwards. The U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions. Management expects continued profits for its Dutch subsidiaries and therefore continued income tax expenses. The Dutch income tax rate is 29% for euro 22,689 of profit and 34.5% for the amount above euro 22,689.

Liquidity and Capital Resources

As of June 30, 2004, the Company’s cash and cash equivalent balances totaled $2,502,202.

At June 30, 2004, the Company had working capital of approximately $3.4 million. During the quarter ended June 30, 2004, $184,599 of cash was used in operating activities, compared to $150,750 of cash used in the prior year. The usage of cash was primarily attributable to the net loss incurred of $285,359, compared to a loss of $448,684 in the prior year. Accounts receivable, other current assets, accounts payable and accrued expenses fluctuated due to the timing of payments and fluctuations in foreign currency exchange rates.

The Company currently has no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash, equipment leasing arrangements, and its accounts receivable and inventory balances at June 30, 2004 of $1,014,695 and $469,102, respectively. For fiscal 2005, management does not anticipate any material capital expenditures.

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

Repayments on the Company’s contractual obligations, consisting of royalties, notes payable, and operating leases, are summarized below:

	Payments due by period
		Remainder		Fiscal
		of Fiscal	Fiscal	2007 and
	Total	2005	2006	thereafter
Minimum royalty payments	$392,000	40,500	104,000	247,500
Notes payable	506,653	31,421	41,894	433,338
Operating lease commitments	619,442	285,985	240,817	92,640

Total contractual obligations	$1,518,095	357,906	386,711	773,478

The Company has a pension plan covering 18 employees in The Netherlands, reported as a defined benefit plan. The Company pays premiums to an insurance company to fund annuities for these employees. However, the Company is responsible for funding additional annuities based on continued service and future salary increases.

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

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. At the end of the period covered by this report, Daniel G. Holman, our President, Chief Executive Officer, Chief Financial Officer and Arie J. Koole, our Controller, Principal Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, such officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Internal Controls and Procedures. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Except as indicated below, none of the items contained in PART II of Form 10-QSB are applicable to the Company for the three months ended June 30, 2004.

ITEM 2. CHANGES IN SECURITIES

( c ) Recent Sales of Unregistered Securities

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31 Certifications by the Chief Executive Officer/Chief Financial Officer and the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications by the Chief Executive Officer/Chief Financial Officer and the Controller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)

99.1 Press release dated August 23, 2004

(b) Reports on Form 8-K

On June 14, 2004, the Company announced that KPMG, the Company’s certifying accountant, declined to stand for reelection and that the client-auditor relationship between the Company and KPMG LLP will cease upon completion of KPMG’s audit of the Company’s consolidated financial statements as of and for the year ended March 31, 2004 and the issuance of their report thereon.

On June 29, 2004, the Company filed an extension of time to file its annual report on Form 10KSB.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.
Date: August 23, 2004	by: /s/ DANIEL G. HOLMAN
Daniel G. Holman
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial Officer)

Date: August 23, 2004	by: /s/ ARIE J. KOOLE
Arie J. Koole
Controller (Principal Accounting Officer)