Form 10QSB/A
period 2003-12-31
UROPLASTY INC
filed 2004-11-17
CIK 890846

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

     YES [   ]          NO [X]

Uroplasty is filing this Form 10-QSB/A as a result of matters discussed in the “Notes to the Interim Consolidated Financial Statements – Restatements” to the unaudited consolidated financial statements included in this Form 10-QSB/A.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2003
	(unaudited)
	(restated)	(restated)
Assets
Current assets:
Cash and cash equivalents	$2,613,903	$3,375,981
Accounts receivable, net	1,021,959	969,556
Inventories	499,288	455,114
Other	196,374	188,192

Total current assets	4,331,524	4,988,843
Property, plant, and equipment, net	1,075,488	833,234
Intangible assets, net	49,607	48,214
Deferred tax assets	120,936	94,159

Total assets	$5,577,555	$5,964,450

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2003
	(unaudited)
	(restated)	(restated)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$131,813	$199,673
Income tax payable	226,365	—
Accrued liabilities	315,134	381,653
Current maturities – long-term debt	43,350	37,502

Total current liabilities	716,662	618,828
Long-term debt – less current maturities	502,454	462,787
Accrued pension liability	278,988	241,208

Total liabilities	1,498,104	1,322,823

Shareholders’ equity:
Common stock $.01 par value; 20,000,000 shares authorized, 4,560,337 and 4,488,971 shares issued and outstanding at December 31, 2003 and March 31, 2003, respectively	45,603	44,890
Additional paid-in capital	9,066,198	8,457,901
Accumulated deficit	(4,672,673)	(3,245,329)
Vendor deposit	—	(112,000)
Deferred compensation	(168,723)	—
Accumulated other comprehensive loss	(190,954)	(503,835)

Total shareholders’ equity	4,079,451	4,641,627

Total liabilities and shareholders’ equity	$5,577,555	$5,964,450

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
	(restated)		(restated)
Net sales	$1,447,671	1,264,742	$3,982,333	3,862,716
Cost of goods sold	404,130	330,015	1,107,105	1,105,018

Gross profit	1,043,541	934,727	2,875,228	2,757,698

Operating expenses
General and administrative	493,905	312,003	1,450,447	884,131
Research and development	454,349	538,295	1,336,313	1,539,503
Selling and marketing	487,619	251,051	1,286,922	764,878

	1,435,873	1,101,349	4,073,682	3,188,512

Operating loss	(392,332)	(166,622)	(1,198,454)	(430,814)

Other income (expense)
Interest income	6,715	12,482	23,832	35,075
Interest expense	(5,291)	(5,805)	(16,539)	(18,144)
Foreign currency exchange gain	11,697	146,024	5,126	553,357
Settlement	—	—	—	180,000
Other	—	—	—	(157)

	13,121	152,701	12,419	750,131

Income (loss) before income taxes	(379,211)	(13,921)	(1,186,035)	319,317
Income tax expense	120,914	—	241,309	—

Net income (loss)	$(500,125)	(13,921)	$(1,427,344)	319,317

Basic income (loss) per common share	$(0.11)	(0.00)	$(0.32)	0.09
Diluted income (loss) per common share	$(0.11)	(0.00)	$(0.32)	0.09
Weighted average common shares outstanding:
Basic	4,530,657	4,467,547	4,500,677	3,564,155
Diluted	4,530,657	4,467,547	4,500,677	3,587,996

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2003	2002
	(unaudited)	(unaudited)
	(restated)
Cash flows from operating activities:
Net income (loss)	$(1,427,344)	319,317
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	118,706	149,483
Stock-based consulting expense	304,290	1,508
Changes in operating assets and liabilities:
Accounts receivable	84,563	44,905
Inventories	88,411	53,383
Other current assets	7,710	(84,968)
Deferred tax assets	(15,164)	—
Accounts payable	(49,119)	62,320
Accrued liabilities	118,320	(63,457)
Accrued pension liability	11,106	—
Additional pension liability	(2,222)	—

Net cash provided by (used in) operating activities	(760,743)	482,491

Cash flows from investing activities:
Payments for property, plant and equipment	(63,669)	(44,757)
Payments for intangible assets	(18,773)	(675)

Net cash used in investing activities	(82,442)	(45,432)

Cash flows from financing activities:
Repayment of long-term debt	(29,383)	(37,674)
Net proceeds from issuance of stock	49,917	2,265,316

Net cash provided by financing activities	20,534	2,227,642

Effect of exchange rates on cash and cash equivalents	60,573	(146,646)

Net increase (decrease) in cash and cash equivalents	(762,078)	2,518,055
Cash and cash equivalents at beginning of period	3,375,981	1,046,121

Cash and cash equivalents at end of period	$2,613,903	3,564,176

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,723	$19,503
Cash paid during the period for income taxes	38,808	—
Shares issued for 401(k) plan profit sharing contribution	28,080	27,270
Restricted shares issued for mold purchase	—	24,000
Vesting of restricted shares for mold purchase	170,000	—

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

3. Restatements

During the fiscal 2004 year end close process, the Company determined that its pension plan, covering 18 employees in The Netherlands, had historically been reported as a defined contribution plan, but should have been reported as a defined benefit plan. The Company pays premiums to an insurance company to fund annuities for these employees. However, the Company is responsible for funding additional annuities based on continued service and future salary increases. Contemporaneously, the Company also discovered an error in how it recorded the effect of exchange rates on cash and cash equivalents in the statement of cash flows. Historically, the Company prepared the statement of cash flows on a consolidated basis using year-end exchange rates. Instead, the Company should have prepared the statement of cash flows on an entity basis using average exchange rates in accordance with paragraph 25 of FAS 95.

In this Form 10-QSB/A, the Company has restated its balance sheet as of December 31, 2003 and as of March 31, 2003, consolidated results of operations for the three and nine months ended December 31, 2003, consolidated statement of cash flows for the nine months ended December 31, 2003 and related footnote disclosures for the impact of accounting for the pension plan as a defined benefit plan and for the correction of the effect of exchange rates on cash and cash equivalents as follows:

	December 31, 2003		March 31, 2003
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
BALANCE SHEET DATA:
Other current assets	$296,677	$196,374	$188,192	$188,192
Deferred tax assets	—	120,936	—	94,159
Total assets	5,556,922	5,577,555	5,870,291	5,964,450
Accrued current liabilities	317,986	315,134	349,937	381,653
Accrued pension liability	—	278,988	—	241,208
Accumulated deficit	(4,550,320)	(4,672,673)	(3,163,156)	(3,245,329)
Accumulated other comprehensive loss	(57,804)	(190,954)	(407,243)	(503,835)
Total shareholders’equity	4,334,954	4,079,451	4,820,392	4,641,627
Total liabilities and shareholders’equity	$5,556,922	$5,577,555	$5,870,291	$5,964,450

	Three Months Ended		Nine Months Ended
	December 31, 2003		December 31, 2003
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
STATEMENT OF OPERATIONS DATA:
Cost of goods sold	$421,187	$404,130	$1,100,960	$1,107,105
Operating expenses
General and administrative	510,218	493,905	1,432,263	1,450,447
Research and development	471,406	454,349	1,330,169	1,336,313
Selling and marketing	503,931	487,619	1,268,735	1,286,922
Operating loss	(459,071)	(392,332)	(1,149,794)	(1,198,454)
Loss before income taxes	(445,950)	(379,211)	(1,137,375)	(1,186,035)
Income tax expense	97,375	120,914	249,789	241,309
Net loss	$(543,325)	$(500,125)	$(1,387,164)	$(1,427,344)
Net loss per common share
Basic	$(0.12)	$(0.11)	$(0.31)	$(0.32)
Diluted	$(0.12)	$(0.11)	$(0.31)	$(0.32)
CASH FLOW DATA:
Net cash used in operating activities			$(1,014,081)	$(760,743)
Net cash used in investing activities			(82,717)	(82,442)
Net cash provided by financing activities			20,207	20,534
Effect of exchange rates on cash and cash equivalents			$314,513	$60,573

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	December 31, 2003	March 31, 2003
Raw materials	$107,485	$78,910
Work-in-process	57,499	163,989
Finished goods	334,304	212,215

	$499,288	$455,114

5. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), and the translation adjustment as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
	(restated)		(restated)
Net income (loss)	$(500,125)	$(13,921)	$(1,427,344)	$319,317
Items of other comprehensive income (loss):
Translation adjustment	183,201	620	320,590	(82,748)
Additional pension liability	(4,294)	—	(7,709)	—

Comprehensive income (loss)	$(321,218)	$(13,301)	$(1,114,463)	$236,569

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

	Basic Income	Effect of	Diluted Income
	(Loss)	Dilutive	(Loss)
	Per Share	Securities	Per Share
	(restated)		(restated)
For the three months ended:
December 31, 2003
Net loss	$(500,125)	—	$(500,125)
Shares	4,530,657	—	4,530,657

Per share amount	$(0.11)	—	$(0.11)

For the three months ended:
December 31, 2002
Net loss	$(13,921)	—	$(13,921)
Shares	4,467,547	—	4,467,547

Per share amount	$(0.00)	—	$(0.00)

For the nine months ended:
December 31, 2003
Net loss	$(1,427,344)	—	$(1,427,344)
Shares	4,500,677	—	4,500,677

Per share amount	$(0.32)	—	$(0.32)

For the nine months ended:
December 31, 2002
Net income	$319,317	—	$319,317
Shares	3,564,155	23,841	3,587,996

Per share amount	$0.09	—	$0.09

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

8. Stock Option Plans

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, Accounting for Stock-Based Compensation, the Company’s net income (loss) would have decreased (increased) to the pro forma amounts shown below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
	(restated)		(restated)
Net income (loss) - As reported	$(500,125)	$(13,921)	$(1,427,344)	$319,317
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(43,868)	(100,283)	(217,367)	(270,169)

Net income (loss) - Pro forma	$(543,993)	$(114,204)	$(1,644,711)	$49,148

Net income (loss) per common share – As reported:
Basic	$(0.11)	$(0.00)	$(0.32)	$0.09
Diluted	$(0.11)	$(0.00)	$(0.32)	$0.09
Net income (loss) per common share – Pro forma:
Basic	$(0.12)	$(0.03)	$(0.37)	$0.01
Diluted	$(0.12)	$(0.03)	$(0.37)	$0.01

9. Foreign Currency Gains (Losses)

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

10. Income Tax Expense

During the quarter ended December 31, 2003, the Company’s Dutch subsidiaries recorded income tax expense of $120,914 as they have fully utilized their net operating loss carryforwards. During the nine months ended December 31, 2003, the Company’s Dutch subsidiaries recorded income tax expense of $241,309. The U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions.

11. Business Segment Information

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

Based upon the above, the Company has identified one reportable operating segment consisting of medical products primarily for the urology market.

Information regarding operations in different geographies for the three and nine-months ended December 31, 2003 and 2002 is as follows:

				Adjustments
	United	The	United	and
	States	Netherlands	Kingdom	Eliminations	Consolidated
Fiscal 2004 (restated)
Sales to customers, three-months ended December 31, 2003	$—	$1,317,858	$391,180	$(261,367)	$1,447,671
Sales to customers, nine-months ended December 31, 2003	—	3,586,988	1,085,354	(690,009)	3,982,333
Income tax expense, three-months ended December 31, 2003	—	120,914	—	—	120,914
Income tax expense, nine-months ended December 31, 2003	—	241,309	—	—	241,309
Net income (loss), three-months ended December 31, 2003	(500,277)	224,701	(119,116)	(105,433)	(500,125)
Net income (loss), nine-months ended December 31, 2003	(1,308,535)	466,079	(358,445)	(226,443)	(1,427,344)
Long-lived assets At December 31, 2003	317,196	786,180	21,719	—	1,125,095
Fiscal 2003
Sales to customers, three-months ended December 31, 2002	$—	$1,092,721	$366,274	$(194,253)	$1,264,742
Sales to customers, nine-months ended December 31, 2002	—	3,366,401	1,297,844	(801,529)	3,862,716
Income tax expense, three-months ended December 31, 2002	—	—	—	—	—
Income tax expense, nine-months ended December 31, 2002	—	—	—	—	—
Net income (loss), three-months ended December 31, 2002	(563,990)	457,623	(53,047)	145,493	(13,921)
Net income (loss), nine-months ended December 31, 2002	(1,071,362)	1,246,002	(18,059)	162,736	319,317
Long-lived assets At December 31, 2002	103,945	698,508	26,977	—	829,430

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

Gross Profit: Gross profit was $1,043,541 and $934,727 for the quarter ended December 31, 2003 and 2002, respectively, or 72% and 74% of net sales. Gross profit was $2,875,228 and $2,757,698 for the nine months ended December 31, 2003 and 2002, respectively, or 72% and 71% of net sales. Gross profit in any one period is highly variable depending on unit sales and utilization of manufacturing capacity. Historically, the gross margin percentage has moved between approximately 70-80% of net sales.

General and Administrative Expense: General and administrative (“G&A”) expenses increased from $312,003 during the third quarter of fiscal 2003 to $493,905 during the third quarter of fiscal 2004 and increased from $884,131 during the nine months ended December 31, 2002 to $1,450,447 during the nine months ended December 31, 2003. Increased foreign retirement costs, consulting, legal, and shareholder expenses, combined with general price increases and fluctuations in foreign currency exchange rates caused the increase in G&A expenses. The consulting fees and shareholder expenses relate to the consulting agreements with the Executive Advisory Group (EAG) to perform services for and on behalf of the Company and the consulting agreement with C.C.R.I. Corporation to provide investor relations and development services. The two agreements accounted for $169,883 and $402,290, respectively, of the increased expense for the three and nine months ended December 31, 2003.

Research and Development Expense: Research and development (“R&D”) expenses decreased $83,946, or 16%, from $538,295 during the third quarter of fiscal 2003 to $454,349 during the third quarter of fiscal 2004 and decreased 13% from

$1,539,503 during the nine months ended December 31, 2002 to $1,336,313 during the nine months ended December 31, 2003. The decrease in R&D expense resulted from a decrease in clinical costs due to the February 2003 completion of the patient enrollment phase in the Company’s multi-center IDE clinical trial.

Selling and Marketing Expenses: Selling and marketing (“S&M”) costs increased 94% from $251,051 during the third quarter of fiscal 2003 to $487,619 during the third quarter of fiscal 2004 and increased 68% from $764,878 during the nine months ended December 31, 2002 to $1,286,922 during the nine months ended December 31, 2003. The increase resulted from recruitment fees, staffing, and dismissal payments, travel costs and costs relating to trade-shows, conventions and congresses, marketing materials, general price increases, and fluctuations in foreign currency exchange rates. In October and December, changes were made in sales management resulting in termination expenses and payments in the third quarter of fiscal 2004 of $105,000.

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

Income Tax Expense: During the quarter ended December 31, 2003, the Company’s Dutch subsidiaries recorded income tax expense of $120,914 as they have fully utilized their net operating loss carryforwards. During the nine-months ended December 31, 2003, the Company’s Dutch subsidiaries recorded income tax expense of $241,309. The U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions. Management expects continued profits for its Dutch subsidiaries and therefore continued income tax expenses. The Dutch income tax rate is 29% for euro 22,689 of profit and 34.5% for the amount above euro 22,689

Liquidity and Capital Resources

As of December 31, 2003, the Company’s cash and cash equivalent balances totaled $2,613,903.

At December 31, 2003, the Company had working capital of approximately $3.6 million. During the nine months ended December 31, 2003, $760,743 of cash was used in operating activities, compared to $482,491 of cash provided by operating activities in the prior-year period. The usage of cash was primarily attributable to the net loss incurred of $1,427,344, compared to a profit of $319,317 in the prior year period. Accounts receivable decreased by $84,563, compared to a decrease of $44,905 for the prior-year period, due to the timing of payment by our customers. Other current assets, accounts payable and accrued expenses fluctuated due to the timing of payments and fluctuations in foreign currency exchange rates. The Company recorded $304,290 of non-cash stock-based compensation expense during the nine-months ended December 31, 2003, compared to $1,508 for the prior-year period. This increase was due to the stock-based investor relations and other consulting agreements the Company consummated on April 1, 2003 with C.C.C.R. Corporation and Executive Advisory Group. Net cash used in investing activities for the nine months ended December 31, 2003 is $82,442, compared to net cash used of $45,432 for the prior-year period. The increase was due to computer hardware and software expenditures and expenditures for obtaining patent rights. Net cash provided by financing activities for the nine months ended December 31, 2003 is $20,534, compared to net cash provided by financing activities of $2,227,642. This results from repayment of long-term debt and net proceeds from issuance of stock. In July 2002, the Company completed its rights offering to its shareholders.

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

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

31 Certifications by the Chief Executive Officer/Chief Financial Officer and the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certifications by the Chief Executive Officer/Chief Financial Officer and the Controller pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)

99.1 Press release dated February 12, 2004 (Previously Filed)

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.

Date: November 17, 2004	by: /s/ DANIEL G. HOLMAN

Daniel G. Holman
President, Chief Executive Officer,
Chief Financial Officer and Director (Principal Executive
and Financial Officer)

Date: November 17, 2004	by: /s/ ARIE J. KOOLE

Arie J. Koole
Controller (Principal Accounting Officer)