Form 10QSB
period 2004-12-31
UROPLASTY INC
filed 2005-02-11
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended December 31, 2004

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

The number of shares outstanding of the issuer’s only class of common stock on February 1, 2005 was 4,691,497.

Transitional Small Business Disclosure Format:

YES ☐	NO ☑

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004 (unaudited)	March 31, 2004)
Assets

Current assets:
Cash and cash equivalents	$1,885,757	$2,697,670
Accounts receivable, net	1,180,398	1,065,176
Inventories	573,255	519,130
Other	199,074	235,078

Total current assets	3,838,484	4,517,054

Property, plant, and equipment, net	1,099,052	1,071,116

Intangible assets, net	42,265	51,495

Deferred tax assets	155,793	123,893

Total assets	$5,135,594	$5,763,558

See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2004 (unaudited)	March 31, 2004

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities — long-term debt	$46,560	$42,301
Accounts payable	231,049	225,315
Accrued liabilities	372,823	475,957
Income tax payable	154,217	101,562

Total current liabilities	804,649	845,135

Long-term debt — less current maturities	493,109	479,720
Accrued pension liability	373,720	334,470

Total liabilities	1,671,478	1,659,325

Shareholders’ equity:
Common stock $.01 par value; 20,000,000 shares authorized, 4,691,497 and 4,584,802 shares issued and outstanding at December 31, 2004 and March 31, 2004, respectively	46,915	45,848
Additional paid-in capital	9,334,325	9,130,580
Accumulated deficit	(5,876,598)	(4,756,622)
Accumulated other comprehensive loss	(40,526)	(315,573)

Total shareholders’ equity	3,464,116	4,104,233

Total liabilities and shareholders’ equity	$5,135,594	$5,763,558

See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net sales	$1,609,692	$1,447,671	$5,012,912	$3,982,333
Cost of goods sold	383,573	404,130	1,317,303	1,107,105

Gross profit	1,226,119	1,043,541	3,695,609	2,875,228

Operating expenses
General and administrative	504,390	493,905	1,403,762	1,450,447
Research and development	558,719	454,349	1,724,488	1,336,313
Selling and marketing	416,886	487,619	1,535,642	1,286,922

	1,479,995	1,435,873	4,663,892	4,073,682

Operating loss	(253,876)	(392,332)	(968,283)	(1,198,454)

Other income (expense)
Interest income	8,015	6,715	23,093	23,832
Interest expense	(5,361)	(5,291)	(15,682)	(16,539)
Foreign currency exchange loss	(6,478)	11,697	(20,564)	5,126

	(3,824)	13,121	(13,153)	12,419

Loss before income taxes	(257,700)	(379,211)	(981,436)	(1,186,035)

Income tax expense	86,311	120,914	138,540	241,309

Net loss	$(344,011)	$(500,125)	$(1,119,976)	$(1,427,344)

Basic and diluted loss per common share	$(0.07)	$(0.11)	$(0.24)	$(0.32)

Weighted average common shares outstanding:
Basic and diluted	4,670,522	4,530,657	4,638,628	4,500,677

See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31, 2004 and 2003
(Unaudited)

	Nine Months Ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,119,976)	$(1,427,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	122,869	118,706
Loss on disposal of assets	3,987	—
Stock-based consulting expense	—	304,290
Deferred tax assets	(19,053)	(15,164)
Changes in operating assets and liabilities:
Accounts receivable	(18,397)	84,563
Inventories	23,603	88,411
Other current assets	43,963	7,710
Accounts payable	(3,734)	(49,119)
Accrued liabilities	(76,513)	118,320
Accrued pension liability	9,821	11,106
Additional pension liability	(996)	(2,222)

Net cash used in operating activities	(1,034,426)	(760,743)

Cash flows from investing activities:
Payments for property, plant and equipment	(61,304)	(63,669)
Payments for intangible assets	(7,277)	(18,773)

Net cash used in investing activities	(68,581)	(82,442)

Cash flows from financing activities:
Repayment of long-term debt	(32,032)	(29,383)
Net proceeds from issuance of stock	204,812	49,917

Net cash provided by financing activities	172,780	20,534

Effect of exchange rates on cash and cash equivalents	118,314	60,573

Net decrease in cash and cash equivalents	(811,913)	(762,078)

Cash and cash equivalents at beginning of period	2,697,670	3,375,981

Cash and cash equivalents at end of period	$1,885,757	$2,613,903

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,583	$17,723
Cash paid during the period for income taxes	113,136	38,808
Shares issued for 401(k) plan profit sharing contribution	—	28,080
Vesting of restricted shares for mold purchase	—	170,000

See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

     We have prepared our condensed consolidated financial statements included in this Form 10-QSB, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. The consolidated results of operations for any interim period are not necessarily indicative of results for a full year. These condensed consolidated statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended March 31, 2004.

     The condensed consolidated financial statements presented herein as of December 31, 2004 and for the three and nine-months periods ended December 31, 2004 and 2003 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.

     We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by the Company’s management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, inventories, foreign currency translation and transactions, and impairment of long-lived assets, each of which is more fully described in our Annual Report on Form 10-KSB for the year ended March 31, 2004. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three and nine-months periods ended December 31, 2004, and have made no changes to these policies during fiscal 2005.

2. Nature of Business and Corporate Liquidity

     We currently sell our products outside of the United States and are pursuing regulatory approvals to market our products in the United States. We anticipate increasing our sales and marketing activities in the U.S. once we obtain such approvals. The FDA approval process can be costly, lengthy and uncertain. As a result of the $2.4 million gross proceeds of a Rights Offering completed July 2002, we believe that current resources and the funds generated from sale of our products outside the U.S. will be adequate to meet our cash flow needs, including regulatory activities associated with existing products, through at least the first quarter of fiscal 2006. Ultimately, we will need to achieve profitability and positive cash flows from operations and to raise additional debt or equity financing to fund our operations and grow our business.

3. Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	December 31, 2004	March 31, 2004
Raw materials	$190,110	$138,920
Work-in-process	93,913	110,511
Finished goods	289,232	269,699

	$573,255	$519,130

4. Comprehensive Loss

     Comprehensive loss consists of net loss, and the translation adjustments as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net loss	$(344,011)	$(500,125)	$(1,119,976)	$(1,427,344)
Items of other comprehensive income (loss):
Translation adjustment	253,170	183,201	285,164	320,590
Additional pension liability	(9,129)	(4,294)	(10,117)	(7,709)

Comprehensive loss	$(99,970)	$(321,218)	$(844,929)	$(1,114,463)

5. Reconciliation of Net Loss and Per Share Amounts Used in EPS Calculation

Basic and diluted loss per common share is calculated by dividing net loss by the weighted-average common shares outstanding during the period.

Basic and
Diluted Loss
Per Share
For the three months ended:
December 31, 2004
Net loss	$(344,011)
Weighted average shares	4,670,522

Per share amount	$(0.07)

For the three months ended:
December 31, 2003
Net loss	$(500,125)
Weighted average shares	4,530,657

Per share amount	$(0.11)

For the nine months ended:
December 31, 2004
Net loss	$(1,119,976)
Weighted average shares	4,638,628

Per share amount	$(0.24)

Basic and
Diluted Loss
Per Share
For the nine months ended:
December 31, 2003
Net loss	$(1,427,344)
Weighted average shares	4,500,677

Per share amount	$(0.32)

The following options and warrants outstanding at December 31, 2004 and 2003 to purchase shares of common stock were excluded from diluted loss per share, because of their anti-dilutive effect:

	Number of	Range of Exercise
	Options/Warrants	Prices
For the three and nine months ended:
December 31, 2004	2,046,576	$0.90 to $10.50
December 31, 2003	1,752,264	$0.90 to $10.50

6. Shareholders’ Equity

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

Consulting Agreements

On April 1, 2003, we executed a consulting agreement with CCRI Corporation (CCRI) to provide investor relations and development services. We pay CCRI a monthly fee of $4,000 plus expenses. CCRI received 35,000 shares of fully vested restricted common stock, and vested warrants to purchase 50,000 shares of common stock at an exercise price of $3.00 per share, and received vested warrants to purchase 50,000 shares of common stock at an exercise price of $5.00 per share on November 2, 2003. We fully amortized the fair value of the common stock and warrants in fiscal 2004. Stock-based compensation expense for the CCRI agreement for the three and nine-months ended December 31, 2003 aggregated $110,924 and $217,410, respectively. On April 1, 2004, we extended the agreement for one year. The monthly fee of $4,000 plus expenses remained the same.

On April 1, 2003, we executed a consulting agreement with Executive Advisory Group (EAG) to provide us with general management advice and guidance as well as strategic and tactical planning services. Mr. Sam B. Humphries, at that time a Director of the Company, is President of EAG. We paid EAG a monthly fee of $6,000 plus expenses and granted to EAG stock options to purchase 50,000 shares of common stock, exercisable at $2.80 per share. We fully amortized the fair value of the stock options in fiscal 2004. Stock-based compensation expense for the EAG agreement for the three and nine-months ended December 31, 2003 aggregated $28,959 and $86,880, respectively. On April 1, 2004, we extended the agreement. The monthly fee of $6,000 plus expenses remained the same. This agreement was terminated on January 1, 2005, the date Mr. Humphries was appointed President and Chief Executive Officer of our Company.

7. Stock-based Compensation

Had we determined compensation cost based on the fair value at the grant date for our stock options issued to employees under SFAS 123, Accounting for Stock-Based Compensation, our net loss and per share amounts would have increased to the pro forma amounts shown below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net loss — As reported	$(344,011)	$(500,125)	$(1,119,976)	$(1,427,344)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,221,115)	(43,868)	(403,940)	(217,367)

Net loss — Pro forma	$(1,565,126)	$(543,993)	$(2,413,012)	$(1,644,711)

Net loss per common share - As reported:
Basic and diluted	$(0.07)	$(0.11)	$(0.24)	$(0.32)

Net loss per common share - Pro forma:
Basic and diluted	$(0.34)	$(0.12)	$(0.52)	$(0.37)

8. Savings and Retirement Plans

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

The cost for our plan in The Netherlands includes the following components for the periods ended December 31, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Gross service cost, net of employee contribution	$31,248	$19,697	$89,723	$58,421
Interest cost	17,684	12,916	50,777	38,308
Expected return on assets	(10,135)	(7,488)	(29,101)	(22,209)
Amortization	3,491	1,984	10,024	5,885

Net periodic retirement cost	$42,288	$27,109	$121,423	$80,405

Major assumptions used in the above calculations include:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Discount rate	5.25%	5.25%	5.25%	5.25%
Expected return on assets	4.50%	4.50%	4.50%	4.50%
Expected rate of increase in future compensation
General	3%	3%	3%	3%
Individual	0%-3%	0%-3%	0%-3%	0%-3%

9. Foreign Currency Translation

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

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between the Company and its foreign subsidiaries. All intercompany balances are revolving in nature and are not deemed to be long-term balances. For the three-months ended December 31, 2004 and 2003, we recognized foreign currency gains (losses) of $(6,478) and $11,697, respectively. For the nine-months ended December 31, 2004 and 2003, we recognized foreign currency gains (losses) of $(20,564) and $5,126, respectively.

10. Income Tax Expense

During the quarters ended December 31, 2004 and 2003, our Dutch subsidiaries recorded income tax expense of $86,311 and $120,914, respectively, as we have fully utilized our net operating loss carryforwards. For the nine months ended December 31, 2004 and 2003, our Dutch subsidiaries recorded income tax expense of $138,540 and $241,309, respectively. The U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions.

11. Business Segment Information

We sell Macroplastique®, a soft tissue bulking material, for the treatment of urinary incontinence. In addition, we market our soft tissue bulking material for additional indications, including for the treatment of vocal cord rehabilitation, fecal incontinence and soft tissue facial augmentation. At this time, we make sales only outside the United States. Our current objectives are to focus on obtaining U.S. regulatory approvals for Macroplastique and the I-Stop sling for treating stress urinary incontinence, or SUI, and on increasing market penetration and sales of Macroplastique for the treatment of SUI and vesicoureteral reflux and of PTQ™ Implants for the treatment of fecal incontinence in markets outside the U.S. We anticipate initiating marketing in the U.S. once we obtain the requisite approvals. Our Macroplastique product line accounted for 77% and 84%, respectively, of total net sales during the 2004 and 2003 nine-month periods presented. In addition, we sell specialized wound care products in The Netherlands and United Kingdom as a distributor.

Based upon the above, we operate in only one reportable segment consisting of medical products primarily for the urology market.

Information regarding operations in different geographies for the three and nine-months ended December 31, 2004 and 2003 is as follows:

				Adjustments
	United	The	United	and
	States	Netherlands	Kingdom	Eliminations	Consolidated
Fiscal 2005

Sales to customers, three-months ended December 31, 2004	$—	$1,394,658	$391,419	$(176,385)	$1,609,692
Sales to customers, nine-months ended December 31, 2004	—	4,255,905	1,264,274	(507,267)	5,012,912

Income tax expense, three-months ended December 31, 2004	—	86,311	—	—	86,311
Income tax expense, nine-months ended December 31, 2004	—	138,540	—	—	138,540

Net income (loss), three-months ended December 31, 2004	(520,693)	165,788	14,178	(3,284)	(344,011)
Net income (loss), nine-months ended December 31, 2004	(1,495,654)	271,347	8,773	95,558	(1,119,976)

Long-lived assets At December 31, 2004	294,293	832,063	14,961	—	1,141,317

Fiscal 2004

Sales to customers, three-months ended December 31, 2003	—	1,317,858	391,180	(261,367)	1,447,671
Sales to customers, nine-months ended December 31, 2003	—	3,586,988	1,085,354	(690,009)	3,982,333

Income tax expense, three-months ended December 31, 2003	—	120,914	—	—	120,914
Income tax expense, nine-months ended December 31, 2003	—	241,309	—	—	241,309

Net income (loss), three-months ended December 31, 2003	(500,277)	224,701	(119,116)	(105,433)	(500,125)
Net income (loss), nine-months ended December 31, 2003	(1,308,535)	466,079	(358,445)	(226,443)	(1,427,344)

Long-lived asset At December 31, 2003	317,196	786,180	21,719	—	1,125,095

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

We do not undertake, nor assume obligation, to update any forward-looking statement that we may make from time to time.

Overview

Uroplasty, Inc. develops, manufactures, and/or markets medical products in certain segments of the urology, gynecology, urogynecology, colon and rectal, wound care, otolaryngology and plastic surgery markets. The products we sell are subject to regulation by the U.S. FDA and/or various regulating agencies in countries outside the U.S. Existing sales have been, and we expect future sales growth to be, derived from Macroplastique and related ancillary products designed for use by urologists, gynecologists, and uro-gynecologists for the primary treatment of stress urinary incontinence, or SUI, and for the treatment of vesicouretal reflex, or VUR, a condition in which urine flows backward from the bladder to the kidney. Macroplastique is comprised of soft, textured, solid, medical grade silicone elastomer implants suspended in a biocompatible carrier gel. Our minimally invasive procedure allows for Macroplastique to be placed in the tissue of the mid-urethra (in the case of SUI), and at the ureteral orifice (in the case of VUR). The implants act as a bulking material to restore urinary continence or to eliminate backward flow of urine from the bladder to the kidneys.

We are concluding a multi-center human clinical trial with our urethral bulking agent, Macroplastique, pursuant to an FDA Investigational Device Exemption as a minimally invasive, office-based procedure for treating female SUI. Based on this clinical trial data, we are seeking premarket approval of Macroplastique for treating female SUI.

In addition to the urological applications, we also market our implantable tissue bulking material outside the U.S. for reconstructive and cosmetic plastic surgery applications under the trade name Bioplastique™ Implants; fecal incontinence applications under the trade name PTQ™ Implants (formerly PTP Implants); and vocal cord rehabilitation under the trade name VOX™ Implants. In The Netherlands and the United Kingdom, we distribute certain wound care products on behalf of another company in accordance with an executed Distributor Agreement. Under the terms of the Distributor Agreement, we are not obligated to purchase any minimum level of wound care products. In the United Kingdom we are the exclusive distributor of I-Stop®, a tension-free mid-urethral sling, indicated for the treatment of female urinary incontinence due to urethral hypermobility or intrinsic sphincter deficiency (ISD).

Each of our products is CE marked, demonstrating compliance with European requirements for medical devices and allowing our products to be sold within the European Union and other countries that recognize CE marking. Our products are sold by a direct sales force in the United Kingdom, and by a network of distributors in numerous countries outside the U.S., including in Europe, Australia, Canada and Latin America.

In September 2004, we entered into a Manufacturing and Distribution Agreement with CL Medical SAS, Lyon, France, under which we have exclusive distribution rights in the United States for CL Medical’s tension-free synthetic sling, the I-Stop sling. The I-Stop sling is currently sold in Europe for treating female SUI due to urethral hypermobility, which occurs when the urethra is no longer appropriately supported by the surrounding tissues and ligaments. We have agreed to purchase our entire requirement of product components from CL Medical and to purchase specified minimum amounts of product components during the first 5 years of the agreement. We are responsible for FDA clinical and regulatory requirements for the product. The agreement is for 6 years with an option to renew the agreement for successive 5-year terms. We expect to submit to the FDA a 510(k), or premarket notification application, with respect to the I-Stop sling in 2005.

Our current objectives are to focus on obtaining U.S. regulatory approvals of Macroplastique and the I-Stop sling for treating SUI and increasing market penetration and sales of our products in countries outside the U.S. We anticipate initiating marketing in the U.S. once we obtain the requisite FDA approvals.

In December 2004, we signed a letter of intent to acquire CystoMedix, Inc, a privately held company, and to a pursue a merger of CystoMedix into a newly formed subsidiary of ours. CystoMedix developed and markets a proprietary neuromodulation product for patients suffering from overactive bladder symptoms, including urge incontinence. The Urgent® PC Neuromodulation System has received CE marking and FDA approval for sale within and outside the United States. The merger consideration is expected to consist of our common stock and cash.

Completion of the merger is subject to completion of our due diligence investigation, negotiation of a definitive agreement, approval by CystoMedix shareholders and other customary conditions. We expect the merger will be completed by March 31, 2005. However, we cannot be certain the merger will occur at all or, if the merger is completed, that the merger will achieve the benefits that we may anticipate.

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

Impairment of Long-Lived Assets. Long-lived assets at December 31, 2004 consist of property, plant and equipment. We review our long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If we consider such assets impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three and nine-months ended December 31, 2004 and 2003.

Results of Operations

Three-month period ended December 31, 2004 compared to three-month period ended December 31, 2003

Net Sales: In the third quarter ended December 31, 2004, net sales of all products were $1,609,692, representing a $162,021 or 11% increase when compared to net sales of $1,447,671 for the third quarter ended December 31, 2003. Excluding fluctuations in foreign currency exchange rates, we had a sales increase of approximately 2%, mainly attributed to increased prices. We believe our sales will increase as a result of the impact of all sales personnel and their focus on the execution of sales plans designed to expand our global market share in the specialties of both urinary and fecal incontinence. The Macroplastique product line accounts for 76% and 84% of total net sales, respectively, during the periods presented.

Gross Profit: Gross profit was $1,226,119 and $1,043,541 for the quarters ended December 31, 2004 and 2003, respectively, or 76% and 72% of net sales. Gross profit increased as a result of increased customer prices and currency fluctuations. Gross profit as a percentage of net sales in any one specific period will continue to fluctuate, based on the following factors: our unit sales, our utilization of manufacturing capacity, the mix of products sold with different gross margins, the mix of customers (and different discounts to them), the mix of direct sales versus sales through distributors (with higher margins on direct sales), and currency fluctuations. Historically, the gross margin has ranged from approximately 70-80% of net sales.

General and Administrative Expense: General and administrative (“G&A”) expenses increased from $493,905 during the third quarter of fiscal 2004 to $504,390 during the third quarter of fiscal 2005. The G&A expense increase related to increased salary costs of $39,000, a $50,000 increase in professional fees for accounting and legal, general price increases and fluctuations in foreign currency exchange rates. This increase was offset in part by decreases of $29,000 in consulting fees and $108,000 of shareholders’ expense. The decrease in both the consulting fees and the shareholders’ expense primarily relates to the $139,883 of stock-based compensation expense recognized in the third quarter of fiscal 2004. The increased salary costs relates to added personnel and increased salaries.

Research and Development Expense: Research and development (“R&D”) expenses increased $104,370, or 23%, from $454,349 during the third quarter of fiscal 2004 to $558,719 during the third quarter of fiscal 2005. The increase in R&D expense is due to quality and regulatory costs related to the development of our premarket approval (PMA) submission for U.S. market clearance for Macroplastique in the treatment of adult female stress urinary incontinence.

Selling and Marketing Expenses: Selling and marketing (“S&M”) costs decreased 15% from $487,619 during the third quarter of fiscal 2004 to $416,886 during the third quarter of fiscal 2005. The decrease resulted from a $34,000 decrease in personnel costs, a $19,000 decrease of automobile expense, mainly due to an early returned lease car in fiscal 2004, decreased costs of $11,000 relating to trade-shows, conventions and congresses. The decreased personnel costs relate to dismissal payment made in the third quarter of fiscal 2004. The timing of when trade shows and congresses take place caused the decrease in the costs.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, settlement income and other non-operating costs when incurred. Our financial results are subject to material fluctuations based on changes in currency exchange rates. Other income (expense) was $(3,824) and $13,121 for the third quarters ended December 31, 2004 and 2003, respectively. We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between the Company and its foreign subsidiaries. We recognized foreign currency gains (losses) of $(6,478) and $11,697 for the third quarters ended December 31, 2004 and 2003, respectively.

Income Tax Expense: Our Dutch subsidiaries recorded income tax expense of $86,311 and $120,914 for the third quarter ended December 31, 2004 and 2003, respectively, as they have fully utilized their net operating loss carryforwards. The U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions. We expect continued profits for our Dutch subsidiaries and therefore continued income tax expenses. The Dutch income tax rate is 29% for euro 22,689 of profit and 34.5% for the amount above euro 22,689. For profits after January 1, 2005 the Dutch income tax rate is 27% for euro 22,689 of profit and 31.5% for the amount above euro 22,689.

Nine-month period ended December 31, 2004 compared to nine-month period ended December 31, 2003

Net Sales: During the nine-months ended December 31, 2004, net sales of all products were $5,012,912, representing a $1,030,579 or 26% increase when compared to net sales of $3,982,333 for the nine months ended December 31, 2003. Excluding fluctuations in foreign currency exchange rates, we had a sales increase of approximately 16%. The sales increase is partly contributed by price increases, but mainly attributable by increased unit sales. We believe the continued increase in sales is related to the impact and execution of sales plans designed to expand our global market share in the specialties of both urinary and fecal incontinence. The Macroplastique product line accounts for 77% and 84% of total net sales, respectively, during the periods presented.

Gross Profit: Gross profit was $3,695,609 and $2,875,228 for the nine-months ended December 31, 2004 and 2003, respectively, or 74% and 72% of net sales. Gross profit increased as a result of increased customer prices and currency fluctuations. Gross profit as a percentage of net sales in any one specific period will continue to fluctuate, based on the following factors: our unit sales, our utilization of manufacturing capacity, the mix of products sold with different gross margins, the mix of customers (and different discounts to them), the mix of direct sales versus sales through distributors (with higher gross margins on direct sales), and currency fluctuations. Historically, the gross margin has ranged from approximately 70-80% of net sales.

General and Administrative Expense: General and administrative (“G&A”) expenses decreased from $1,450,447 during the nine-months ended December 31, 2003 to $1,403,762 during the same period of fiscal 2005. The G&A expense decrease related to decreases of $87,000 in consulting fees and $215,000 of shareholders’ expense. This decrease was offset by increased salary costs of $80,000, a $125,000 increase in professional fees for accounting and legal, general price increases and fluctuations in foreign currency exchange rates. The decrease in both the consulting fees and the shareholders’ expense primarily relates to the $304,290 of stock-based compensation expense recognized in the nine-months ended December 31, 2003. The increased salary costs relates to added personnel and increased salaries.

Research and Development Expense: Research and development (“R&D”) expenses increased $388,175, or 29%, from $1,336,313 during the nine months ended December 31, 2003 to $1,724,488 for the same period of fiscal 2005. The increase in R&D expense is primarily due to quality and regulatory costs related to the development of the Company’s premarket approval (PMA) submission for U.S. market clearance for Macroplastique in the treatment of adult female stress urinary incontinence.

Selling and Marketing Expenses: Selling and marketing (“S&M”) costs increased 19% from $1,286,922 during the nine months ended December 31, 2003 to $1,535,642 for the same period of fiscal 2005. This increase resulted from a $159,000 increase in personnel costs, an additional $141,000 in costs relating to trade-shows, conventions and congresses, general price increases, and fluctuations in foreign currency exchange rates. The increase was offset by a decrease in promotional costs of $60,000. The increased personnel costs relate to the hiring of experienced sales personnel and increased salaries and bonuses.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses, settlement income and other non-operating costs when incurred. Our financial results are subject to material fluctuations based on changes in currency exchange rates. Other income (expense) was $(13,153) and $12,419 for the nine months ended December 31, 2004 and 2003, respectively. We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between the Company and its foreign subsidiaries. We recognized foreign currency gains (losses) of $(20,564) and $5,126 for the periods presented.

Income Tax Expense: Our Dutch subsidiaries recorded income tax expense of $138,540 and $241,309 for the periods presented, as they have fully utilized their net operating loss carryforwards. The U.S. net operating loss carryforwards cannot be used to offset taxable income in foreign jurisdictions. We expect continued profits for our Dutch subsidiaries and therefore continued income tax expenses. The Dutch income tax rate is 29% for euro 22,689 of profit and 34.5% for the amount above euro 22,689. For profits after January 1, 2005 the Dutch income tax rate is 27% for euro 22,689 of profit and 31.5% for the amount above euro 22,689.

Liquidity and Capital Resources

As of December 31, 2004, our cash and cash equivalent balances totaled $1,885,757.

At December 31, 2004, we had working capital of approximately $3.0 million. During the nine month period ended December 31, 2004, we used $1,034,426 of cash in operating activities, compared to $760,743 of cash used in the prior-year. The usage of cash was primarily attributable to the net loss incurred of $1,119,976. Accounts receivable, other current assets, accounts payable and accrued expenses fluctuated due to the timing of payments and fluctuations in foreign currency exchange rates. We recorded $304,290 of non-cash stock-based compensation expense during the nine months ended December 31, 2003.

We currently have no financing arrangements in place with any bank for general working capital needs, and no material unused sources of liquidity other than the cash, equipment leasing arrangements, and our accounts receivable and inventory balances at December 31, 2004 of $1,180,398 and $573,255, respectively. For the remainder of fiscal 2005, we do not anticipate any material capital expenditures.

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

We expect to continue to incur significant costs for regulatory activities associated with obtaining regulatory approval in the United States for Macroplastique and the I-Stop sling. For the remainder of fiscal 2005, we have budgeted approximately $600,000 for our regulatory expenses. We currently expect that during fiscal 2006 selling and marketing expenses will continue to increase due to the anticipated launch of the Macroplastique and I-Stop products in the United States. In addition, we currently expect general and administrative expenses in fiscal 2006 to increase due to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

We believe that current resources and the funds generated from sale of our products outside the U.S. will be adequate to meet our cash flow needs, including regulatory activities associated with existing products, through at least the first quarter of fiscal 2006. Ultimately, we will need to achieve profitability and positive cash flows from operations and to raise additional debt or equity financing to fund our operations and grow our business.

Repayments of our contractual obligations, consisting of royalties, notes payable, and operating leases, are summarized below:

	Payments Due by Period
		Remainder		Fiscal
		of Fiscal	Fiscal	2007 and
	Total	2005	2006	Thereafter
Minimum royalty payments	$365,000	13,500	104,000	247,500
Notes payable	539,669	11,640	46,560	481,469
Operating lease commitments	439,877	85,500	253,364	101,013

Total contractual obligations	$1,344,546	110,640	403,924	829,982

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

ITEM 3. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. Within the 90 days prior to the date of this report, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, such officers have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Internal Controls and Procedures. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Except as indicated below, none of the items contained in PART II of Form 10-QSB are applicable to us for the three months ended December 31, 2004.

ITEM 6. EXHIBITS.

(a) Exhibits

10.1 Employment Agreement between Uroplasty, Inc. and Sam B. Humphries dated January 1, 2005

10.2 Employment and Consulting Agreement between Uroplasty, Inc. and Daniel G. Holman dated January 1, 2005

31.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.

Date: February 11, 2005	by:	/s/ SAM B. HUMPHRIES

Sam B. Humphries
President and Chief Executive Officer

Date: February 11, 2005	by:	/s/ DANIEL G. HOLMAN

Daniel G. Holman
Chief Financial Officer