Form 10KSB/A
period 2005-03-31
UROPLASTY INC
filed 2005-08-03
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format:

     YES ☐          NO ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     YES ☐          NO ☑

EXPLANATORY NOTE

This amendment to our Form 10-KSB for the fiscal year ended March 31, 2005 is being filed to amend Part III of the Form 10-KSB initially filed with the SEC on June 29, 2005, solely to include the information called for by Items 9, 10, 11,12 and 14 of Part III. No other information in the initially filed Form 10-KSB is amended hereby. In addition, this amendment contains currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except for the foregoing amended information, this Form 10-KSB/A does not modify or update other disclosures contained in the initially filed Form 10-KSB.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Management

The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
Daniel G. Holman	59	Chairman and CFO

Sam B. Humphries	63	President, CEO and Director

Joel R. Pitlor	66	Director

R. Patrick Maxwell	61	Director

Thomas E. Jamison	45	Director

Susan Hartjes Holman	51	COO and Secretary

Larry Heinemann	52	Vice President Sales & Marketing

Arie J. Koole	41	Controller Managing Director Dutch subsidiaries

Marc M. Herregraven	40	Vice President of Manufacturing

Daniel G. Holman has served as Chairman of our Board since February 1994 and as our Chief Financial Officer since February 2001. He served as our President and Chief Executive Officer From February 1994 to December 2004, and as our Chief Financial Officer from June 1996 to November 1999. He was Executive Vice President of Bioplasty, Inc. (our former parent) from 1973 to 1985, its President from 1985 to 1987, and Secretary from 1986 to March 1992. Mr. Holman was Chairman of the Board of Bioplasty, Inc. from March 1992, and President and CEO from February 1993 to December 2001. He served as Chairman of the Board and Chief Executive Officer of Bio-Vascular, Inc. from June 1988 to September 1991 and served as a director of Genetic Laboratories Wound Care, Inc. from February 1988 until July 1993, and as Vice President from February 1988 through November 1992. Mr. Holman holds a B.A. in Biology from St. Cloud State University.

Sam B. Humphries has served as our President and Chief Executive Officer since January 2005 and as a director since April 2003. He has more than 25 years of healthcare and medical device industry experience. Most recently, he was a founding partner of Ascent Medical Technology Fund L.P., a venture capital fund. Prior to that, Mr. Humphries was President and Chief Executive Officer of American Medical Systems, Inc., where he was an investor and part of a leveraged buy out group (spin-off) from Pfizer. Before joining AMS, Mr. Humphries was President and Chief Executive Officer of Optical Sensors, Inc., a medical start-up company he guided from start-up through its initial public offering. Prior to OSI, Mr. Humphries was with AMS during its formative years where he first served as Vice President of World Wide Sales and Marketing and then as President and Chief Executive Officer. Earlier, he served in several management positions with the Medical Systems Group of General Electric Company. Mr. Humphries has also served as a director of numerous private and public companies, including as director of Health Industry Manufacturers Association (HIMA, now AdvaMed), Inlet Medical, Inc., Universal Hospital Services, Inc. and the Ascent Medical Technology Fund.

Joel R. Pitlor became a director of our company in February 1994. He served as a director of Bioplasty, Inc. from January 1989 until May 1996. For over sixteen years, he has been the owner and manager of a management consulting firm. Mr. Pitlor is presently a director of Precision Optics Corporation, which is publicly held. Mr. Pitlor holds a B.S. from MIT and serves as personal advisor to several CEOs.

R. Patrick Maxwell became a director of our company in April 1994. Mr. Maxwell has over 30 years of experience as a turn around management specialist, an entrepreneur and executive in both the business and non-profit sectors. Mr. Maxwell is cofounder and a director of Telnet Services Limited of Auckland, New Zealand since September 1995, cofounder and Chief Financial Officer of Tele Resources, Inc. since October 1996 and Chief Financial Officer of Magnum Tire Corporation since March 2003. Mr. Maxwell has served on numerous boards of directors of both business and charitable organizations. He has a B.A. in philosophy from St. John’s University and a J.D. from Northwestern University School of Law.

Thomas E. Jamison became a director of our company in August 2000. Mr. Jamison is a shareholder of Fruth, Jamison & Elsass, P.A., a business litigation firm in Minneapolis, Minnesota. From 1996 to 1999, Mr. Jamison served as an investment banker in the Corporate Finance Department of R.J. Steichen & Company. From 1991 to 1996, Mr. Jamison practiced law at Fruth & Anthony, P.A. in Minneapolis. Mr. Jamison graduated magna cum laude from William Mitchell College of Law in 1991.

Susan Hartjes Holman has served as our Chief Operating Officer since November 2002 and as Secretary since September 1996. She served as our Vice President of Operations and Regulatory Affairs from November 1994 to October 2002. She joined Bioplasty, Inc. in September 1991 as Director of Operations and served as Vice President of Operations and Regulatory Affairs from April 1993 until May 1996. Ms. Holman was Director of Operations at Bio-Vascular, Inc. in St. Paul, Minnesota from November 1989 to September 1991. Prior to that time, she served at various other pharmaceutical and medical device companies in management positions in manufacturing, quality assurance, and research. Ms. Holman has B.A. degrees in Biology-Microbiology and Biomedical Science from St. Cloud State University, and has done graduate work in the biological sciences. Ms. Holman is a Senior Member and a Certified Quality Auditor of the American Society for Quality, has served several years on its Executive Committee and subcommittees, and is a member of the Regulatory Affairs Professionals Society and its Ethics Task Force, and the Henrici Society for Microbiologists. She has served on several national and international scientific and regulatory committees, and is a cofounder for the Biomedical Focus Conference and the Biomedical Consortium, Minneapolis, Minnesota.

Larry Heinemann joined us in September 1998 as Director of Sales for North and South America. In July 1999, Mr. Heinemann was promoted to Vice President of Sales and Marketing and in August 2001, he was appointed as Vice President of Marketing & Corporate Development. In August 2003, he was again appointed to his current position as our Vice President of Sales and Marketing. From January 1996 to September 1998, he was employed by the Bard Medical Division in the positions of Territory Manager and Sales Training. From May 1987 to January 1996, Mr. Heinemann was employed by the Bard Urological Division in various positions of Sales Consulting and Training Management. Prior to that time, Mr. Heinemann was employed by surgical device divisions of Squibb and Sterling Drug in various sales management positions. Mr. Heinemann holds a B.S. in marketing and personnel management from the School of Business of Eastern Illinois University. He is a member of the Society of Urological Nursing Association, and served on the Board as an Industry Liaison for the Upper Midwest Chapter.

Arie J. Koole joined Bioplasty B.V. in May 1993 as Financial Manager in The Netherlands. Since January 2000, he has been the Managing Director of our subsidiaries in The Netherlands. In June 1996, Mr. Koole was appointed as Director of Finance and in January 2000, Mr. Koole was appointed as our Controller. From 1987 to 1993, Mr. Koole was a financial auditor with the international accounting firm Deloitte & Touche in The Netherlands. Mr. Koole has a bachelors degree in Business Economics.

Marc M. Herregraven has served as our Vice President of Manufacturing since November 2002. He joined Bioplasty, Inc. in April 1992 as Plant Manager, and became Director of Manufacturing in 1994 and Director of Operations in 1999. Previously, he served with Advanced Bio-Surfaces, Inc., a Minnesota-based medical device developer, as Director of Manufacturing, and with Bio-Vascular, Inc., a Minnesota-based medical device manufacturer, in an engineering function. Mr. Herregraven has a B.S. in Mechanical Engineering and has been a member of the American Society for Quality since 1996.

Mr. Holman and Ms. Hartjes Holman became husband and wife in 1999.

Board Composition

Our board of directors currently consists of five directors and is divided into three classes. The members of each class serve for a three-year term. At each annual meeting of shareholders, a class of directors will be elected for a three-year term.

Corporate Governance

Compensation Committee

The members of our Compensation Committee are Messrs. Pitlor, Maxwell and Jamison. The function of the Compensation Committee is to set the compensation for officers, to set the terms of and grants of awards under our stock option plans and to act on other matters relating to compensation as the committee deems appropriate.

Audit Committee

The members of our Audit Committee are Messrs. Maxwell and Jamison. The Audit Committee assists the board by reviewing the integrity of our financial reporting processes and systems of internal controls, the qualifications, independence and performance of our independent registered public accounting firm and our compliance with certain legal and regulatory requirements. Our Audit Committee has the sole authority to retain, compensate, oversee and terminate our independent registered public accounting firm. The Audit Committee reviews our annual audited consolidated financial statements, quarterly consolidated financial statements and filings with the SEC. The Audit Committee reviews reports on various matters, including our critical accounting policies, significant changes in our selection or application of accounting principles and our internal control processes. The Audit Committee also pre-approves all audit and non-audit services performed by our independent registered public accounting firm.

Our board of directors has determined that both members of the Audit Committee are “independent” directors under SEC rules. In fiscal 2004, our board of directors determined that neither of the Audit Committee members satisfied the SEC requirements of an “audit committee financial expert.” Upon reconsideration, however, our board of directors has determined that Mr. Maxwell qualifies as an “audit committee financial expert” under the rules of the SEC.

Board Nominations

We have no standing nominating committee or specific policies or procedures for nomination of board candidates. If the board determines to seek additional candidates in the future, it may create a nominating committee. The board expects that it, or any nominating committee, would identify and qualify new candidates for directors based primarily on the following criteria:

•	judgment, character, expertise, skills and knowledge useful to the oversight of our business;

•	diversity of viewpoints, backgrounds, experiences and other demographics;

•	business or other relevant experience; and

•	the extent to which the interplay of the candidate’s expertise, skills, knowledge and experience with that of other directors will build a board of directors that is effective, collegial and responsive to our needs.

If the board considers additional director candidates in the future, the board intends to consider the entirety of each candidate’s credentials and does not have any specific minimum qualifications that must be met in order for a candidate to be recommended as a nominee. However, the board does believe that all its members should have (i) the highest character and integrity, (ii) sound business judgment and an inquiring mind as well as expertise that adds to the composition of the board of directors, (iii) professional experience, education and interest in, and capacity for understanding the complexities of, our operations, (iv) a reputation for working constructively with others, (v) sufficient time to devote to board of directors’ matters and (vi) no conflict of interest that would interfere with performance as a director.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Controller and other finance organization employees. The Code of Ethics is publicly available as an exhibit to our Annual Report on Form 10-KSB for the year ended March 31, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.
     To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended March 31, 2005 and on any written representation by any of such persons, we believe all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% shareholders were complied with for such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth, in summary form, the compensation earned in fiscal years 2005, 2004 and 2003 by our current and former Chief Executive Officer and each of the other four most highly compensated executive officers (whom we refer to collectively as the “named executive officers”).

Summary Compensation Table

				Long Term
		Annual Compensation		Compensation Awards
	Fiscal			Securities Underlying
Name and Principal Position	Year	Salary ($)	Bonus ($)	Options (#)
Sam B. Humphries(1)	2005	50,558	29,875	400,000
President and CEO

Daniel G. Holman(2)	2005	224,019	—	100,000
Chairman and CFO	2004	212,192	—	—
	2003	201,183	—	50,000

Susan Hartjes Holman	2005	153,692	—	75,000
COO	2004	145,754	—	—
	2003	136,754	—	40,000

Arie J. Koole	2005	137,219	—	50,000
Controller	2004	120,546	—	—
Managing Director Dutch subsidiaries	2003	87,441	—	40,000

Christopher Harris(3)	2005	131,921	—	50,000
Former VP Research & Development	2004	108,374	—	—
Managing Director UK subsidiary	2003	87,370	—	40,000

Larry Heinemann	2005	106,346	17,960	75,000
VP Sales & Marketing	2004	91,692	15,500	—
	2003	88,050	1,400	40,000

(1) Effective January 1, 2005, Mr. Humphries was appointed our President and Chief Executive Officer.

(2) Mr. Holman resigned as our President and Chief Executive Officer effective January 1, 2005. Mr. Holman continues to serve as a director and as Chief Financial Officer.

(3) We terminated the services of Mr. Harris after the end of fiscal 2005.

Option Grants in Fiscal 2005

The following table sets forth information concerning option grants granted to each of the named executive officers during fiscal year 2005. The outstanding options listed below may be exercised only upon the vesting of the options. Mr. Humphries’ options vest in one-quarter installments over a three-year period beginning in January 2005. Mr. Holman’s options vested 50% in January 2005 and will vest 25% in each of January 2006 and 2007. The options granted to each of the other named executive officers vest 50% on each of December 21, 2005 and 2006.

Option Grants in Fiscal 2005

	Individual Grants
	Number of	Percentage of
	Securities	Total Options
	Underlying	Granted to
	Options	Employees in	Exercise Price	Expiration
Name	Granted	Fiscal 2005	($/Unit)	Date
Sam B. Humphries	400,000	44.57%	$5.19	01/01/2015
Daniel G. Holman	100,000	11.14%	$5.19	01/01/2015
Susan Hartjes Holman	75,000	8.36%	$5.30	12/21/2009
Arie J. Koole	50,000	5.57%	$5.30	12/21/2009
Christopher Harris	50,000	5.57%	$5.30	12/21/2009
Larry Heinemann	75,000	8.36%	$5.30	12/21/2009

Option Exercises in Fiscal 2005 and Fiscal Year-End Option Values

None of our named executive officers exercised stock options during fiscal 2005. The following table sets forth the number of shares of common stock subject to options and the value of those options held by each of the named executive officers as of March 31, 2005. The table assumes a per share price of $3.95, which was the closing bid price on March 31, 2005.

			Number of Securities Underlying		Value of Unexercised
			Unexercised		In-the-Money
			Options at Fiscal Year End (#)		Options at Fiscal Year End ($)
	Shares	Value
	Acquired	Realized
Name	on Exercise	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Sam B. Humphries	—	—	168,000	312,000	$88,100	$20,400

Daniel G. Holman	—	—	110,000	70,000	$132,000	$57,000

Susan Hartjes Holman	—	—	71,500	53,500	$83,900	$45,600

Arie J. Koole	—	—	55,666	41,000	$78,732	$45,600

Christopher Harris	—	—	55,666	41,000	$78,732	$45,600

Larry Heinemann	—	—	68,166	53,500	$78,732	$45,600

Employment Agreements

Effective January 1, 2005, Sam B. Humphries became our President and Chief Executive Officer under a written employment agreement with us. This agreement provides Mr. Humphries with an annual base salary of $239,000, subject to annual review. Mr. Humphries is entitled to receive quarterly cash bonuses, ranging from 30% to 60% of his base salary, based on achieving quarterly net sales goals set by our board. In addition, Mr. Humphries is entitled to receive quarterly cash bonuses, ranging from 20% to 40% of his base salary, based on achieving quarterly operating income (loss) goals set by our board. We also granted him options to acquire 400,000 shares of our common stock at an exercise price of $5.19 per share. The options will vest contingent upon Mr. Humphries’ continued employment in one-quarter installments over a three-year period, beginning on the effective date of his agreement. The options will fully vest upon a change in control of our company.

The employment agreement with Mr. Humphries has a one-year term, unless terminated earlier, and will continue to automatically renew on a year-to-year basis. The agreement provides that upon termination of the agreement by us for “good cause” (as defined in the agreement), we will pay him only the base salary accrued but unpaid through the date of termination. However, if we terminate Mr. Humphries’ employment because we fail to achieve 100% of the budgeted targets for both net sales and operating income(loss) for five consecutive fiscal quarters, we must pay him an amount equal to 50% of his base salary in effect at the time of termination. If the agreement is terminated (i) without good cause by us, (ii) at the end of the term without renewal, (iii) voluntarily by Mr. Humphries as a result of us imposing material and adverse changes to his principal duties without his consent or (iv) voluntarily by Mr. Humphries after we move our principal executive office more than 100 miles from its current location without his consent, then Mr. Humphries will be entitled to receive an amount equal to 160% of his base salary in effect at the time of termination as well as any base salary accrued but unpaid through the date of termination. The agreement also contains non-competition and non-solicitation provisions, which apply during the term of the agreement and for one year thereafter.

Effective January 1, 2005, we entered into an employment and consulting agreement with Daniel G. Holman. Mr. Holman will serve as Chairman of our Board during the first year of the agreement and as a part-time consultant with the continuing title of Chairman during the second year of the agreement. He also serves as our Chief Financial Officer. Mr. Holman’s agreement provides Mr. Holman with a base salary of $239,000 per year during the first year of the agreement, and a consulting fee of $100,000 per year during the second year of the agreement. We also granted him options to purchase 100,000 shares of our common stock at an exercise price equal to $5.19 per share. The options vested 50% on the effective date of his agreement and will vest 25% on each of the first and second anniversaries of the agreement. The options will fully vest upon a change in control of our company.

The employment and consulting agreement with Mr. Holman provides that upon termination of the agreement by us for “good cause” (as defined in the agreement), we will pay him only his base salary or consulting fees accrued but unpaid through the date of termination. If the agreement is terminated (i) without good cause by us, (ii) voluntarily by Mr. Holman as a result of us imposing material and adverse changes to his principal duties without his consent or (iii) voluntarily by Mr. Holman after we move our principal executive office more than 100 miles from its current location without his consent, then we must pay Mr. Holman any base salary or consulting fees accrued but unpaid through the date of termination, plus an amount equal to the sum of his annual base salary and consulting fees payable during the balance of the term of this agreement as if the agreement had not been terminated. This agreement also contains non-competition and non-solicitation provisions, which apply during the term of the agreement and one year thereafter.

We also have employment agreements with each of Susan Hartjes Holman and Larry Heinemann. The employment agreement of each executive specifies a base salary subject to annual adjustment by mutual agreement of the employee and us, and a severance payment to the employee upon employment termination without cause as defined. Any severance amounts payable under the agreement are limited to the employee’s base salary for not less than four months and not longer than twelve months after employment termination, depending on the employee’s years of service. Contemporaneously with the execution of their employment agreements, each of these executives executed an Employee Confidentiality, Inventions, Non-Solicitation and Non-Compete Agreement, under which the executive agreed not to disclose confidential information, to assign to us without charge all intellectual property relating to our business which is created or conceived during the term of employment, to not encourage employees to leave our employment for any reason and to not compete with us during the term of employment and for a period of eighteen months thereafter. Also, in connection with the execution of these agreements, we granted these executives varying amounts of stock options to purchase our common stock at the fair market value at date of grant of $7.50 per share. All of these options have lapsed without exercise.

Stock Option Plans

2002 Stock Option Plan

Our 2002 Stock Option Plan provides for the grant of incentive stock options (options that qualify for special tax treatment under Section 422 of the Internal Revenue Code) and non-qualified stock options. Incentive stock options may be granted only to our employees, including employees of any of our subsidiaries. Non-qualified stock options may be granted to our employees, directors, non-employees or consultants. A total of 650,000 shares of our common stock are available under the plan. As of the date hereof, 16,900 shares remain available for grant. The plan will terminate in July 2007, unless terminated earlier by our board.

Options granted pursuant to the 2002 Stock Option Plan are exercisable, if vested, during a term ending not more than five years from the date of grant. The board may determine at the time of grant whether the entire amount of the options can be exercised at one time or in successive stages. However, upon our change of control, all options vest. The price of the shares subject to the options can be not less than 100% of the fair market value of our common stock on the date of grant. For an employee who already owns more than 10% of our common stock, the exercise price must be at least 110% of the fair market value on the date of grant. We receive no consideration from the key employees to whom we grant options except insofar as certain provisions of the options relating to non-transfer and exercise encourage employees to remain in our employ.

At our 2005 annual meeting of shareholders, we are seeking shareholder approval of the following amendments to our 2002 Stock Option Plan:
•	increasing the total number of shares of common stock issuable under the plan to 990,000 shares from 650,000 shares;

•	extending the last date on which we can grant options under the plan to July 31, 2010;

•	allowing the grant of incentive stock options with exercise terms of up to 10 years but only to individuals who do not own 10% or more of our common stock on the date of grant;

•	giving complete discretion to our Compensation Committee to set the grant terms and conditions for the exercise of options after an employee terminates employment with us, becomes disabled or dies; and

•	changing the definition of a change of control of our company.

1997 Stock Option Plan

Our 1997 Stock Option Plan terminated in 2003, except as to the 70,859 of options granted under the plan before it lapsed. The Plan provided for the grant of incentive stock options (options that qualify for special tax treatment under Section 422 of the Internal Revenue Code) and non-qualified stock options. Incentive stock options may be granted only to our employees, including employees of any of our subsidiaries. Non-qualified stock options may be granted to our employees, directors, non-employees or consultants.

1995 Stock Option Plan

Our 1995 Stock Option Plan provides for the grant only of non-qualified stock options. These stock options may be granted to our employees, directors, non-employees and consultants. A total of 449,998 shares of common stock have been reserved under the plan. As of the date hereof, 45,431 shares remain available for grant.

Federal Income Tax Consequences of the Operation of the Stock Option Plans

Options granted under the 2002 Plan are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code. If an optionee purchases shares upon exercise of an incentive option and does not dispose of them before the end of the required holding period, the optionee will recognize gain or loss only upon the ultimate disposition of the shares (except to the extent that the optionee is subject in the year of option exercise to the “alternative minimum tax” provided for by Sections 56 through 58 of the Internal Revenue Code). Assuming the shares constitute capital assets in the optionee’s hands, this recognized gain or loss will be treated as long-term capital gain or loss. In this situation, we will not be entitled to a deduction in connection with the issuance or exercise of the options.

Director Compensation

Non-employee board members receive $500 per board meeting and $500 per Audit Committee meeting attended. In addition, directors participate in our stock option plan. As of July 8, 2005, Messrs. Pitlor and Maxwell each hold options to purchase 100,000 shares of common stock and Mr. Jamison holds options to purchase 120,000 shares of common stock. The exercise price of the options range from $1.10 to $6.75 per share. We pay no additional remuneration to Messrs. Humphries or Holman for serving as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows how many shares of our common stock were beneficially owned as of July 8, 2005, by (i) each person known to us to be the beneficial owner of more than five percent of our common stock, (ii) each director, (iii) each of our named executive officers and (iv) all directors and executive officers as a group. Unless otherwise noted, to our knowledge, the shareholders listed in the table have sole voting and investment power with respect to the shares of common stock owned by them.

		Percent of
	Number of Shares	Common Stock
Name of Beneficial Owner	Beneficially Owned	Outstanding
SF Capital Partners Ltd. (1)	1,000,000	14.6%
Bruce Mindich, M.D. (2)	841,927	12.3%
Bonanza Master Fund, Ltd. (3)	571,428	8.3%
Heartland Advisors, Inc. (4)	500,000	7.3%
Daniel G. Holman (5)	524,899	7.4%
Susan Hartjes Holman (6)	524,899	7.4%
R. Patrick Maxwell (7)	112,584	1.6%
Joel R. Pitlor (8)	117,667	1.7%
Sam B. Humphries (9)	168,000	2.4%
Thomas E. Jamison (10)	89,100	1.3%
Larry Heinemann (11)	80,916	1.2%
Arie J. Koole (12)	65,332	*
All directors and executive officers as group (13)	1,214,498	15.9%

*	Represents beneficial ownership of less than one percent of our common stock.

(1)	The address of SF Capital Partners Ltd. is c/o Stark Offshore Management, LLC, 3600 South Lake Drive, St. Francis, Wisconsin 53235. Excludes 500,000 shares issuable upon the exercise of warrants. The warrants are exercisable immediately and expire in April 2010. However, such warrants are subject to exercise caps that preclude the holder thereof from utilizing its exercise rights to the extent that it would beneficially own in excess of 4.9% and 9.9% of our outstanding common stock, giving effect to such exercise. The holder may waive the 4.9% ownership cap but such waiver will not be effective until the 61st day after delivery thereof. As a result, the holder is not deemed to be a beneficial owner of the shares underlying the warrants as of July 8, 2005.

Michael A. Roth and Brian J. Stark are the managing members of Stark Offshore Management, LLC, which acts as investment manager and has sole power to direct the management of SF Capital Partners. Through Stark Offshore Management, Messrs. Roth and Stark possess voting and dispositive power over the shares held by SF Capital Partners and therefore may be deemed to be beneficial owners of the shares. Messrs. Roth and Stark disclaim such beneficial ownership based on Schedule 13G filed May 3, 2005.

(2)	Dr. Mindich’s address is c/o Hearts Plus Management Corporation, 200 Route 17 North, Paramus, New Jersey 07652. Of the shares listed, 541,665 shares are beneficially owned by the Mindich Family Limited Liability Company, the General Member of which is Dr. Mindich. Excludes 183,332 shares issuable upon exercise of warrants that are not currently exercisable.

(3)	The address of Bonanza Master Fund, Ltd. is 300 Crescent Court, Suite 1740, Dallas, Texas 75201. Excludes 285,714 shares issuable upon the exercise of warrants. The warrants are exercisable immediately and expire in April 2010. However, such warrants are subject to exercise caps that preclude the holder thereof from utilizing its exercise rights to the extent that it would beneficially own in excess of 4.9% and 9.9% of our outstanding common stock, giving effect to such exercise. The holder may waive the 4.9% ownership cap but such waiver will not be effective until the 61st day after delivery thereof. As a result, the holder is not deemed to be a beneficial owner of the shares underlying the warrants as of July 8, 2005. Bonanza Master Fund, Ltd. and Bonanza Capital, Ltd. have shared voting and investment power over the shares. Based on Schedule 13G filed May 2, 2005.

(4)	The address of Heartland Advisors is 789 North Water Street, Milwaukee, Wisconsin 53202. Heartland Advisors and William J. Nasgovitz, President and a principal shareholder of Heartland Advisors, may be deemed to have shared voting and investment power over the shares. Each disclaims beneficial ownership over the shares. Based on Schedule 13G/A filed April 8, 2005. Excludes 50,000 shares issuable upon exercise of warrants that are not currently exercisable.

(5)	Includes 120,000 shares that Mr. Holman may acquire upon exercise of options and warrants that are exercisable within 60 days of July 8, 2005. Includes 119,915 shares beneficially owned by Mr. Holman’s spouse, Susan Hartjes Holman, as to which shares Mr. Holman disclaims beneficial ownership. Excludes 66,665 shares issuable upon exercise of warrants that are not currently exercisable.

(6)	Includes 79,500 shares that Ms. Holman may acquire upon exercise of options and warrants that are exercisable within 60 days of July 8, 2005. Includes 404,984 shares beneficially owned by Ms. Holman’s spouse, Daniel G. Holman, as to which shares Ms. Holman disclaims beneficial ownership. Excludes 1,783 shares issuable upon exercise of warrants that are not currently exercisable.

(7)	Mr. Maxwell’s address is 2444 Byrnes Road, Minnetonka, Minnesota 55305. Includes 69,000 shares that Mr. Maxwell may acquire upon exercise of options and warrants that are exercisable within 60 days of July 8, 2005. Excludes 10,050 shares issuable upon exercise of warrants that are not currently exercisable.

(8)	Mr. Pitlor’s address is 237 Moody Street, Waltham, Massachusetts 02453. Includes 69,000 shares that Mr. Pitlor may acquire upon exercise of options that are exercisable within 60 days of July 8, 2005.

(9)	Includes 168,000 shares that Mr. Humphries may acquire upon exercise of options that are exercisable within 60 days of July 8, 2005. Of the shares listed, 50,000 shares are beneficially owned by the Executive Advisory Group, the President of which is Mr. Humphries.

(10)	Mr. Jamison’s address is 3902 IDS Center, 80 South Eighth Street, Minneapolis, Minnesota 55402. Includes 89,000 shares that Mr. Jamison may acquire upon exercise of options that are exercisable within 60 days of July 8, 2005.

(11)	Includes 76,166 shares that Mr. Heinemann may acquire upon exercise of options and warrants that are exercisable within 60 days of July 8, 2005. Excludes 1,250 shares issuable upon exercise of warrants that are not currently exercisable.

(12)	Mr. Koole’s address is Hofkamp 2, 6161 DC Geleen, The Netherlands. Includes 63,666 shares that Mr. Koole may acquire upon exercise of options that are exercisable within 60 days of July 8, 2005.

(13)	Includes 785,332 shares that our directors and executive officers may acquire upon exercise of options and warrants that are exercisable within 60 days of July 8, 2005. Excludes 79,748 shares issuable upon exercise of warrants that are not currently exercisable.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In January 2002, we entered into a consulting agreement with Joel R. Pitlor, one of our directors, for management consulting services. Compensation under the agreement was $2,000 per month. The agreement was terminated as of June 30, 2005.

In April 2003, we entered into a consulting agreement with Executive Advisory Group (“EAG”) for general management advice and guidance as well as strategic and tactical planning services. Sam B. Humphries, our President and Chief Executive Officer, is President of EAG. We initially paid EAG $4,000 per month for Mr. Humphries’ services, but increased the monthly fee to $6,000 in connection with the increased use of Mr. Humphries’ time. We have also granted EAG a five-year option to purchase up to 50,000 shares of our common stock, exercisable at $2.80 per share. The agreement was terminated on January 1, 2005.

On April 18, 2005, we entered into an exclusive manufacturing and distribution agreement with CystoMedix. Sam B. Humphries, our President and Chief Executive Officer, is a former director and consultant of CystoMedix. In connection with his former service to CystoMedix (which terminated prior to negotiations of this agreement), he received 200,000 options to purchase CystoMedix common stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits incorporated by reference.

Number	Description
2.1	First Amended Joint Plan of Reorganization (Modified) of the Company dated January 31, 1994 (Filed as Exhibit 8.1 to Form 10-SB)

3.1	Articles of Incorporation of Uroplasty, Inc. (Filed as Exhibit 2.1 to Form 10-SB)

3.2	Bylaws of Uroplasty, Inc. (Filed as Exhibit 2.2 to Form 10-SB)

4.1	Form of Stock Certificate of the Company representing shares of the Company’s Common Stock (Filed as Exhibit 3.1 to Form 10-SB)

10.1	Settlement Agreement and Release dated November 30, 1993 by and between Bioplasty, Inc., Bio-Manufacturing, Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A. Beisang III, MD and Robert A. Ersek, MD (Filed as Exhibit 6.1 to Form 10-SB)

10.2	Purchase and Sale Agreement dated December 1, 1995 by and among Bio-Vascular, Inc., Bioplasty, Inc., and Uroplasty, Inc. (Filed as Exhibit 6.2 to Form 10-SB)

10.3	License Agreement dated December 1, 1995 by and between Bio-Vascular, Inc. and Uroplasty, Inc. (Filed as Exhibit 6.3 to Form 10-SB)

10.4	Lease Agreement dated January 10, 1995 between Summer Business Center Partnership and Uroplasty, Inc. (Filed as Exhibit 6.4 to Form 10-SB)

10.5	Unsecured $640,000 Promissory Note dated March 30, 1994 by and between Bioplasty, Inc., Uroplasty, Inc. and Bioplasty Product Claimants’ Trust (Filed as Exhibit 6.5 to Form 10-SB)

10.6	Agreement and Satisfaction dated January 30, 1995 by and between Bioplasty Product Claimants’ Trust and Bioplasty, Inc. (Filed as Exhibit 6.6 to Form 10-SB)

10.7	Asset Sale and Satisfaction of Debt Agreement dated June 23, 1995 by and between Bioplasty, Inc. and Uroplasty, Inc. (Filed as Exhibit 6.7 to Form 10-SB)

10.8	Executory Contract Assumption Stipulation dated December 28, 1993 by and between Bioplasty, Inc., Uroplasty, Inc., and Collagen Corporation (Filed as Exhibit 6.8 to Form 10-SB)

10.9	Settlement and License Agreement dated July 23, 1992 by and between Collagen Corporation, Bioplasty, Inc., and Uroplasty, Inc. (Filed as Exhibit 6.9 to Form 10-SB)

10.10	Employment Agreement between Uroplasty, Inc. and Daniel G. Holman dated December 7, 1999. (Filed as Exhibit 10.10 to Form 10-KSB/03-31-2000.)

Number	Description
10.11	Employment Agreement between Uroplasty, Inc. and Christopher Harris dated December 7, 1999. (Filed as Exhibit 10.11 to Form 10-KSB/03-31-2000.)

10.12	Employment Agreement between Uroplasty, Inc. and Susan Holman dated December 7, 1999. (Filed as Exhibit 10.13 to Form 10-KSB/03-31-2000.)

10.13	Employment Agreement between Uroplasty, Inc. and Larry Heinemann dated December 7, 1999. (Filed as Exhibit 10.14 to Form 10-KSB/03-31-2000.)

10.14	Agreement, dated October 14, 1998, by and between Uroplasty, Inc. and Samir M. Henalla (pertaining to Macroplastique Implantation System). (Filed as Exhibit 10.15 to Form 10-KSB/A /03-31-2001)

10.15	Employment Agreement between Uroplasty, Inc. and Mr. Marc Herregraven dated November 15, 2002. (Filed as Exhibit 10.15 to Form 10-KSB/03-31-2003)

10.16	Consulting Agreement between Uroplasty, Inc. and Executive Advisory Group dated April 1, 2003. (Filed as Exhibit 10.16 to Form 10-KSB/03-31-2003)

10.17	Stock Option Agreement between Uroplasty, Inc. and Executive Advisory Group dated April 1, 2003. (Filed as Exhibit 10.17 to Form 10-KSB/03-31-2003)

10.18	Consulting Agreement between Uroplasty, Inc. and CCRI Corporation dated April 1, 2003. (Filed as Exhibit 10.18 to Form 10-KSB/03-31-2003)

10.19	Manufacturing and Distribution Agreement with CL Medical SAS dated September 2, 2004 (Filed as Exhibit 10.19 to Form 10-QSB/09-30-2004)
10.20	Employment Agreement with Sam B. Humphries dated January 1, 2005 (Filed as Exhibit 10.1 to Form 10-QSB/12-31-2004)

10.21	Employment and Consulting Agreement with Daniel G. Holman dated January 1, 2005 (Filed as Exhibit 10.2 to Form 10-QSB/12-31-2004)

10.22	Exclusive Manufacturing and Distribution Agreement with Cystomedix, Inc. dated April 18, 2005 (Filed as Exhibit 10.19 to Form 8-K/04-18-2005)

10.23	(Form of) Securities Purchase Agreement dated April 21, 2005 (Filed as Exhibit 10.20 to Form 8-K/04-26-2005)

10.24	(Form of) Warrant (Filed as Exhibit 10.21 to Form 8-K/04-26-2005)

10.25	(Form of) Registration Rights Agreement dated April 21, 2005 (Filed as Exhibit 10.22 to Form 8-K/04-26-2005)

16	Letter re Change in Certifying Accountant, dated July 29, 2004 (Filed as Exhibit 16 to Form 10-KSB/03-31-2004)

     (b) The following exhibits are filed as part of this report:

Number	Description
10.26*	Business Loan Agreement and related Promissory Note dated March 24, 2005 with Venture Bank

13*	Financial Statements

21*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm – McGladrey & Pullen, LLP

23.2*	Consent of Independent Registered Public Accounting Firm – KPMG LLP

31	Certifications by the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications by the CEO and CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the original Form 10-KSB for the fiscal year ended March 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Our Audit Committee has not yet selected our independent registered public accounting firm for the fiscal year ending March 31, 2006. McGladrey & Pullen, LLP served as our independent registered public accounting firm in fiscal year 2005 and has no relationship with us other than that arising from its employment as our independent registered public accounting firm.
Fees Incurred by the Company
     The following table shows the fees billed to us for the audit and other services provided by KPMG and McGladrey & Pullen, LLP for fiscal years 2005 and 2004.

	2005	2004
Audit Fees (KPMG) (1)	$7,000	$105,500
Audit-Related Fees (2)	—	20,000
Tax Fees (3)	—	9,000
Audit Fees (McGladrey) (1)	147,243	—
Audit Related Fees (2)	9,645	—

(1)	Audit fees consist of fees for professional services rendered for the audit of the consolidated financial statements and the review of the consolidated financial statements included in our quarterly reports and services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit-related fees are principally for professional services rendered for technical accounting consulting and research and in fiscal year 2005 related to the potential acquisition and related licensing arrangements entered into by the Company.

(3)	Tax services fees consist of compliance fees for the preparation of original and amended tax returns, claims for refunds and tax payment planning services for tax compliance, tax planning and tax advice.
     Our Audit Committee determined that the provision of these non-audit services was compatible with maintaining the independence of McGladrey & Pullen and KPMG and pre-approved the expenditure of these fees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 3, 2005	UROPLASTY, INC.

	By	/s/ Sam B. Humphries

Sam B. Humphries
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title / Capacity	Date

/s/ Sam B. Humphries	President, Chief Executive Officer and	August 3, 2005

Sam B. Humphries	Director (Principal Executive Officer)

/s/ Daniel G. Holman	Chief Financial Officer and	August 3, 2005

Daniel G. Holman	Director (Principal Financial and Accounting Officer)

/s/ Joel R. Pitlor	Director	August 3, 2005

Joel R. Pitlor

/s/ R. Patrick Maxwell	Director	August 3, 2005

R. Patrick Maxwell

/s/ Thomas E. Jamison	Director	August 3, 2005

Thomas E. Jamison