Form 10QSB
period 2005-06-30
UROPLASTY INC
filed 2005-08-10
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly Report Under section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005
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
     YES ☑ NO ☐
The number of shares outstanding of the issuer’s only class of common stock on August 1, 2005 was 6,846,739.
Transitional Small Business Disclosure Format:
     YES ☐ NO ☑

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	March 31, 2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$6,958,238	$1,492,684
Accounts receivable, net	920,824	944,527
Inventories	700,390	547,476
Income tax receivable	91,636	114,189
Other	248,105	161,920

Total current assets	8,919,193	3,260,796

Property, plant, and equipment, net	1,077,918	1,040,253

Intangible assets, net	289,676	39,100

Deferred tax assets	89,001	103,075

Total assets	$10,375,788	$4,443,224

See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	March 31, 2005
	(unaudited)
Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities — long-term debt	$41,616	$44,606
Accounts payable	361,886	362,994
Accrued liabilities	613,220	478,682
Warrant liability	2,058,971	—

Total current liabilities	3,075,693	886,282

Long-term debt — less current maturities	419,950	461,265
Accrued pension liability	302,919	303,781

Total liabilities	3,798,562	1,651,328

Shareholders’ equity:
Common stock $.01 par value; 20,000,000 shares authorized, 6,846,739 and 4,699,597 shares issued and outstanding at June 30, 2005 and March 31, 2005, respectively	68,467	46,996
Additional paid-in capital	14,796,566	9,366,644
Accumulated deficit	(7,953,700)	(6,491,387)
Accumulated other comprehensive loss	(334,107)	(130,357)

Total shareholders’ equity	6,577,226	2,791,896

Total liabilities and shareholders’ equity	$10,375,788	$4,443,224

See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
Net sales	$1,645,653	$1,752,496
Cost of goods sold	420,828	463,558

Gross profit	1,224,825	1,288,938

Operating expenses
General and administrative	690,564	391,112
Research and development	630,598	580,053
Selling and marketing	664,033	527,957

	1,985,195	1,499,122

Operating loss	(760,370)	(210,184)

Other income (expense)
Interest income	27,380	5,879
Interest expense	(4,809)	(5,184)
Warrant expense	(686,295)	—
Foreign currency exchange loss	(1,199)	(9,411)

	(664,923)	(8,716)

Loss before income taxes	(1,425,293)	(218,900)

Income tax expense	37,020	66,459

Net loss	$(1,462,313)	$(285,359)

Basic and diluted loss per common share	$(0.23)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	6,351,245	4,591,136
See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Quarter ended June 30, 2005

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2005	4,699,597	$46,996	$9,366,644	$(6,491,387)	$(130,357)	$2,791,896

Private Placement	2,147,142	21,471	7,493,526	—	—	7,514,997

Costs of Private Placement	—	—	(690,928)	—	—	(690,928)

Net loss	—	—	—	(1,462,313)	—	(1,462,313)

Translation adjustment	—	—	—	—	(208,159)	(208,159)

Additional pension liability	—	—	—	—	4,409	4,409

Total comprehensive loss						(1,666,063)

Balance at June 30, 2005	6,846,739	$68,467	$16,169,242	$(7,953,700)	$(334,107)	$7,949,902

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,462,313)	$(285,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,319	40,822
Loss on disposal of assets	—	2,281
Warrant expense	686,295	—
Deferred tax assets	7,453	16,220
Changes in operating assets and liabilities:
Accounts receivable	(37,436)	38,924
Inventories	(222,364)	39,201
Other current assets	(92,228)	(15,511)
Accounts payable	11,650	(2,301)
Accrued liabilities	165,265	(16,849)
Accrued pension liability	19,613	(3,851)
Additional pension liability	—	1,824

Net cash used in operating activities	(869,746)	(184,599)

Cash flows from investing activities:
Payments for property, plant and equipment	(129,474)	(38,748)
Payments for intangible assets	(266,667)	(2,656)

Net cash used in investing activities	(396,141)	(41,404)

Cash flows from financing activities:
Repayment of long-term debt	(10,819)	(10,381)
Net proceeds from issuance of common stock	6,824,069	41,130

Net cash provided by financing activities	6,813,250	30,749

Effect of exchange rates on cash and cash equivalents	(81,809)	(214)

Net increase (decrease) in cash and cash equivalents	5,465,554	(195,468)

Cash and cash equivalents at beginning of period	1,492,684	2,697,670

Cash and cash equivalents at end of period	$6,958,238	$2,502,202

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,056	$5,496
Cash paid during the period for income taxes	15,281	24,133
See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
We have prepared our condensed consolidated financial statements included in this Form 10-QSB, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. The consolidated results of operations for any interim period are not necessarily indicative of results for a full year. These condensed consolidated statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended March 31, 2005.
The condensed consolidated financial statements presented herein as of June 30, 2005 and for the three-month periods ended June 30, 2005 and 2004 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, inventories, foreign currency translation and transactions, and impairment of long-lived assets, each of which is more fully described in our Annual Report on Form 10-KSB for the year ended March 31, 2005. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three-month period ended June 30, 2005, and have made no changes to these policies during fiscal 2006.
2. Nature of Business and Corporate Liquidity
We currently sell our products outside of the United States and are pursuing regulatory approvals to market our products in the United States. We anticipate increasing our sales and marketing activities in the U.S. once we obtain such approvals. The FDA approval process can be costly, lengthy and uncertain.
In March 2005, we entered into a business loan agreement with Venture Bank, pursuant to which we may borrow up to $500,000 on a revolving basis. All amounts which the bank advances to us are due in March 2006, unless the bank renews the agreement. Amounts advanced to us accrue interest at a variable rate of 1% in excess of the published prime rate in the Wall Street Journal, with a minimum rate of 6% per annum. We are obligated to pay interest monthly on the outstanding principal balance. Advances under this agreement are secured by substantially all our assets. At June 30, 2005 we had no outstanding balance under the agreement.
In April 2005, we conducted a private placement of common stock in which we sold 2,147,142 shares of our common stock at a price per share of $3.50, together with warrants to purchase 1,180,928 shares of common stock, for an aggregate purchase price of approximately $7.5 million. The stock sale proceeds are offset by costs of approximately $700,000, resulting in net proceeds of approximately $6.8 million. The warrants are exercisable for five years at an exercise price of $4.75 per share.
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

3. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	June 30, 2005	March 31, 2005
Raw materials	$302,901	$193,980
Work-in-process	121,735	75,337
Finished goods	275,754	278,159

	$700,390	$547,476

4. Intangible Assets
Intangible assets are comprised of patents, trademarks and licensed technology which are amortized on a straight-line basis over their estimated useful lives or contractual terms, whichever is less.

		June 30, 2005
		Gross
	Estimated	Carrying	Accumulated
	Lives (Years)	Amount	Amortization	Net value
Licensed technology	5	$292,957	$33,051	$259,906
Patents and inventions	6	237,900	208,130	29,770

Totals		$530,857	$241,181	$289,676

		March 31, 2005
Licensed technology	5	$26,290	$19,718	$6,572
Patents and inventions	6	237,899	205,371	32,528

Totals		$264,189	$225,089	$39,100

Estimated annual amortization for these assets for the years ended March 31, are as follows:

Remainder of 2006	$48,275
2007	59,656
2008	59,091
2009	58,987
2010	56,704
Thereafter	6,963

$289,676

5. Comprehensive Loss
Comprehensive loss consists of net loss, and the translation adjustments as follows:

	Three Months Ended
	June 30,
	2005	2004
Net loss	$(1,462,313)	$(285,359)
Items of other comprehensive income (loss):
Translation adjustment	(208,159)	(23,572)
Additional pension liability	4,409	941

Comprehensive loss	$(1,666,063)	$(307,990)

6. Reconciliation of Net Loss and Per Share Amounts Used in EPS Calculation
Basic and diluted loss per common share is calculated by dividing net loss by the weighted-average common shares outstanding during the period.

Basic and
Diluted Loss
Per Share
For the three months ended:
June 30, 2005
Net loss	$(1,462,313)
Weighted average shares	6,351,245

Per share amount	$(0.23)

For the three months ended:
June 30, 2004
Net loss	$(285,359)
Weighted average shares	4,591,136

Per share amount	$(0.06)

The following options and warrants outstanding at June 30, 2005 and 2004 to purchase shares of common stock were excluded from diluted loss per share, because of their anti-dilutive effect:

	Number of	Range of Exercise
	Options/Warrants	Prices
For the three months ended:
June 30, 2005	3,706,338	$0.90 to $10.50
June 30, 2004	1,710,069	$0.90 to $10.50

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
Consulting Agreements
On April 1, 2003, we executed a consulting agreement with CCRI Corporation (CCRI) to provide investor relations and development services. We pay CCRI a monthly fee of $4,000 plus expenses. CCRI received 35,000 shares of fully vested restricted common stock, and vested warrants to purchase 50,000 shares of common stock at an exercise price of $3.00 per share, and received vested warrants to purchase 50,000 shares of common stock at an exercise price of $5.00 per share on November 2, 2003. We fully amortized the fair value of the common stock and warrants in fiscal 2004. On April 1, 2005, we extended the agreement for one year. The monthly fee of $4,000 plus expenses remained the same.
Warrants
As a result of our suspension of the exercise of the 706,218 warrants originally issued in July 2002, in April 2005, we granted a like number of new common stock purchase warrants to the holders of the expired warrants. The new warrants will be exercisable at $2.00 per share for 45 days after the effective date of a new registration statement that we plan to file covering the shares underlying these warrants. In April 2005, we recognized a liability of $1.4 million associated with the grant of these new warrants. We reported additional expense of approximately $686,000 in the first quarter due to the increase in the fair value of these warrants at June 30, 2005.
8. Stock-based Compensation
Had we determined compensation cost based on the fair value at the grant date for our stock options issued to employees under SFAS 123, Accounting for Stock-Based Compensation, our net loss and per share amounts would have increased to the pro forma amounts shown below:

	Three Months Ended
	June 30,
	2005	2004
Net loss — As reported	$(1,462,313)	$(285,359)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(433,431)	(36,007)

Net loss — Pro forma	$(1,895,744)	$(321,366)

Net loss per common share — As reported:
Basic and diluted	$(0.23)	$(0.06)

Net loss per common share — Pro forma:
Basic and diluted	$(0.30)	$(0.07)

9. Savings and Retirement Plans
We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made no contributions in association with these plans in the United States for the quarters ended June 30, 2005 and 2004, respectively.
Our international subsidiaries have defined benefit retirement plans for eligible employees. These plans provide benefits based on each employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans. Pension plan assets are invested in insurance contracts. The defined benefit plan in The Netherlands is closed for new employees effective April 2005. As of that date, the Dutch subsidiary established a defined contribution plan. We froze our UK subsidiary’s defined benefit plan on December 31, 2004. On March 10, 2005, the UK subsidiary established a defined contribution plan.
The cost for our plan in The Netherlands includes the following components for the periods ended June 30, 2005 and 2004:

	Three Months Ended
	June 30,
	2005	2004
Gross service cost, net of employee contribution	$44,861	$34,033
Interest cost	25,835	21,412
Expected return on assets	(14,911)	(13,486)
Amortization	7,267	13,702

Net periodic retirement cost	$63,052	$55,661

Major assumptions used in the above calculations include:

	Three Months Ended
	June 30,
	2005	2004
Discount rate	4.50-5.25%	5.25-5.50%
Expected return on assets	4.00-5.00%	4.50-5.00%
Expected rate of increase in future
General	3%	3%
Individual	0%-3%	0%-3%
10. Foreign Currency Translation
We translate all assets and liabilities using period-end exchange rates. We translate statements of operations items using average exchange rates for the period. We record the resulting translation adjustment within accumulated other comprehensive loss, a separate component of shareholders’ equity. We recognize foreign currency transaction gains and losses in our consolidated statements of operations, including unrealized gains and losses on short-term intercompany obligations using period-end exchange rates. We recognize unrealized gains and losses on long-term intercompany obligations within accumulated other comprehensive loss, a separate component of shareholders’ equity.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and are not deemed to be long-term balances. For the three-months ended June 30, 2005 and 2004, we recognized foreign currency losses of $1,199 and $9,411, respectively.

11. Income Tax Expense
During the quarters ended June 30, 2005 and 2004, our Dutch subsidiaries recorded income tax expense of $37,020 and $66,459, respectively, as we have fully utilized our net operating loss carryforwards. We cannot use our U.S. net operating loss carryforwards to offset taxable income in foreign jurisdictions.
12. Business Segment Information
We sell Macroplastique®, a soft tissue bulking material, for the treatment of urinary incontinence. In addition, we market our soft tissue bulking material for additional indications, including for the treatment of vocal cord rehabilitation, fecal incontinence and soft tissue facial augmentation. At this time, we make sales only outside the United States. Our current objectives are to focus on obtaining U.S. regulatory approvals for Macroplastique and the I-Stop sling for treating stress urinary incontinence, or SUI, on obtaining U.S. regulatory approvals for the Urgent PC device for treating overactive bladder and on increasing market penetration and sales of Macroplastique for the treatment of SUI and vesicoureteral reflux and of PTQ™ Implants for the treatment of fecal incontinence in markets outside the U.S. We anticipate initiating marketing in the U.S. once we obtain the requisite approvals. The Macroplastique product line accounted for 70% and 79% of total net sales for the three-months ended June 30, 2005 and 2004, respectively. In addition, we sell specialized wound care products in The Netherlands and United Kingdom as a distributor.
Based upon the above, we operate in only one reportable segment consisting of medical products primarily for the urology market.
Information regarding operations in different geographies for the three-months ended June 30, 2005 and 2004 is as follows:

				Adjustments
	United	The	United	and
	States	Netherlands	Kingdom	Eliminations	Consolidated
Fiscal 2006

Sales to customers, three-months ended June 30, 2005	$—	$1,337,601	$457,770	$(149,718)	$1,645,653

Income tax expense, three-months ended June 30, 2005	—	37,020	—	—	37,020

Net income (loss), three-months ended June 30, 2005	(1,656,475)	(12,104)	44,414	161,852	(1,462,313)

Long-lived assets at June 30, 2005	619,125	741,071	7,398	—	1,367,594

Fiscal 2005

Sales to customers, three-months ended June 30, 2004	—	1,445,453	459,831	(152,788)	1,752,496

Income tax expense, three-months ended June 30, 2004	—	66,459	—	—	66,459

Net income (loss), three-months ended June 30, 2004	(554,046)	133,251	14,332	121,104	(285,359)

Long-lived asset at June 30, 2004	327,924	767,538	17,643	—	1,113,105

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We recommend that you read this Report on Form 10-QSB in conjunction with our Annual Report on Form 10-KSB for the year ended March 31, 2005.
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
In furtherance of our first key strategy above, we are concluding a multi-center human clinical trial using Macroplastique in a minimally invasive, office-based procedure for treating adult female stress urinary incontinence resulting from intrinsic sphincter deficiency. This is the weakening of the muscles that control the flow of urine from the bladder. We filed a pre-market approval (PMA) submission with the FDA describing Macroplastique use for this indication. In July 2005, the FDA recommended we conduct further testing, which we expect will delay possible approval of Macroplastique until late 2007. For the I-Stop tape, we submitted to the FDA a 510(k) pre-market notification application in August 2005. We are also responsible for obtaining and/or maintaining FDA and foreign regulatory approvals for the Urgent PC system. Although the Urgent PC device currently has U.S. pre-market clearance, in August 2005, we submitted our own 510(k) pre-market notification application for the version of the device we intend to sell. We will incur substantial expense in connection with these regulatory activities.
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
Impairment of Long-Lived Assets. Long-lived assets at June 30, 2005 consist of property, plant and equipment and intangible assets. We review our long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If we consider such assets impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three-months ended June 30, 2005 and 2004.
Results of Operations
Three-month period ended June 30, 2005 compared to three-month period ended June 30, 2004
Net Sales: In the first quarter ended June 30, 2005, net sales of all products were $1.6 million, representing a $107,000 or 6% decrease when compared to net sales of $1.8 million for the quarter ended June 30, 2004. Excluding fluctuations in foreign currency exchange rates, we had a sales decrease of approximately 10%. The Macroplastique product line accounted for 70% and 79% of total net sales, respectively, for the first quarter of fiscal 2006 and 2005. Two of our top six distributor markets, generated minimal sales in the quarter ended June 30, 2005, due in part to reimbursement changes which we expect to adversely impact our future sales in those markets. Additionally, the sling adoption rate for converting physician use of competitive sling devices to our I-Stop product in the United Kingdom was below our forecast. In those markets affected by reimbursement issues, and in the United Kingdom, we have launched a two-fold strategy to increase sales of our products. First, we are conducting workshops targeted to key incontinence surgeons. Second, we are seeking to broaden our patient base to include treatments for fecal incontinence and overactive bladder (OAB), which we will support with our platform of new products.
Gross Profit: Gross profit was $1.2 million and $1.3 million for the quarters ended June 30, 2005 and 2004, respectively, or 74% of net sales in both periods. Gross profit as a percentage of net sales in any one specific period may fluctuate, based on the following factors: our unit sales, our utilization of manufacturing capacity, the mix of products sold with different gross margins, the mix of customers (and different discounts to them), the mix of direct sales versus sales through distributors (with higher margins on direct sales), and currency fluctuations. Historically, the gross margin has ranged from approximately 70-80% of net sales.
General and Administrative Expense: General and administrative (“G&A”) expenses increased from $391,000 during the first quarter of fiscal 2005 to $691,000 during the first quarter of fiscal 2006. The G&A expense increase related to increased salary costs of $160,000, a $65,000 increase in accounting and legal professional fees, a $70,000 information technology (“IT”) consulting expense, and general price increases and fluctuations in foreign currency exchange rates. The increased salary cost relates to added personnel. The IT consulting expense relates to the expected implementation of a new computer software system.
Research and Development Expense: Research and development (“R&D”) expenses increased from $580,000 during the first quarter of fiscal 2005 to $631,000 during the first quarter of fiscal 2006. The increase in R&D expense is due to added personnel, general price increases and fluctuations in foreign currency exchange rates.
Selling and Marketing Expenses: Selling and marketing (“S&M”) costs increased from $528,000 during the first quarter of fiscal 2005 to $664,000 during the first quarter of fiscal 2006. The increase resulted from an $85,000 increase in personnel costs, increase in travel expenses, increased costs relating to trade-shows, conventions and congresses, and general price increases and fluctuations in foreign currency exchange rates. The increased personnel cost relates to added personnel.
Other Income (Expense): Other income (expense) includes interest income, interest expense, warrants expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Our financial results are subject to material fluctuations based on changes in currency exchange rates. Other expense was $665,000 and $8,700 for the first quarters ended June 30, 2005 and 2004, respectively.
In July 2002, we conducted a rights offering pursuant to which our stockholders purchased certain units consisting of shares of our common stock and common stock purchase warrants exercisable for two years at $2.00 per share. However, we suspended the exercise of the warrants when we delayed the filing of our annual report on Form 10-KSB for the fiscal year ended March 31, 2004. As a result, 706,218 of the warrants lapsed unexercised at July 31, 2004. In April 2005, we granted a like number of new common stock purchase warrants to the holders of the expired warrants. The new warrants will be exercisable at $2.00 per share for 45 days after the effective date of a new registration statement that we currently plan to file covering the shares underlying these warrants. In April 2005, we recognized a liability of $1.4 million associated with the grant of these warrants. We reported expense of approximately $686,000 in the first quarter due to the increase in the fair value of these warrants at June 30, 2005.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency losses of $1,200 and $9,400 for the first quarters ended June 30, 2005 and 2004, respectively.
Income Tax Expense: Our Dutch subsidiaries recorded income tax expense of $37,000 and $66,000 for the quarters ended June 30, 2005 and 2004, respectively, as they have fully utilized their net operating loss carryforwards. We cannot use the U.S. net operating loss carryforwards to offset taxable income in foreign jurisdictions. We expect continued profits for our Dutch subsidiaries and therefore continued income tax expenses. The Dutch income tax rate is 27% for €22,689 (approximately $27,000) of profit and 31.5% for amounts above €22,689.
Liquidity and Capital Resources
Cash Flows. As of June 30, 2005, our cash and cash equivalent balances totaled $7.0 million.
At June 30, 2005, we had working capital of approximately $5.8 million. During the first quarter of fiscal 2006, we used $900,000 of cash in operating activities, compared to $200,000 of cash used in the first quarter of fiscal 2005. The usage of cash was primarily attributable to the net loss incurred of $1,500,000 (adjustments to reconcile net loss to net cash used in operating activities totaled $750,000). Inventory increased by $200,000, due to production planning requirements and manufacturing lead times. Accounts receivable, other current assets, accounts payable and accrued expenses fluctuated due to the timing of payments and fluctuations in foreign currency exchange rates.
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
Sources of Liquidity. In March 2005, we entered into a business loan agreement with Venture Bank, pursuant to which we may borrow up to $500,000 on a revolving basis. All amounts which the bank advances to us are due in March 2006, unless the bank renews the agreement. Amounts advanced to us accrue interest at a variable rate of 1% in excess of the published prime rate in the Wall Street Journal, with a minimum rate of 6% per annum. We are obligated to pay interest monthly on the outstanding principal balance. Advances under this agreement are secured by substantially all our assets. At June 30, 2005 we had no outstanding balance under the agreement.
In April 2005, we conducted a private placement of common stock in which we sold 2,147,142 shares of our common stock at a price per share of $3.50, together with warrants to purchase 1,180,928 shares of common stock, for an aggregate purchase price of approximately $7.5 million. These proceeds were offset by costs of approximately $700,000, resulting in net proceeds of approximately $6.8 million. The warrants are exercisable for five years at an exercise price of $4.75 per share.
In connection with our April 2005 private placement, we agreed to file a registration statement with the SEC covering the resale of the shares (including those underlying the warrants) that we sold. We also agreed that, for each month after May 21, 2005, that we failed to file this registration statement, and for each month after July 20, 2005 that the SEC did not declare it effective, we would pay liquidated damages at a rate of 1% of the aggregate investment. We filed the registration statement on July 20, 2005 and the SEC declared it effective on July 29, 2005. Accordingly, we owe approximately $148,500 of liquidated damages to the investors, which will continue to accrue interest at 10% per annum until paid. We intend to seek a waiver from the investors of these liquidated damages, but we cannot assure that all or any of the investors will grant us this waiver. We recorded a liability in our financial statements beginning in the first quarter of fiscal 2006 related to these liquidated damages.
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
We expect to continue to incur significant costs for regulatory activities associated with obtaining regulatory approval in the United States for Macroplastique, the I-Stop sling and Urgent PC device. For fiscal 2006, we have budgeted approximately $4.2 million for our R&D expenses, including those we expect to incur in connection with the additional testing on Macroplastique recently recommended by the FDA. We also expect that during fiscal 2006, our selling and marketing expenses will increase as we prepare for the initial U.S. marketing of our products. In addition, we currently expect general and administrative expenses in fiscal 2006 to increase as we prepare to implement the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.

In April 2005, we entered into an exclusive manufacturing and distribution agreement with CystoMedix for the Urgent PC product. We paid CystoMedix an initial royalty payment of $225,000 which has been capitalized as licensed technology and will be amortized over the term of the agreement. Also, we are paying an additional $250,000 in 12 monthly installments of $20,833. We will also pay CystoMedix a 7% royalty on product sales. However, the 7% royalty is first offset against the monthly royalty installments.
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
We have a pension plan covering 16 employees in The Netherlands, reported as a defined benefit plan. We pay premiums to an insurance company to fund annuities for these employees. However, we are responsible for funding additional annuities based on continued service and future salary increases. This defined benefit plan is closed for new employees effective April 2005. As of that date, the Dutch subsidiary established a defined contribution plan that now covers new employees. We also closed our UK subsidiary’s defined benefit plan to further accrual for all employees effective December 31, 2004. In March 2005, the UK subsidiary established a defined contribution plan that now covers new employees.
Under our agreement with CL Medical for the I-Stop product, we have agreed to purchase our entire requirement of product components from CL Medical. Contingent on U.S. FDA clearance of the product for U.S. sale, we also have specified minimum purchase requirements of $240,000 of units in the first year thereafter, increasing to approximately $1.9 million of units over a five year period subject to periodic adjustment based on the value of the euro.
Repayments of our contractual obligations, consisting of royalties, notes payable, and operating leases, are summarized below:

		Payments Due by Period
		Remainder		Fiscal
		of Fiscal	Fiscal	2008 and
	Total	2006	2007	thereafter
Minimum royalty payments	$546,333	228,000	124,833	193,500
Notes payable	461,565	31,204	41,605	388,756
Operating lease commitments	356,805	228,900	96,490	31,415

Total contractual obligations	$1,364,703	488,104	262,928	613,671

ITEM 3. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures. Within the 90 days prior to the date of this report, our President and Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on this evaluation, these officers concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Internal Control Matters. We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. Except as described below, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2005, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In connection with a review of our consolidated financial statements for the year ended March 31, 2005 and the audit of those statements by our independent registered public accounting firm, we determined that our year-end financial statement closing process did not ensure that all significant elements of our consolidated financial statements were adequately reviewed. In our post-closing and audit processes, certain issues were discovered by us and our independent registered public accounting firm that resulted in adjustments to our consolidated financial statements, specifically with respect to our inventory valuation and income tax provision. We discovered these matters before our consolidated financial statements were completed, and they were properly accounted for in our financial statements. However, we have concluded that the failure to discover these items in our regular closing process was a result of a significant deficiency, resulting primarily from a lack of segregation of duties due to the size of our company and the geographic distance between our key financial personnel, that constitutes a material weakness in the design or operation of our internal controls over financial reporting.
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
Although the items described above were properly accounted for before completing our consolidated financial statements, we have concluded that the failure to discover these items in our regular closing process was a material weakness because the elements of our consolidated financial statements that were not adequately reviewed were material to our consolidated financial statements and there was more than a remote likelihood that a material misstatement of our consolidated financial statements would not be prevented or detected.
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

PART II. OTHER INFORMATION
Except as indicated below, none of the items contained in PART II of Form 10-QSB are applicable to us for the three months ended June 30, 2005.
ITEM 1. LEGAL PROCEEDINGS
On July 15, 2005, our former Vice President of Research and Development and Managing Director of our United Kingdom subsidiary filed a petition in Dutch court. The petition requested the Dutch court to terminate his employment agreement with us and made a claim for €528,058 (or approximately $636,000) in severance compensation as well as other damages. We opposed the petition and sought to pay no more than approximately $100,000 in total severance compensation under the employment agreement. In August 2005, the Dutch court granted a total award to the former employee of €177,000 (or approximately $219,000). We do not plan to appeal this determination.
ITEM 6. EXHIBITS.
(a) Exhibits
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

UROPLASTY, INC.

Date: August 10, 2005	by:	/s/ SAM B. HUMPHRIES

Sam B. Humphries
President and Chief Executive Officer

Date: August 10, 2005	by:	/s/ DANIEL G. HOLMAN

Daniel G. Holman
Chief Financial Officer