Form 10QSB
period 2005-09-30
UROPLASTY INC
filed 2005-11-14
CIK 890846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly Report Under section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005
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
     YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:
     YES ☐ NO ☑
The number of shares outstanding of the issuer’s only class of common stock on November 11, 2005 was 6,880,405.
Transitional Small Business Disclosure Format:
     YES ☐ NO ☑

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2005
	(unaudited)	March 31, 2005
Assets

Current assets:
Cash and cash equivalents	$5,822,977	$1,492,684
Accounts receivable, net	833,997	944,527
Inventories	671,967	547,476
Income tax receivable	93,917	114,189
Other	213,899	161,920

Total current assets	7,636,757	3,260,796

Property, plant, and equipment, net	1,074,882	1,040,253

Intangible assets, net	331,880	39,100

Deferred tax assets	141,995	103,075

Total assets	$9,185,514	$4,443,224

See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2005
	(unaudited)	March 31, 2005
Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities — long-term debt	$41,468	$44,606
Accounts payable	557,955	362,994
Accrued liabilities	721,144	478,682
Warrant liability	1,357,253	—

Total current liabilities	2,677,820	886,282

Long-term debt — less current maturities	408,193	461,265
Accrued pension liability	320,379	303,781

Total liabilities	3,406,392	1,651,328

Shareholders’ equity:
Common stock $.01 par value; 20,000,000 shares authorized, 6,873,739 and 4,699,597 shares issued and outstanding at September 30, 2005 and March 31, 2005, respectively	68,737	46,996
Additional paid-in capital	14,740,418	9,366,644
Accumulated deficit	(8,689,416)	(6,491,387)
Accumulated other comprehensive loss	(340,617)	(130,357)

Total shareholders’ equity	5,779,122	2,791,896

Total liabilities and shareholders’ equity	$9,185,514	$4,443,224

See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$1,554,955	$1,650,724	$3,200,608	$3,403,220
Cost of goods sold	462,317	470,172	883,145	933,730

Gross profit	1,092,638	1,180,552	2,317,463	2,469,490

Operating expenses
General and administrative	744,867	508,260	1,435,431	899,372
Research and development	1,030,808	585,716	1,661,406	1,165,769
Selling and marketing	804,606	590,799	1,468,639	1,118,756

	2,580,281	1,684,775	4,565,476	3,183,897

Operating loss	(1,487,643)	(504,223)	(2,248,013)	(714,407)

Other income (expense)
Interest income	27,616	9,199	54,996	15,078
Interest expense	(4,515)	(5,137)	(9,324)	(10,321)
Warrant benefit	701,718	—	15,423	—
Foreign currency exchange loss	(7,206)	(4,675)	(8,405)	(14,086)

	717,613	(613)	52,690	(9,329)

Loss before income taxes	(770,030)	(504,836)	(2,195,323)	(723,736)

Income tax expense (benefit)	(34,314)	(14,230)	2,706	52,229

Net loss	$(735,716)	$(490,606)	(2,198,029)	(775,965)

Basic and diluted loss per common share	$(0.11)	$(0.11)	$(0.33)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	6,853,783	4,653,870	6,603,887	4,622,728
See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Six months ended September 30, 2005

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Other Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2005	4,699,597	$46,996	$9,366,644	$(6,491,387)	$(130,357)	$2,791,896

Private Placement	2,147,142	21,471	7,493,526	—	—	7,514,997

Costs of Private Placement	—	—	(776,506)	—	—	(776,506)

Reissuance of Warrants			(1,372,676)			(1,372,676)

Exercise of Stock Options	27,000	270	29,430			29,700

Net loss	—	—	—	(2,198,029)	—	(2,198,029)

Translation adjustment	—	—	—	—	(214,872)	(214,872)

Additional pension liability	—	—	—	—	4,612	4,612

Total comprehensive loss						(2,408,289)

Balance at September 30, 2005	6,873,739	$68,737	$14,740,418	$(8,689,416)	$(340,617)	$5,779,122

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended September 30, 2005 and 2004
(Unaudited)

	Six Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,198,029)	$(775,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,565	80,503
Loss on disposal of assets	—	2,281
Warrant benefit	(15,423)	—
Deferred tax assets	(48,160)	(30,094)
Changes in operating assets and liabilities:
Accounts receivable	47,762	(64,874)
Inventories	(195,071)	4,992
Other current assets	(58,945)	(17,345)
Accounts payable	212,759	67,952
Accrued liabilities	271,288	(10,566)
Accrued pension liability	39,226	(1,552)
Additional pension liability	—	1,824

Net cash used in operating activities	(1,828,028)	(742,844)

Cash flows from investing activities:
Payments for property, plant and equipment	(170,602)	(47,773)
Payments for intangible assets	(329,167)	(5,512)

Net cash used in investing activities	(499,769)	(53,285)

Cash flows from financing activities:
Repayment of long-term debt	(21,650)	(20,761)
Net proceeds from issuance of common stock	6,768,191	162,112

Net cash provided by financing activities	6,746,541	141,351

Effect of exchange rates on cash and cash equivalents	(88,451)	25,014

Net increase (decrease) in cash and cash equivalents	4,330,293	(629,764)

Cash and cash equivalents at beginning of period	1,492,684	2,697,670

Cash and cash equivalents at end of period	$5,822,977	$2,067,906

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	9,803	$10,930
Cash paid during the period for income taxes	37,598	60,362
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
The condensed consolidated financial statements presented herein as of September 30, 2005 and for the three and six-month periods ended September 30, 2005 and 2004 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, inventories, foreign currency translation and transactions, and impairment of long-lived assets, each of which is more fully described in our Annual Report on Form 10-KSB for the year ended March 31, 2005. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three and six-month periods ended September 30, 2005, and have made no changes to these policies during fiscal 2006.
2. Nature of Business, Sales of Common Stock and Corporate Liquidity
The majority of our products are sold primarily outside of the United States and we continue to pursue regulatory approvals to market our products in the United States. We anticipate increasing our sales and marketing activities in the U.S. once we obtain such approvals. The FDA approval process can be costly, lengthy and uncertain.
In March 2005, we entered into a business loan agreement with Venture Bank, pursuant to which we may borrow up to $500,000 on a revolving basis. All amounts, which the bank advances to us, are due in March 2006, unless the bank renews the agreement. Amounts advanced to us accrue interest at a variable rate of 1% in excess of the published prime rate in the Wall Street Journal, with a minimum rate of 6% per annum. We are obligated to pay interest monthly on the outstanding principal balance. Advances under this agreement are secured by substantially all our assets. At September 30, 2005 we had no outstanding balance under the agreement.
In April 2005, we conducted a private placement of common stock in which we sold 2,147,142 shares of our common stock at a price per share of $3.50, together with warrants to purchase 1,180,928 shares of common stock, for an aggregate purchase price of approximately $7.5 million. The stock sale proceeds are offset by costs of approximately $777,000, resulting in net proceeds of approximately $6.7 million. The warrants are exercisable for five years at an exercise price of $4.75 per share.
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

3. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	September 30, 2005	March 31, 2005
Raw materials	$365,805	$193,980
Work-in-process	58,845	75,337
Finished goods	247,317	278,159

	$671,967	$547,476

4. Intangible Assets
Intangible assets are comprised of patents, trademarks and licensed technology which are amortized primarily on a straight-line basis over their estimated useful lives or contractual terms, whichever is less.

		September 30, 2005
	Estimated Lives	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net value
Licensed technology	5	$355,457	$50,589	$304,868
Patents and trademarks	6	237,900	210,888	27,012

Totals		$593,357	$261,477	$331,880

		March 31, 2005
Licensed technology	5	$26,290	$19,718	$6,572
Patents and trademarks	6	237,900	205,372	32,528

Totals		$264,190	$225,090	$39,100

Estimated annual amortization for these assets for the fiscal years ended March 31, are as follows:

Remainder of fiscal 2006	$36,000
2007	75,000
2008	72,000
2009	72,000
2010	70,000
Thereafter	7,000

$332,000

5. Comprehensive Loss
Comprehensive loss consists of net loss, translation adjustments and additional pension liability as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss	$(735,716)	$(490,606)	$(2,198,029)	$(775,965)
Items of other comprehensive income (loss):
Translation adjustment	(6,713)	55,566	(214,872)	31,994
Additional pension liability	203	(1,929)	4,612	(988)

Comprehensive loss	$(742,226)	$(436,969)	$(2,408,289)	$(744,959)

6. Options and Warrants
The following options and warrants outstanding at September 30, 2005 and 2004 to purchase shares of common stock were excluded from diluted loss per share, because of their anti-dilutive effect:

	Number of	Range of Exercise
	Options/Warrants	Prices

For the three months ended:
September 30, 2005	3,597,705	$0.90 to $10.50
September 30, 2004	1,647,571	$0.90 to $10.50

For the six months ended:
September 30, 2005	3,597,705	$0.90 to $10.50
September 30, 2004	1,647,571	$0.90 to $10.50
7. Shareholders’ Equity
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
Warrants
As a result of our suspension of the exercise of the 706,218 warrants originally issued in July 2002, we granted a like number of new common stock purchase warrants to the holders of the expired warrants, in April 2005. The new warrants will be exercisable at $2.00 per share for 90 days after the effective date of a new registration statement covering the shares underlying these warrants. In April 2005, we recognized a liability of $1.4 million associated with the grant of these new warrants. We have reported a year-to-date net warrant benefit of approximately $15,000 due to the decrease in the fair value of these warrants since April 2005.

8. Stock-based Compensation
We apply the intrinsic-value method to account for employee stock-based compensation. As such, compensation expense, if any, is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price.
We account for stock-based instruments granted to non-employees under the fair value method of Financial Accounting Standards Board (FASB) Statement No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under Statement No. 123, we record options at their fair value on the measurement date, which is typically the vesting date.
Had we determined compensation cost based on the fair value at the grant date for our stock options issued to employees under SFAS 123, Accounting for Stock-Based Compensation, our net loss and per share amounts would have increased to the pro forma amounts shown below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net loss — As reported	$(735,716)	$(490,606)	$(2,198,029)	$(775,965)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(424,902)	(35,914)	(858,333)	(71,921)

Net loss — Pro forma	$(1,160,618)	$(526,520)	$(3,056,362)	$(847,886)

Net loss per common share — As reported:
Basic and diluted	$(0.11)	$(0.11)	$(0.33)	$(0.17)

Net loss per common share — Pro forma:
Basic and diluted	$(0.17)	$(0.11)	$(0.46)	$(0.18)
9. Savings and Retirement Plans
We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made no contributions in association with these plans in the United States for the three- and six-month periods ended September 30, 2005 and 2004, respectively.
Our international subsidiaries have defined benefit retirement plans for eligible employees. These plans provide benefits based on each employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans. We invest pension plan assets in insurance contracts. We closed the defined benefit plan in The Netherlands for new employees effective April 2005. As of that date, our Dutch subsidiary established a defined contribution plan. We froze our UK subsidiary’s defined benefit plan on December 31, 2004. On March 10, 2005, our UK subsidiary established a defined contribution plan.

The cost for our plans in The Netherlands and the United Kingdom includes the following components for the three- and six-month periods ended September 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Gross service cost, net of employee contribution	$43,436	$29,399	$88,297	$58,475
Interest cost	24,975	16,638	50,810	33,093
Expected return on assets	(14,403)	(9,535)	(29,314)	(18,966)
Amortization	7,037	3,285	14,303	6,533

Net periodic retirement cost	$61,045	$39,787	$124,096	$79,135

Major assumptions used in the above calculations include:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Discount rate	4.50-5.25%	5.25-5.50%	4.50-5.25%	5.25-5.50%
Expected return on assets	4.00-5.00%	4.50-5.00%	4.00-5.00%	4.50-5.00%
Expected rate of increase in future compensation:
General	3%	3%	3%	3%
Individual	0%-3%	0%-3%	0%-3%	0%-3%
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
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and are not deemed to be long-term balances. For the three-months ended September 30, 2005 and 2004, we recognized foreign currency losses of $7,206 and $4,675, respectively. For the six-months ended September 30, 2005 and 2004, we recognized foreign currency losses of $8,405 and $14,086, respectively.
11. Income Tax Expense
During the quarters ended September 30, 2005 and 2004, our Dutch subsidiaries recorded income tax benefits of $34,314 and $14,230, respectively. For the six-months ended September 30, 2005 and 2004, our Dutch subsidiaries recorded income tax expense of $2,706 and $52,229, respectively. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions.

12. Business Segment Information
We sell proprietary products for the treatment of voiding dysfunctions. Our primary product is Macroplastique®, a soft tissue bulking material, used for the treatment of urinary incontinence and vesicoureteral reflux. In addition, we market our soft tissue bulking material for additional indications, including for the treatment of vocal cord rehabilitation, fecal incontinence and soft tissue facial augmentation. At this time, all sales for the tissue bulking agent products are outside the United States. Our Macroplastique product line accounted for 70% and 78% of total net sales for the six months ended September 30, 2005 and 2004, respectively.
In August 2005, we received U.S. Food and Drug Administration 510(k) premarket clearance of our I-Stop™ polypropylene, tension-free, mid-urethral sling for the treatment of female urinary incontinence. We distribute this product in the United States and the United Kingdom. In October 2005, we received U.S. FDA 510(k) premarket clearance of our Urgent® PC Neuromodulation System, the only minimally invasive nerve stimulation device designed for office-based treatment of overactive bladder symptoms of urge incontinence, urinary urgency and urinary frequency. We anticipate a November 2005 sales launch in the United States, Europe and Canada for the Urgent PC device. The Urgent PC is also indicated for the treatment of fecal incontinence outside the United States. In addition, we sell specialized wound care products in The Netherlands and United Kingdom as a distributor.
Based upon the above, we operate in only one reportable segment consisting of medical products primarily for the urology market.
Information regarding operations in different geographies for the three and six-months ended September 30, 2005 and 2004 is as follows:

				Adjustments
	United	The	United	and
	States	Netherlands	Kingdom	Eliminations	Consolidated
Fiscal 2006

Sales to customers, three-months ended September 30, 2005	$1,350	$1,238,605	$460,758	$(145,758)	$1,554,955
Sales to customers, six-months ended September 30, 2005	1,350	2,576,206	918,528	(295,476)	3,200,608

Income tax benefit, three-months ended September 30, 2005	—	(34,314)	—	—	(34,314)
Income tax expense, six-months ended September 30, 2005	—	2,706	—	—	2,706

Net income (loss), three-months ended September 30, 2005	(641,312)	(122,681)	(12,678)	40,954	(735,717)
Net income (loss), six-months ended September 30, 2005	(2,297,787)	(134,784)	31,736	202,806	(2,198,029)

Long-lived assets At September 30, 2005	668,167	733,711	4,884	—	1,406,762

Fiscal 2005

Sales to customers, three-months ended September 30, 2004	$—	$1,415,794	$413,024	$(178,094)	$1,650,724
Sales to customers, six-months ended September 30, 2004	—	2,861,247	872,855	(330,882)	3,403,220

Income tax benefit, three-months ended September 30, 2004	—	(14,230)	—	—	(14,230)
Income tax expense, six-months ended September 30, 2004	—	52,229	—	—	52,229

Net income (loss), three-months ended September 30, 2004	(420,915)	(27,692)	(19,737)	(22,262)	(490,606)
Net income (loss), six-months ended September 30, 2004	(974,961)	105,559	(5,405)	98,842	(775,965)

Long-lived assets At September 30, 2004	312,561	772,340	14,954	—	1,099,855

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
Our primary product is Macroplastique, a soft tissue bulking material, used for the treatment of urinary incontinence and vesicoureteral reflux. In addition, we market our soft tissue bulking material for additional indications, including for the treatment of vocal cord rehabilitation, fecal incontinence and soft tissue facial augmentation. We have received CE marking for European market clearance on all tissue bulking products we currently sell. At this time, all sales for the tissue bulking agent products are outside the United States in approximately 40 countries, including Europe, Canada, Australia and Latin America.
In August 2005, we received U.S. Food and Drug Administration 510(k) premarket clearance of our I-Stop™ polypropylene, tension-free, mid-urethral sling for the treatment of female urinary incontinence. We distribute this product in the United States and the United Kingdom. In October 2005, we received U.S. FDA 510(k) premarket clearance of our Urgent® PC Neuromodulation System, the only minimally invasive nerve stimulation device designed for office-based treatment of overactive bladder symptoms of urge incontinence, urinary urgency and urinary frequency. We anticipate a November 2005 sales launch in the United States, Europe and Canada for the Urgent PC device. The Urgent PC is also indicated for the treatment of fecal incontinence outside the United States. In addition, we sell specialized wound care products in The Netherlands and United Kingdom as a distributor.
Our goal is to develop and commercialize a portfolio of minimally invasive products for the treatment of voiding dysfunctions. We believe that, with a suite of innovative products, we can increasingly garner the attention of key physicians and distributors and enhance market acceptance of our products. The key elements of our strategy are to:
•	Pursue regulatory approval in the U.S. for our Macroplastique product line.

•	Successfully market and sell Urgent PC and I-Stop products by building our own U.S. marketing and sales organization, using a combination of direct and independent sales representatives;

•	Expand distribution of our products outside of the U.S.; and

•	Acquire or license complimentary products if appropriate opportunities arise.
In furtherance of our first key strategy above, we are concluding a multi-center human clinical trial using Macroplastique in a minimally invasive, office-based procedure for treating adult female stress urinary incontinence resulting from intrinsic sphincter deficiency. This is the weakening of the muscles that control the flow of urine from the bladder. We filed a pre-market approval (PMA) submission with the FDA describing Macroplastique use for this indication. In July 2005, the FDA recommended we conduct further testing, which we expect will delay possible approval of Macroplastique until late 2007. We will incur substantial expense in connection with these regulatory activities. For the I-Stop tape, we have an exclusive distribution agreement with the product manufacturer, CL Medical. We are also responsible for obtaining and/or maintaining FDA and foreign regulatory approvals for the Urgent PC system.
In the United States, we are currently building our own sales and marketing organization to market our products directly and support our distributor organizations. We will incur significant additional expenses to establish this sales and marketing team.
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
Revenue Recognition. We market and distribute our products through a network of distributors and through direct sales to end-users in the United Kingdom, The Netherlands and the United States. We recognize revenue upon shipment of product to our distributors and direct customers. We have no customer acceptance provisions or installation obligations. Our sales terms to our distributors and customers provide no right of return outside of our standard warranty, and payment terms consistent with industry standards apply. Our respective distribution agreements govern sales terms and pricing to our distributors. Our distribution partners purchase the Uroplasty products to meet sales demand of their end-user customers as well as to fulfill their internal requirements associated with the sales process and, if applicable, contractual purchase requirements under the respective distribution agreements. Internal and other requirements include purchases of products for training, demonstration and evaluation purposes, clinical evaluations, product support, establishing inventories, and meeting minimum purchase commitments. As a result, the level of our net sales during any period is not necessarily indicative of our distributors’ sales to end-user customers during that period. However, during each of the last two years, we believe these two sales measures were not substantially different. Our distributors’ level of inventories of our products, their sales to end-user customers and their internal product requirements may impact our future revenue growth.
Accounts Receivable. We carry our accounts receivable at the original invoice amount less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts. We determine the allowance for doubtful accounts based on customer financial health, and both historical and expected credit loss experience. We write off our accounts receivable when we deem them uncollectible. We record recoveries of accounts receivable previously written off when received.
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
Foreign Currency Translation/Transactions. We translate the financial statements of our foreign subsidiaries in accordance with the provisions of FASB Statement No. 52 “Foreign Currency Translation.” Under this Statement, we translate all assets and liabilities using period-end exchange rates, and we translate statements of operations items using average exchange rates for the period. We record the resulting translation adjustment within accumulated other comprehensive loss, a separate component of shareholders’ equity. We recognize foreign currency transaction gains and losses in the statement of operations, including unrealized gains and losses on short-term intercompany obligations using period-end exchange rates, resulting in an increase in the volatility of our consolidated statements of operations. We recognize unrealized gains and losses on long-term intercompany obligations within accumulated other comprehensive loss, a separate component of shareholders’ equity.
Impairment of Long-Lived Assets. Long-lived assets at September 30, 2005 consist of property, plant and equipment and intangible assets. We review our long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If we consider such assets impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.
Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three and six-months ended September 30, 2005 and 2004.
Results of Operations
Three-month period ended September 30, 2005 compared to three-month period ended September 30, 2004
Net Sales: In the second quarter ended September 30, 2005, net sales of all products were $1.6 million, representing a $96,000 or 6% decrease when compared to net sales of $1.7 million for the quarter ended September 30, 2004. Excluding fluctuations in foreign currency exchange rates, we had a sales decrease of approximately 5%. The Macroplastique product line accounted for 69% and 76% of total net sales, respectively, for the quarters presented. Two of our former top six distributor markets, generated minimal sales in the quarter ended September 30, 2005, due in part to changes in reimbursement policies. We expect these reimbursement changes to adversely impact our future sales in those markets. In markets affected by reimbursement issues, we have launched a two-fold strategy to increase sales of our existing products, and to expand our platform of products for the treatment of voiding dysfunctions. First, we are conducting training seminars and workshops targeted to our sales personnel and key incontinence surgeons. Second, we are seeking to broaden our patient base to include Urgent PC treatment for symptoms of overactive bladder (OAB), the I-Stop sling procedure for treatment of female stress urinary incontinence (SUI) and hypermobility and PTQ Implants and Urgent PC treatments for fecal incontinence.
Gross Profit: Gross profit was $1.1 million and $1.2 million for the quarters ended September 30, 2005 and 2004, respectively, or 70% and 72% of net sales in the periods presented. Gross profit as a percentage of net sales between any one specific individual period fluctuates based on the following factors: our unit sales, our utilization of manufacturing capacity, the mix of products sold with different gross margins, the mix of customers (and different discounts to them), the mix of direct sales versus sales through distributors (with higher margins on direct sales), and currency fluctuations. Historically, our gross margin has ranged from approximately 70-80% of net sales.
General and Administrative Expenses: General and administrative (“G&A”) expenses increased from $508,000 during the second quarter of fiscal 2005 to $745,000 during the second quarter of fiscal 2006. The G&A expense increase related to increased salary costs of $100,000, a $90,000 increase in accounting and legal fees, a $50,000 information technology (“IT”) consulting expense, a $60,000 increase in shareholders expense, a recruitment expense of $40,000 and general price increases and fluctuations in foreign currency exchange rates. The increase was offset by a $145,000 bad debt reversal related to payments received from our Turkish distributor. We had written off this receivable in fiscal 2005 when we deemed it to be uncollectible. The increased salary cost relates to added personnel. The IT consulting expense relates to the expected implementation of a new computer software system.
Research and Development Expenses: Research and development (“R&D”) expenses increased from $586,000 during the second quarter of fiscal 2005 to $1,031,000 during the second quarter of fiscal 2006. The increase in R&D expenses related to increased salary costs of $90,000 due to added personnel, a $220,000 increase in consulting expense mainly due to the development of our new Urgent PC product, a $205,000 expense related to severance compensation of our former Vice President of Research and Development and Managing Director of our United Kingdom subsidiary, general price increases and fluctuations in foreign currency exchange rates.
Selling and Marketing Expenses: Selling and marketing (“S&M”) costs increased from $591,000 during the second quarter of fiscal 2005 to $805,000 during the second quarter of fiscal 2006. The increase resulted from a $100,000 increase in personnel costs, increased recruitment expense, increase in travel expenses, increased costs relating to trade-shows, conventions and congresses, and general price increases and fluctuations in foreign currency exchange rates. The increased personnel cost relates to added personnel.

Other Income (Expense): Other income (expense) includes interest income, interest expense, warrants expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Our financial results are subject to material fluctuations based on changes in currency exchange rates. Other income (expense) was $718,000 and $(613) for the second quarters ended September 30, 2005 and 2004, respectively.
In July 2002, we conducted a rights offering pursuant to which our stockholders purchased certain units consisting of shares of our common stock and common stock purchase warrants exercisable for two years at $2.00 per share. However, we suspended the exercise of the warrants when we delayed the filing of our annual report on Form 10-KSB for the fiscal year ended March 31, 2004. As a result, 706,218 of the warrants lapsed unexercised at July 31, 2004. In April 2005, we granted a like number of new common stock purchase warrants to the holders of the expired warrants. The new warrants will be exercisable at $2.00 per share for 90 days after the effective date of a new registration statement that we currently plan to file covering the shares underlying these warrants. In April 2005, we recognized a liability of $1.4 million associated with the grant of these warrants. We reported a benefit of approximately $671,000 in the second quarter and an expense of $686,000 in the first quarter due to the changes in the fair value of these warrants at September 30, 2005 and June 30, 2005, respectively.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency losses of $7,206 and $4,675 for the second quarters ended September 30, 2005 and 2004, respectively.
Income Tax Expense: Our Dutch subsidiaries recorded income tax benefit of $34,314 and $14,230 for the quarters ended September 30, 2005 and 2004, respectively. For fiscal 2006, the Dutch income tax rate is 27% for €22,689 (approximately $27,000) of profit and 31.5% for amounts above €22,689 compared to 29% and 34.5% in fiscal 2005, respectively.
Six-month period ended September 30, 2005 compared to six-month period ended September 30, 2004
Net Sales: During the six-months ended September 30, 2005, net sales of all products were $3.2 million, representing a $203,000 or 6% decrease when compared to net sales of $3.4 million for the six-months ended ended September 30, 2004. Excluding fluctuations in foreign currency exchange rates, we had a sales decrease of approximately 7%. The Macroplastique product line accounted for 70% and 78% of total net sales, respectively, for the periods presented. In the United Kingdom, we did not achieve our forecasted rate for converting physician use of competitive sling devices to our I-Stop product. In addition, two of our former top six distributor markets, generated minimal sales in the six months ended September 30, 2005, due in part to changes in reimbursement policies. We expect these reimbursement changes to adversely impact our future sales in those markets. In markets affected by reimbursement issues, we have launched a two-fold strategy to increase sales of our existing products, and to expand our platform of products for the treatment of voiding dysfunctions. First, we are conducting training seminars and workshops targeted to our sales personnel and key incontinence surgeons. Second, we are seeking to broaden our patient base to include Urgent PC treatment for symptoms of overactive bladder (OAB), the I-Stop sling procedure for treatment of female stress urinary incontinence (SUI) and hypermobility and PTQ Implants and Urgent PC treatments for fecal incontinence.
Gross Profit: Gross profit was $2.3 million and $2.5 million for the six months ended September 30, 2005 and 2004, respectively, or 72% and 73% of net sales in the periods presented. Gross profit as a percentage of net sales in any one specific period fluctuates based on the following factors: our unit sales, our utilization of manufacturing capacity, the mix of products sold with different gross margins, the mix of customers (and different discounts to them), the mix of direct sales versus sales through distributors (with higher margins on direct sales), and currency fluctuations. Historically, the gross margin has ranged from approximately 70-80% of net sales.
General and Administrative Expenses: General and administrative (“G&A”) expenses increased from $900,000 during the six-months ended September 30, 2004 to $1,435,000 during the same period of fiscal 2006. The G&A expense increase related to increased salary costs of $260,000, a $150,000 increase in accounting and legal fees, a $120,000 information technology (“IT”) consulting expense, a $55,000 increase in shareholders expense, a recruitment expense of $40,000 and general price increases and fluctuations in foreign currency exchange rates. The increase was offset by a $145,000 bad debt reversal related to payments received from our Turkish distributor. We had written off this receivable in fiscal 2005 when we deemed it to be uncollectible. The increased salary cost relates to added personnel. The IT consulting expense relates to the expected implementation of a new computer software system.

Research and Development Expenses: Research and development (“R&D”) expenses increased from $1,166,000 during the six-months ended September 30, 2004 to $1,661,000 during the six-months ended September 30, 2005. The increase in R&D expenses related to increased salary costs of $160,000 due to added personnel, a $225,000 increase in consulting expense mainly due to the development of our new Urgent PC product, a $205,000 expense related to severance compensation of our former Vice President of Research and Development and Managing Director of our United Kingdom subsidiary, general price increases and fluctuations in foreign currency exchange rates, partially offset against a $100,000 decrease in clinical study expense.
Selling and Marketing Expenses: Selling and marketing (“S&M”) costs increased from $1,119,000 during the six-months ended September 30, 2004 to $1,469,000 during the six-months ended September 30, 2005. The increase resulted from a $190,000 increase in personnel costs, increased recruitment expense, increase in travel expenses, increased costs relating to trade-shows, conventions and congresses, and general price increases and fluctuations in foreign currency exchange rates. The increased personnel cost relates to added personnel.
Other Income (Expense): Other income (expense) includes interest income, interest expense, warrants expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Our financial results are subject to material fluctuations based on changes in currency exchange rates. Other income (expense) was $52,690 and ($9,329) for the six-months ended September 30, 2005 and 2004, respectively.
In July 2002, we conducted a rights offering pursuant to which our stockholders purchased certain units consisting of shares of our common stock and common stock purchase warrants exercisable for two years at $2.00 per share. However, we suspended the exercise of the warrants when we delayed the filing of our annual report on Form 10-KSB for the fiscal year ended March 31, 2004. As a result, 706,218 of the warrants lapsed unexercised at July 31, 2004. In April 2005, we granted a like number of new common stock purchase warrants to the holders of the expired warrants. The new warrants will be exercisable at $2.00 per share for 90 days after the effective date of a new registration statement covering the shares underlying these warrants. In April 2005, we recognized a liability of $1.4 million associated with the grant of these warrants. We reported a net warrant benefit of $15,000 for the first six months of fiscal 2006, representing the change in the fair value of these warrants since issuance.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency losses of $8,405 and $14,086 for the six-months ended September 30, 2005 and 2004, respectively.
Income Tax Expense: Our Dutch subsidiaries recorded income tax expense of $2,706 and $52,229 for the six-months ended September 30, 2005 and 2004, respectively. We cannot use the U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions. In fiscal 2006, the Dutch income tax rate is 27% for €22,689 (approximately $27,000) of profit and 31.5% for amounts above €22,689 compared to 29% and 34.5% in fiscal 2005, respectively.
Liquidity and Capital Resources
Cash Flows. As of September 30, 2005, our cash and cash equivalent balances totaled $6.0 million.
At September 30, 2005, we had working capital of approximately $5.0 million. During the second quarter of fiscal 2006, we used $1,828,000 million of cash in operating activities, compared to $743,000 of cash used in the second quarter of fiscal 2005. The usage of cash was primarily attributable to the net loss incurred of $2,198,000. Inventory increased by $195,000, due to production planning requirements and manufacturing lead times. Accounts receivable, other current assets, accounts payable and accrued expenses fluctuated due to the timing of payments and fluctuations in foreign currency exchange rates.
Fluctuations in foreign currency exchange rates and weak economic conditions in foreign markets where we sell and distribute our products could materially affect our financial condition and results of operations. The effects of these conditions could include reduced unit sales and reduced sales in dollars when converted from foreign currency amounts and material gains and losses on transactions denominated in foreign currencies. Furthermore, because our U.S. operations are funded by sales denominated in foreign currency, strengthening of the U.S. dollar against the euro, and/or the British pound could have an adverse effect on our cash flow and results of operations.
Sources of Liquidity. In March 2005, we entered into a business loan agreement with Venture Bank, pursuant to which we may borrow up to $500,000 on a revolving basis. All amounts which the bank advances to us are due in March 2006, unless the bank renews the agreement. Amounts advanced to us accrue interest at a variable rate of 1% in excess of the published prime rate in the Wall Street Journal, with a minimum rate of 6% per annum. We are obligated to pay interest monthly on the outstanding principal balance. Advances under this agreement are secured by substantially all our assets. At September 30, 2005 we had no outstanding balance under the agreement.
In April 2005, we conducted a private placement of common stock in which we sold 2,147,142 shares of our common stock at a price per share of $3.50, together with warrants to purchase 1,180,928 shares of common stock, for an aggregate purchase price of approximately $7.5 million. The stock sale proceeds are offset by costs of approximately $777,000, resulting in net proceeds of approximately $6.7 million. The warrants are exercisable for five years at an exercise price of $4.75 per share.
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
Commitments and Contingencies. We believe that our current resources, funds generated from sale of our products along with existing bank arrangements and the proceeds received from the recently completed private placement will be adequate to meet our cash flow needs, including regulatory activities associated with existing products, through fiscal 2006. Ultimately, we will need to achieve profitability and positive cash flows from operations to fund our operations and grow our business beyond fiscal 2006.
We expect to continue to incur significant costs for regulatory activities associated with obtaining regulatory approval in the United States for Macroplastique. For fiscal 2006, we have budgeted approximately $4.2 million for our R&D expenses, including those we expect to incur in connection with the regulatory approval for Macroplastique. We also expect that during fiscal 2006, our selling and marketing expenses will increase as we prepare for the initial U.S. marketing of our products. In addition, we currently expect general and administrative expenses in fiscal 2006 to increase as we increasingly prepare to implement the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.
In April 2005, we entered into an exclusive manufacturing and distribution agreement with CystoMedix for the Urgent PC product. We paid CystoMedix an initial royalty payment of $225,000, which we capitalized as licensed technology and are amortizing over the term of the agreement. Also, we are paying an additional $250,000 in 12 monthly installments of $20,833. We will also pay CystoMedix a 7% royalty on product sales. However, the 7% royalty is first offset against the monthly royalty installments.
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
Uroplasty has executed two exclusive distribution agreements with CL Medical allowing Uroplasty to market and sell the I-Stop urethral sling; a six-year agreement for United States distribution and a one-year agreement for the United Kingdom distribution. We also have specified minimum purchase requirements in the United States of $240,000 of units in the first year, increasing to approximately $1.9 million of units over a five-year period, subject to periodic adjustment based on the value of the euro.
Repayments of our contractual obligations, consisting of royalties, notes payable, and operating leases, are summarized below:

		Payments Due by Period
		Remainder of Fiscal		Fiscal 2008 and
	Total	2006	Fiscal 2007	thereafter

Minimum royalty payments	$470,333	$152,000	$124,833	$193,500
Notes payable	449,661	20,733	41,468	387,460
Operating lease commitments	343,986	154,206	120,263	69,517

Total contractual obligations	$1,263,980	$326,939	$286,564	$650,477

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
Internal Control Matters. We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Except as indicated below, none of the items contained in PART II of Form 10-QSB are applicable to us for the three months ended September 30, 2005.
ITEM 1. LEGAL PROCEEDINGS
On July 15, 2005, our former Vice President of Research and Development and Managing Director of our United Kingdom subsidiary filed a petition in Dutch court. The petition requested the Dutch court to terminate his employment agreement with us and made a claim for €528,058 (or approximately $636,000) in severance compensation as well as other damages. We opposed the petition and sought to pay no more than approximately $100,000 in total severance compensation under the employment agreement. In August 2005, the Dutch court granted a total award to the former employee of €177,000 (or approximately $219,000) which was accrued in the second quarter consolidated financial statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On September 8, 2005, we held our annual meeting of stockholders. At the meeting, our stockholders re-elected R. Patrick Maxwell to serve as a director for three years until our annual meeting in 2008. The service of Messrs. Humphries, Holman, Jamison and Pitlor as directors continued after the meeting. We also sought approval for amendments to our 2002 Stock Option Plan. We did not receive adequate votes to approve those amendments.
A summary of the voting on the matters at the annual stockholder meeting is as follows:

				Abstentions and
Item	Votes For	Votes Against	Votes Withheld	Broker Non-Votes
Director Election	3,932,986	—	7,898	2,905,855
Stock Option Plan	1,523,905	92,271	9,746	5,220,817
ITEM 5. OTHER INFORMATION
Effective November 14, 2005, Mahedi A. Jiwani will join us as our new Vice President, Chief Financial Officer and Treasurer. Between 2003 and 2005, Mr. Jiwani served as Chief Financial Officer of M.A. Gedney Company, a Chaska, Minnesota-based food products distributor. Between 1997 and 2003, he was employed by Telex Communications Inc., most recently as Vice President of Finance. Mr. Jiwani served at Tennant Company between 1983 and 1997, most recently as corporate controller and principal accounting officer. He holds MBA and Master of Engineering degrees from the University of Minnesota.
We have entered into an employment agreement with Mr. Jiwani that provides for an initial base salary of $175,000. He is also entitled to receive annual bonuses based on achievement of financial and business milestones to be agreed upon. We have granted him ten-year options to purchase 100,000 shares of our Common Stock at an exercise price equal to the closing price of our stock on the American Stock Exchange on the start date of his employment. These options are not under any of our option plans and will not be treated as incentive options under the Internal Revenue Code of 1986, as amended. Mr. Jiwani will vest in 25% of his stock options on his start date and on each of the first, second and third anniversaries of his employment. Nevertheless, he must be employed with us for at least one year in order to exercise any of his options. His options will also vest if we terminate his employment without good cause (including upon non-renewal of his employment annually) and upon particular changes in control of us. He may exercise vested options by paying cash or on a net cashless basis. We have agreed to include the shares underlying Mr. Jiwani’s options on an S-8 registration statement with the SEC.
We have agreed to pay severance compensation at varying levels to Mr. Jiwani in the event of termination of his employment, including if we do not annually renew his employment agreement. He has agreed to a one-year non-competition agreement with us after any termination of employment.

ITEM 6. EXHIBITS.
(a) Exhibits
10.24 Employment Agreement dated November 14, 2005 with Mahedi A. Jiwani
31.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.

Date: November 14, 2005	by:	/s/ SAM B. HUMPHRIES

Sam B. Humphries
President and Chief Executive Officer

Date: November 14, 2005	by:	/s/ DANIEL G. HOLMAN

Daniel G. Holman
Chief Financial Officer