Form 10QSB
period 2005-12-31
UROPLASTY INC
filed 2006-02-14
CIK 890846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly Report Under section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2005
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
     YES ☐               NO ☑
The number of shares outstanding of the issuer’s only class of common stock on February 1, 2006 was 6,880,405.
Transitional Small Business Disclosure Format:
     YES ☐               NO ☑

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2005	March 31, 2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,532,823	$1,492,684
Short-term investments	1,526,214	—
Accounts receivable, net	920,020	944,527
Inventories	812,299	547,476
Income tax receivable	123,744	114,189
Other	174,723	161,920

Total current assets	6,089,823	3,260,796

Property, plant, and equipment, net	1,032,196	1,040,253

Intangible assets, net	371,878	39,100

Deferred tax assets	88,984	103,075

Total assets	$7,582,881	$4,443,224

See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	March 31, 2005
	(unaudited)
Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities — long-term debt	$40,721	$44,606
Accounts payable	383,485	362,994
Accrued liabilities	717,994	478,682
Warrant liability	797,205	—

Total current liabilities	1,939,405	886,282

Long-term debt — less current maturities	390,665	461,265
Accrued pension liability	264,486	303,781

Total liabilities	2,594,556	1,651,328

Shareholders’ equity:
Common stock $.01 par value; 20,000,000 shares authorized, 6,880,405 and 4,699,597 shares issued and outstanding at December 31 and March 31, 2005, respectively	68,804	46,996
Additional paid-in capital	14,655,492	9,366,644
Accumulated deficit	(9,347,146)	(6,491,387)
Accumulated other comprehensive loss	(388,825)	(130,357)

Total shareholders’ equity	4,988,325	2,791,896

Total liabilities and shareholders’ equity	$7,582,881	$4,443,224

See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net sales	$1,592,526	$1,609,692	$4,793,134	$5,012,912
Cost of goods sold	391,163	383,573	1,274,308	1,317,303

Gross profit	1,201,363	1,226,119	3,518,826	3,695,609

Operating expenses
General and administrative	859,321	504,390	2,294,752	1,403,762
Research and development	700,203	558,719	2,361,609	1,724,488
Selling and marketing	852,483	416,886	2,321,122	1,535,642

	2,412,007	1,479,995	6,977,483	4,663,892

Operating loss	(1,210,644)	(253,876)	(3,458,657)	(968,283)

Other income (expense)
Warrant benefit	560,048	—	575,471	—
Interest income	52,511	8,015	107,507	23,093
Interest expense	(12,767)	(5,361)	(22,091)	(15,682)
Foreign currency exchange loss	(7,374)	(6,478)	(15,779)	(20,564)
Other	438	—	438	—

	592,856	(3,824)	645,546	(13,153)

Loss before income taxes	(617,788)	(257,700)	(2,813,111)	(981,436)

Income tax expense	39,942	86,311	42,648	138,540

Net loss	$(657,730)	$(344,011)	$(2,855,759)	$(1,119,976)

Basic and diluted loss per common share	$(0.10)	$(0.07)	$(0.43)	$(0.24)

Weighted average common shares outstanding:
Basic and diluted	6,878,251	4,670,522	6,695,674	4,638,628

See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Nine months ended December 31, 2005
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2005	4,699,597	$46,996	$9,366,644	$(6,491,387)	$(130,357)	$2,791,896
Proceeds from Private Placement	2,147,142	21,471	7,493,526	—	—	7,514,997
Costs of Private Placement	—	—	(856,040)	—	—	(856,040)
Reissuance of Warrants			(1,372,676)			(1,372,676)
Warrant registration costs			(21,324)			(21,324)
Exercise of Stock Options	33,666	337	45,362			45,699
Net loss				(2,855,759)		(2,855,759)
Translation adjustment	—	—	—	—	(264,181)	(264,181)
Additional pension liability	—	—	—	—	5,713	5,713

Total comprehensive loss						(3,114,227)

Balance at December 31, 2005	6,880,405	$68,804	$14,655,492	$(9,347,146)	$(388,825)	$4,988,325

See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31, 2005 and 2004
(Unaudited)

	Nine Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,855,759)	$(1,119,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178,130	122,869
Loss on disposal of assets	478	3,987
Warrant benefit	(575,471)	—
Deferred tax assets	4,420	(19,053)
Changes in operating assets and liabilities:
Accounts receivable	(58,490)	(18,397)
Inventories	(353,351)	23,603
Other current assets and income tax receivable	(57,414)	43,963
Accounts payable	37,554	(3,734)
Accrued liabilities	275,446	(76,513)
Accrued pension liability	(12,581)	9,821
Additional pension liability	—	(996)

Net cash used in operating activities	(3,417,038)	(1,034,426)

Cash flows from investing activities:
Payments for property, plant and equipment	(180,745)	(61,304)
Payments for intangible assets	(391,667)	(7,277)

Net cash used in investing activities	(572,412)	(68,581)

Cash flows from financing activities:
Repayment of long-term debt	(31,535)	(32,032)
Net proceeds from issuance of common stock and warrants	6,683,333	204,812

Net cash provided by financing activities	6,651,798	172,780

Effect of exchange rates on cash and cash equivalents	(95,995)	118,314

Net increase (decrease) in cash and cash equivalents	2,566,353	(811,913)

Cash and cash equivalents at beginning of period	1,492,684	2,697,670

Cash and cash equivalents at end of period	$4,059,037	$1,885,757

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,253	$16,583
Cash paid during the period for income taxes	62,608	113,136

See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
We have prepared our condensed interim consolidated financial statements included in this Form 10-QSB, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. The consolidated results of operations for any interim period are not necessarily indicative of results for a full year. These condensed interim consolidated statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended March 31, 2005.
The condensed interim consolidated financial statements presented herein as of December 31, 2005 and for the three and nine-month periods ended December 31, 2005 and 2004 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, inventories, foreign currency translation and transactions, and impairment of long-lived assets, each of which is more fully described in our Annual Report on Form 10-KSB for the year ended March 31, 2005. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three and nine-month periods ended December 31, 2005, and we have made no changes to these policies during fiscal 2006.
2. Nature of Business, Sales of Common Stock and Corporate Liquidity
The majority of our products are sold primarily outside of the United States. We received the 510(K) premarket clearance from the U.S. Food and Drug Administration (FDA) in August 2005 for our I-STOP(TM) Mid-Urethral Sling, a biocompatible, tension-free sling used to treat female urinary incontinence. In October 2005 we received the 510(K) premarket clearance for our Urgent® PC Neurostimulation System, a proprietary, minimally invasive nerve stimulation device designed for office-based treatment of overactive bladder symptoms of urge incontinence, urinary urgency and urinary frequency. We have established a sales force in the United States to commercialize these products and anticipate increasing our sales and marketing organization. We continue to pursue regulatory approvals to market other products in the United States. The FDA approval process can be costly, lengthy and uncertain.
In March 2005, we entered into a business loan agreement with Venture Bank, pursuant to which we may borrow up to $500,000 on a revolving basis. All amounts which the bank advances to us are due in March 2006, unless the bank renews the agreement. Amounts advanced to us accrue interest at a variable rate of 1% in excess of the published prime rate in the Wall Street Journal, with a minimum rate of 6% per annum. We are obligated to pay interest monthly on the outstanding principal balance. Advances under this agreement are secured by substantially all our assets. At both December 31, 2005 and March 31, 2005, we had no outstanding balance under the agreement.
In April 2005, we conducted a private placement of common stock in which we sold 2,147,142 shares of our common stock, together with warrants to purchase 1,180,928 shares of common stock, at a price per share of $3.50, for an aggregate purchase price of approximately $7.5 million. The stock sale proceeds were offset by costs of approximately $856,000, resulting in net proceeds of approximately $6.7 million. The warrants are exercisable for five years at an exercise price of $4.75 per share.
In connection with our April 2005 private placement, we agreed to file a registration statement with the SEC covering the resale of the shares (including those underlying the warrants) that we sold. We also agreed that, for each month after May 21, 2005, that we failed to file this registration statement, and for each month after July 20, 2005 that the SEC did not declare it effective, we would pay liquidated damages at a rate of 1% of the aggregate investment. We filed the registration statement on July 20, 2005 and the SEC declared it effective on July 29, 2005. Accordingly, we owe approximately $173,000 of liquidated damages and interest to the investors, which will continue to accrue interest at 10% per annum until paid. We have offered these investors our common stock in lieu of cash, but we cannot assure that all or any of the investors will accept our offer. We recorded a liability in our financial statements beginning in the first quarter of fiscal 2006 related to these liquidated damages.
We believe that our current resources, funds generated from the sale of our products and the remaining proceeds received from the private placement completed earlier this year will be adequate to meet our cash flow needs, including regulatory activities associated with existing products, through the next 12 months. Ultimately, we will need to raise additional debt or equity financing achieve profitability and generate positive cash flows from operations to fund our operations and grow our business beyond the next twelve months.
3. Short-term Investments
At December 31, 2005, short-term investments consist of certificates of deposit that mature within the next twelve months. Based on the short-term nature of these investments their cost approximates their fair market value.

4. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	December 31, 2005	March 31, 2005
Raw materials	$384,921	$216,723
Work-in-process	55,611	75,337
Finished goods	426,382	299,992
Reserve	(54,615)	(44,576)

	$812,299	$547,476

5. Intangible Assets
Intangible assets are comprised of patents, trademarks and licensed technology which are amortized on a straight-line basis over their estimated useful lives or contractual terms, whichever is less.

		December 31, 2005
	Estimated Lives	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net value
Licensed technology	5	$417,957	$70,333	$347,624
Patents and inventions	6	237,900	213,646	24,254

Totals		$655,857	283,979	$371,878

		March 31, 2005
Licensed technology	5	$26,290	$19,718	$6,572
Patents and inventions	6	237,900	205,372	32,528

Totals		$264,190	$225,090	$39,100

Estimated annual amortization for these assets for the fiscal years ended March 31, is as follows:

Remainder of fiscal 2006	$20,000
2007	89,000
2008	86,000
2009	86,000
2010	84,000
Thereafter	7,000

$372,000

6. Comprehensive Loss
Comprehensive loss consists of net loss, translation adjustments and additional pension liability as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net loss	$(657,730)	$(344,011)	$(2,855,759)	$(1,119,976)
Items of other comprehensive income (loss):
Translation adjustment	(49,309)	253,170	(264,181)	285,164
Additional pension liability	1,101	(9,129)	5,713	(10,117)

Comprehensive loss	$(705,938)	$(99,970)	$(3,114,227)	$(844,929)

7. Options and Warrants
The following options and warrants outstanding at December 31, 2005 and 2004 to purchase shares of common stock were excluded from diluted loss per common share because of their anti-dilutive effect:

	Number of	Range of Exercise
	Options/Warrants	Prices
For the three months ended:
December 31, 2005	3,764,139	$0.90 to $10.50
December 31, 2004	2,046,576	$0.90 to $10.50

For the nine months ended:
December 31, 2005	3,764,139	$0.90 to $10.50
December 31, 2004	2,046,576	$0.90 to $10.50
8. Shareholders’ Equity
Warrants
As a result of our suspension of the exercise of the 706,218 warrants originally issued in July 2002, we granted a like number of new common stock purchase warrants to the holders of the expired warrants, in April 2005. The new warrants will be exercisable at $2.00 per share for 90 days after the effective date of a new registration statement covering the resale of the shares underlying these warrants. We have filed a registration statement on Form SB-2 with the Securities and Exchange Commission (SEC), expect to file an amendment to the registration statement in February 2006 covering the warrant shares, and anticipate the effectiveness of the registration statement to be in March 2006, subject entirely to the action taken by the SEC on our registration statement. In April 2005, we recognized a liability of $1.4 million associated with the grant of these new warrants by a charge to paid-in capital. We have reported a year-to-date net warrant benefit of approximately $575,000 due to the decrease, since April 2005, in the fair value of the common stock which may be acquired by the exercise of these warrants.

9. Stock-based Compensation
We apply the intrinsic-value method to account for employee stock-based compensation. As such, compensation expense, if any, is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price.
We account for stock-based instruments granted to non-employees under the fair value method of Financial Accounting Standards Board (FASB) Statement No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Under Statement No. 123 we record options at their fair value on the measurement date, which is typically the vesting date.
Had we determined compensation cost based on the fair value at the grant date for our stock options issued to employees under SFAS 123, Accounting for Stock-Based Compensation, our net loss and per common share amounts would have increased to the pro forma amounts shown below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net loss — As reported	$(657,730)	$(344,011)	$(2,855,759)	$(1,119,976)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(274,235)	(1,465,167)	(1,268,423)	(1,514,498)

Net loss — Pro forma	$(931,965)	$(1,809,178)	$(4,124,182)	$(2,634,474)

Net loss per common share — As reported:
Basic and diluted	$(0.10)	$(0.07)	$(0.43)	$(0.24)

Net loss per common share — Pro forma:
Basic and diluted	$(0.14)	$(0.39)	$(0.62)	$(0.57)
On February 2, 2006, our Board of Directors approved a plan to accelerate, effective February 2, 2006, the vesting of out-of-the-money, unvested stock options previously granted to our employees, officers and directors. An option was considered “out-of-the-money” if the stated exercise price exceeded $2.85, the closing price of our common stock on February 2, 2006. Pursuant to this action, options to purchase approximately 0.4 million shares of our common stock with a weighted average exercise price of $4.49 per share became exercisable immediately.
The purpose of accelerating the vesting of these options was to minimize the amount of compensation expense we must recognize upon adoption of SFAS No. 123(R). None of these options had intrinsic value on February 2, 2006 under APB 25. The acceleration of the vesting of these options is estimated to reduce our pre-tax stock option expense, calculated using the Black-Scholes option valuation model, by approximately $1.4 million, in the aggregate, over the next three fiscal years, upon adoption of SFAS No. 123R. We will include the charge attributed to the accelerated vesting of the options in the pro forma disclosures to our consolidated financial statements and Form 10-KSB for the fiscal year ended March 31, 2006. We do not expect the remaining options, except those with a cashless exercise provision, to result in a significant charge to compensation expense upon adoption of SFAS 123(R) under the modified prospective application method. However, certain already-granted options, that permit cashless exercise of the options, could result in significant charge to compensation expense, as those options will need to be marked to fair value at each reporting period until settlement. Also, additional options as granted to attract or retain new employees could result in significant charge to compensation expense.
10. Savings and Retirement Plans
We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made no discretionary contributions in association with these plans in the United States for the three- and nine-month periods ended December 31, 2005 and 2004, respectively.
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

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three- and nine-month periods ended December 31, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Gross service cost	$47,882	$41,098	$148,107	$118,351
Interest cost	22,755	22,817	73,565	65,860
Expected return on assets	(12,710)	(14,335)	(42,025)	(41,442)
Amortization	6,869	14,317	21,172	41,835

Net periodic retirement cost	$64,796	$63,897	$200,819	$184,604

Major assumptions used in the above calculations include:

	Three and Nine Months Ended
	December 31,
	2005	2004
Discount rate	4.50-5.25%	5.25-5.50%
Expected return on assets	4.00-5.00%	4.50-5.00%
Expected rate of increase in future compensation:
General	3%	3%
Individual	0%-3%	0%-3%
11. Foreign Currency Translation
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
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and are not deemed to be long-term balances. For the three-months ended December 31, 2005 and 2004, we recognized foreign currency losses of $7,374 and $6,478, respectively. For the nine-months ended December 31, 2005 and 2004, we recognized foreign currency losses of $15,779 and $20,564, respectively.
12. Income Tax Expense
During the quarters ended December 31, 2005 and 2004, our Dutch subsidiaries recorded income tax expense of $39,942 and $86,311, respectively. For the nine-months ended December 31, 2005 and 2004, our Dutch subsidiaries recorded income tax expense of $42,648 and $138,540, respectively. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions.

13. Business Segment and Geographic Information
We sell proprietary products for the treatment of voiding dysfunctions. Our primary product is Macroplastique®, a soft tissue bulking material used for the treatment of urinary incontinence and vesicoureteral reflux. In addition, we market our soft tissue bulking material for additional indications, including the treatment of vocal cord rehabilitation, fecal incontinence and soft tissue facial augmentation. At this time, all sales for the tissue bulking agent products are outside the United States. Our Macroplastique product line accounted for 68% and 77% of total net sales for the nine months ended December 31, 2005 and 2004, respectively.
In August 2005, we received U.S. Food and Drug Administration (FDA) 510(k) premarket clearance of our I-Stop™ polypropylene, tension-free, mid-urethral sling for the treatment of female urinary incontinence. We distribute this product in the United States and the United Kingdom. In October 2005, we received U.S. FDA 510(k) premarket clearance of our Urgent® PC Neuromodulation System, the only minimally invasive nerve stimulation device designed for office-based treatment of overactive bladder symptoms of urge incontinence, urinary urgency and urinary frequency. We started selling the Urgent PC device in November 2005 in the United States, and in December 2005 in Europe and Canada. The Urgent PC is also indicated for the treatment of fecal incontinence outside the United States. In addition, we sell specialized wound care products in The Netherlands and United Kingdom as a distributor.
Based upon the above, we operate in only one reportable segment consisting of medical products primarily for the urology market.
Information regarding operations in different geographies for the three and nine-months ended December 31, 2005 and 2004 is as follows:

				Adjustments
	United	The	United	and
	States	Netherlands	Kingdom	Eliminations	Consolidated
Fiscal 2006
Sales to customers, three-months ended December 31, 2005	$62,065	$1,279,265	$397,904	$(146,708)	$1,592,526
Sales to customers, nine-months ended December 31, 2005	63,415	3,855,471	1,316,432	(442,184)	4,793,134

Income tax expense, three-months ended December 31, 2005	—	39,942	—	—	39,942
Income tax expense, nine-months ended December 31, 2005	—	42,648	—	—	42,648

Net income (loss), three-months ended December 31, 2005	(941,090)	212,498	(32,398)	103,260	(657,730)
Net income (loss), nine-months ended December 31, 2005	(3,238,877)	77,714	(662)	306,066	(2,855,759)

Long-lived assets At December 31, 2005	688,264	709,035	6,775	—	1,404,074

Fiscal 2005

Sales to customers, three-months ended December 31, 2004	$—	$1,394,658	$391,419	$(176,385)	$1,609,692
Sales to customers, nine-months ended December 31, 2004	—	4,255,905	1,264,274	(507,267)	5,012,912

Income tax expense, three-months ended December 31, 2004	—	86,311	—	—	86,311
Income tax expense, nine-months ended December 31, 2004	—	138,540	—	—	138,540

Net income (loss), three-months ended December 31, 2004	(520,693)	165,788	14,178	(3,284)	(344,011)
Net income (loss), nine-months ended December 31, 2004	(1,495,654)	271,347	8,773	95,558	(1,119,976)

Long-lived assets At December 31, 2004	294,293	832,063	14,961	—	1,141,317
14. Subsequent Event
On January 20, 2006, we entered into a long-term lease with Liberty Property Limited Partnership for an 18,258 square foot facility for our U.S. headquarters located at 5420 Feltl Road, Minnetonka, Minnesota. The lease effective date is May 1, 2006, has a term of 96 months, requires average annual minimum rent payments of $140,358 and requires payments for operating expenses estimated to be $81,978 in the first 12 months.

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
In August 2005, we received U.S. Food and Drug Administration 510(k) premarket clearance of our I-STOP™ polypropylene, tension-free, mid-urethral sling for the treatment of female urinary incontinence. We distribute this product in the United States and the United Kingdom. In October 2005, we received U.S. FDA 510(k) premarket clearance of our Urgent® PC Neuromodulation System, the only minimally invasive nerve stimulation device designed for office-based treatment of overactive bladder symptoms of urge incontinence, urinary urgency and urinary frequency. We started selling the Urgent PC device in November 2005 in the United States, and in December 2005 in Europe and Canada. The Urgent PC is also indicated for the treatment of fecal incontinence outside the United States. In addition, we sell specialized wound care products in The Netherlands and United Kingdom as a distributor.
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
In the United States, we have incurred significant expenses during fiscal 2006 to build our direct sales and marketing organizations to market our products and support our distributor organizations. We will incur significant additional expenses and will need to raise additional debt or equity financing as we further expand our sales and marketing organizations.
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
Impairment of Long-Lived Assets. Long-lived assets at December 31, 2005 consist of property, plant and equipment and intangible assets. We review our long-lived assets for impairment whenever events or business circumstances indicate that we may not recover the carrying amount of an asset. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If we consider such assets impaired, we recognize as impairment the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.
Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three and nine-months ended December 31, 2005 and 2004.
Results of Operations
Three-month period ended December 31, 2005 compared to three-month period ended December 31, 2004
Net Sales: In the third quarter ended December 31, 2005, net sales of all products were $1.6 million, representing a $17,000 or 1% decrease when compared to net sales of $1.6 million for the quarter ended December 31, 2004. Excluding fluctuations in foreign currency exchange rates, we had a sales increase of approximately 7%. The Macroplastique product line accounted for 64% and 76% of total net sales, respectively, for the quarters presented. Two of our former top six distributor markets generated minimal sales in the quarter ended December 31, 2005, due in part to changes in reimbursement policies of the insurers. We expect these reimbursement changes and increase in pricing competition in our other markets to adversely impact our future sales in those markets. In such markets we have launched a strategy to increase sales of our existing products, and to expand our platform of products for the treatment of voiding dysfunctions. We are conducting training workshops targeted to our sales personnel, distributors and key incontinence surgeons, and we are sponsoring scientific podium presentations and seminars at key international incontinence congresses. We are also seeking to broaden our patient base to include Urgent PC treatment for symptoms of overactive bladder (OAB), the I-STOP sling procedure for treatment of female stress urinary incontinence (SUI) and hypermobility and PTQ Implants and Urgent PC treatments for fecal incontinence. We cannot assure that these initiatives will increase sales.
Gross Profit: Gross profit was $1.2 million for both quarters ended December 31, 2005 and 2004, respectively, or 75% and 76% of net sales in the periods presented. Gross profit as a percentage of net sales between periods fluctuates based on the following factors: our unit sales, our utilization of manufacturing capacity, the mix of products sold with different gross margins, the mix of customers (and different discounts to them), the mix of direct sales versus sales through distributors (with higher margins on direct sales), and currency fluctuations. Historically, our gross margin has ranged from approximately 70-80% of net sales.
General and Administrative Expenses: General and administrative expenses increased from $504,000 during the third quarter of fiscal 2005 to $859,000 during the third quarter of fiscal 2006. The increase in expenses is attributed to $190,000 of increase in salary costs, including $100,000 for severance pay to a former executive, $62,000 of increase in information (“IT”) consulting expense, and general price increases and fluctuations in foreign currency exchange rates. The IT consulting expense relates to the implementation of a new computer software system, including for training and post-implementation support.
Research and Development Expenses: Research and development expenses increased from $559,000 during the third quarter of fiscal 2005 to $700,000 during the third quarter of fiscal 2006. The increase in expenses is attributed to $360,000 of consulting expenses for product development and regulatory approvals, offset by a reduction in costs for clinical trials and testing.
Selling and Marketing Expenses: Selling and marketing expenses increased from $417,000 during the third quarter of fiscal 2005 to $852,000 during the third quarter of fiscal 2006. The increase in expenses is attributed to $288,000 for expansion of our direct sales force and marketing organizations in the U.S., $60,000 for increase in costs for travel, trade-shows and conventions, and general price increases and fluctuations in foreign currency exchange rates.
Other Income (Expense): Other income (expense) includes interest income, interest expense, warrant expense or benefit, foreign currency exchange gains and losses and other non-operating costs when incurred. Our financial results are subject to material fluctuations based on changes in currency exchange rates. Other income (expense) was $593,000 and $(3,824) for the third quarter ended December 31, 2005 and 2004, respectively.
In July 2002, we conducted a rights offering pursuant to which our stockholders purchased certain units consisting of shares of our common stock and common stock purchase warrants exercisable for two years at $2.00 per share. However, we suspended the exercise of the warrants when we delayed the filing of our annual report on Form 10-KSB for the fiscal year ended March 31, 2004. As a result, 706,218 of the warrants lapsed unexercised at July 31, 2004. In April 2005, we granted a like number of new common stock purchase warrants to the holders of the expired warrants. The new warrants will be exercisable at $2.00 per share for 90 days after the effective date of a new registration statement covering the resale of the shares underlying these warrants. We have filed a registration statement on Form SB-2 with the Securities and Exchange Commission (SEC), expect to file an amendment to the registration statement in February 2006 covering the warrant shares, and anticipate the effectiveness of the registration statement to be in March 2006, subject entirely to the action taken by the SEC on our registration statement. In April 2005, we recognized a liability of $1.4 million associated with the grant of these warrants. We reported a benefit of $560,000 in the third quarter, a benefit of $701,000 in the second quarter and an expense of $686,000 in the first quarter due to the changes in the fair value of the common stock which may be acquired by exercise of these warrants at December 31, 2005, September 30, 2005 and June 30, 2005, respectively.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency losses of $7,374 and $6,478 for the third quarter ended December 31, 2005 and 2004, respectively.
Income Tax Expense: Our Dutch subsidiaries recorded income tax expense of $39,942 and $86,311 for the quarters ended December 31, 2005 and 2004, respectively. For fiscal 2006, the Dutch income tax rate is 27% for €22,689 (approximately $27,000) of profit and 31.5% for amounts above €22,689 compared to 29% and 34.5% in fiscal 2005, respectively.
Nine-month period ended December 31, 2005 compared to nine-month period ended December 31, 2004
Net Sales: During the nine months ended December 31, 2005, net sales of all products were $4.8 million, representing a $220,000 or 4% decrease when compared to net sales of $5.0 million for the nine months ended December 31, 2004. Excluding fluctuations in foreign currency exchange rates, we had a sales decrease of approximately 3%. The Macroplastique product line accounted for 68% and 77% of total net sales, respectively, for the periods presented. In the United Kingdom, we did not achieve our forecasted rate for converting physician use of competitive sling devices to our I-Stop product. In addition, two of our former top six distributor markets generated minimal sales in the nine months ended December 31, 2005, due in part to changes in reimbursement policies of the insurers. We expect these reimbursement changes to adversely impact our future sales in those markets. In such markets we have launched a strategy to increase sales of our existing products, and to expand our platform of products for the treatment of voiding dysfunctions. We are conducting training workshops targeted to our sales personnel, distributors and key incontinence surgeons, and we are sponsoring scientific podium presentations and seminars at key international incontinence congresses. We are also seeking to broaden our patient base to include Urgent PC treatment for symptoms of overactive bladder (OAB), the I-STOP sling procedure for treatment of female stress urinary incontinence (SUI) and hypermobility and PTQ Implants and Urgent PC treatments for fecal incontinence. We can not assure that these initiatives will increase sales.
Gross Profit: Gross profit was $3.5 million and $3.7 million for the nine months ended December 31, 2005 and 2004, respectively, or 73% and 74% of net sales in the periods presented. Gross profit as a percentage of net sales between periods fluctuates based on the following factors: our unit sales, our utilization of manufacturing capacity, the mix of products sold with different gross margins, the mix of customers (and different discounts to them), the mix of direct sales versus sales through distributors (with higher margins on direct sales), and currency fluctuations. Historically, the gross margin has ranged from approximately 70-80% of net sales.
General and Administrative Expenses: General and administrative expenses increased from $1.4 million during the nine months ended December 31, 2004 to $2.3 million during the same period of fiscal 2006. The increase in expense is attributed to $340,000 of increase in salary costs, including $100,000 for severance pay for a former executive, $166,000 increase in information (“IT”) consulting expense, $110,000 increase in legal and accounting fees, $60,000 increase in recruiting costs, and general price increases and fluctuations in foreign currency exchange rates. The IT consulting expense relates to the implementation of a new computer software system, including for training and post-implementation support.
Research and Development Expenses: Research and development expenses increased from $1.7 million during the nine-months ended December 31, 2004 to $2.4 million during the nine months ended December 31, 2005. The increase in expense is attributed $499,000 for consulting expense for product development and regulatory approvals and $219,000 for severance pay for a former executive, offset by a reduction in costs for clinical trials and testing.
Selling and Marketing Expenses: Selling and marketing expenses increased from $1.5 million during the nine months ended December 31, 2004 to $2.3 million during the nine months ended December 31, 2005. The increase in expenses is attributed to $380,000 for expansion of our direct sales force and marketing organizations in the U.S., $120,000 for increase in costs for travel, trade-shows and conventions, and general price increases and fluctuations in foreign currency exchange rates.
Other Income (Expense): Other income (expense) includes interest income, interest expense, warrant expense or benefit, foreign currency exchange gains and losses and other non-operating costs when incurred. Our financial results are subject to material fluctuations based on changes in currency exchange rates. Other income (expense) was $645,546 and $13,153 for the nine months ended December 31, 2005 and 2004, respectively.
In July 2002, we conducted a rights offering pursuant to which our stockholders purchased certain units consisting of shares of our common stock and common stock purchase warrants exercisable for two years at $2.00 per share. However, we suspended the exercise of the warrants when we delayed the filing of our annual report on Form 10-KSB for the fiscal year ended March 31, 2004. As a result, 706,218 of the warrants lapsed unexercised at July 31, 2004. In April 2005, we granted a like number of new common stock purchase warrants to the holders of the expired warrants. The new warrants will be exercisable at $2.00 per share for 90 days after the effective date of a new registration statement covering the resale of the shares underlying these warrants. We have filed a registration statement on Form SB-2 with the Securities and Exchange Commission (SEC), expect to file an amendment to the registration in February 2006 covering the warrant shares and anticipate the effectiveness of the registration statement to be in March 2006, subject entirely to the action taken by SEC on our registration statement. In April 2005, we recognized a liability of $1.4 million associated with the grant of these warrants. We reported a net warrant benefit of $575,000 for the first nine months of fiscal 2006, representing the change in the fair value of the common stock which may be acquired by the exercise of these warrants since issuance.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency losses of $15,779 and $20,564 for the nine-months ended December 31, 2005 and 2004, respectively.
Income Tax Expense: Our Dutch subsidiaries recorded income tax expense of $42,648 and $138,540 for the nine-months ended December 31, 2005 and 2004, respectively. We cannot use the U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions. In fiscal 2006, the Dutch income tax rate is 27% for €22,689 (approximately $27,000) of profit and 31.5% for amounts above €22,689 compared to 29% and 34.5% in fiscal 2005, respectively.
Liquidity and Capital Resources
Cash Flows. As of December 31, 2005, our cash and cash equivalent balances totaled $4.1 million.
At December 31, 2005, we had working capital of approximately $4.2 million. During the nine months ended of fiscal 2006, we used $3.4 million of cash in operating activities, compared to $1.0 million of cash used in the same period of fiscal 2005. The usage of cash over the nine months was primarily attributable to the net loss incurred of $2.9 million. Inventory increased by $350,000, due to production planning requirements, manufacturing lead times and additional products being added. Accounts receivable, other current assets, accounts payable and accrued expenses fluctuated due to the timing of payments and fluctuations in foreign currency exchange rates.
Fluctuations in foreign currency exchange rates, weak economic conditions in foreign markets where we sell and distribute our products, changes in regulatory environment and changes in third-party reimbursement policies could materially affect our financial condition and results of operations. The effects of these conditions could include reduced unit sales and reduced sales in dollars when converted from foreign currency amounts and material gains and losses on transactions denominated in foreign currencies. Furthermore, because our U.S. operations are funded by sales denominated in foreign currency, strengthening of the U.S. dollar against the euro and/or the British pound could have an adverse effect on our cash flow and results of operations.
Sources of Liquidity. In March 2005, we entered into a business loan agreement with Venture Bank, pursuant to which we may borrow up to $500,000 on a revolving basis. All amounts which the bank advances to us are due in March 2006, unless the bank renews the agreement. Amounts advanced to us accrue interest at a variable rate of 1% in excess of the published prime rate in the Wall Street Journal, with a minimum rate of 6% per annum. We are obligated to pay interest monthly on the outstanding principal balance. Advances under this agreement are secured by substantially all our assets. At December 31, 2005 we had no outstanding balance under the agreement.
In April 2005, we conducted a private placement of common stock in which we sold 2,147,142 shares of our common stock at a price per share of $3.50, together with warrants to purchase 1,180,928 shares of common stock, for an aggregate purchase price of approximately $7.5 million. The stock sale proceeds are offset by costs of approximately $856,000, resulting in net proceeds of approximately $6.7 million. The warrants are exercisable for five years at an exercise price of $4.75 per share.
In connection with our April 2005 private placement, we agreed to file a registration statement with the SEC covering the resale of the shares (including those underlying the warrants) that we sold. We also agreed that, for each month after May 21, 2005, that we failed to file this registration statement, and for each month after July 20, 2005 that the SEC did not declare it effective, we would pay liquidated damages at a rate of 1% of the aggregate investment. We filed the registration statement on July 20, 2005 and the SEC declared it effective on July 29, 2005. Accordingly, we owe approximately $173,000 of liquidated damages and interest to the investors, which will continue to accrue interest at 10% per annum until paid. We have offered these investors our common stock in lieu of cash, but we cannot assure that all or any of the investors will accept our offer. We recorded a liability in our financial statements beginning in the first quarter of fiscal 2006 related to these liquidated damages.
Commitments and Contingencies. We believe that our current resources, funds generated from sale of our products and remaining proceeds from the private placement completed earlier this year will be adequate to meet our cash flow needs, including regulatory activities associated with existing products, through the next twelve months. Ultimately, we will need to raise additional debt or equity financing, achieve profitability and generate positive cash flows from operations to fund our operations and grow our business beyond the next twelve months.
We expect to continue to incur significant costs for regulatory activities associated with obtaining regulatory approval in the United States for Macroplastique. For the remainder of fiscal 2006 and in fiscal 2007, we expect to incur significant Research and Development expenses, including those we expect to incur in connection with the regulatory approval activities for Macroplastique. We also expect that during fiscal 2006, we will continue to incur significant expenses as we expand our selling and marketing organization in the U.S. to market our products. In addition, we expect general and administrative expenses in fiscal 2007 to increase as we complete installation of our new accounting software and increasingly prepare to implement the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.
In April 2005, we entered into an exclusive manufacturing and distribution agreement with CystoMedix for the Urgent PC product. We paid CystoMedix an initial payment of $225,000, which we capitalized as licensed technology and are amortizing over the term of the agreement. We are paying an additional $250,000 in 12 monthly installments of $20,833. We will also pay CystoMedix a 7% royalty on product sales. However, the 7% royalty is first offset against the monthly royalty installments.
CystoMedix has also granted us an exclusive option to acquire its assets. The purchase price is $3,485,000, reduced by up to $50,000 of liabilities assumed by us. However, the $3,485,000 amount used to compute the purchase price will increase at a rate of 10% per year after April 2007. The purchase price is payable in shares of our common stock valued at the average of the closing bid price of our shares for the 20 trading days prior to our exercise of the option. We may exercise the option between January 2006 and June 2008. If we exercise the option, we will also assume up to $1.4 million of bridge loan advances made to CystoMedix by its Chairman. We would repay up to $1.1 million of the bridge loan advances at closing and would issue our common stock for the balance of the bridge loan based on the above option price. We also have certain rights of first refusal to acquire CystoMedix’s assets in the event CystoMedix receives a third party offer in advance of any exercise of our option. We will need to raise additional equity or debt funds in order to consummate the CystoMedix acquisition, should we elect to do so.
We are obligated to pay royalties of 5% of net sales of Macroplastique products in the U.S. with a minimum of $50,000 per year. The duration of this royalty agreement is through May 1, 2006. Under another royalty agreement we pay royalties, in the aggregate, of three to five percent of net sales of Macroplastique, Bioplastique, and PTQ Implants subject to a monthly minimum of $4,500. The royalties payable under this agreement will continue until the patent referenced in the agreement expires in 2010. Under a license agreement for the Macroplastique Implantation System, we pay a royalty of 10 British pounds for each unit sold during the life of the patent.
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
We have two exclusive distribution agreements with CL Medical allowing us to market and sell the I-Stop urethral sling: a five-year agreement for United States distribution and a one-year agreement for the United Kingdom distribution. We also have specified minimum purchase requirements in the United States of $320,000 of units in the first year, increasing to approximately $1.9 million of units over a five-year period, for a total commitment of $4.7 million over the five-year period, subject to periodic adjustment based on the value of the euro.
On January 20, 2006, we entered into a long-term lease with Liberty Property Limited Partnership for an 18,258 square foot facility for our U.S. headquarters located at 5420 Feltl Road, Minnetonka, Minnesota. The lease effective date is May 1, 2006, has a term of 96 months, requires average annual minimum rent payments of $140,358 and requires payments for operating expenses estimated to be $81,978 in the first 12 months.
Repayments of our contractual obligations as of December 31, 2005, consisting of royalties, notes payable, and operating leases including the January 20, 2006 lease noted above, are summarized below:

	Payments Due by Period
		Remainder	Fiscal	Fiscal	Fiscal
		of Fiscal	2007 to	2009 to	2011 and
	Total	2006	2009	2011	thereafter
Minimum royalty payments	$394,333	$76,000	$178,833	$108,000	$31,500
Minimum purchase agreement	4,658,024	98,040	1,093,328	2,826,656	640,000
Notes payable	431,386	10,180	81,442	71,530	268,234
Operating lease commitments	1,234,180	75,708	472,806	308,118	377,548

Total contractual obligations	$6,717,923	$259,928	$1,826,409	$3,314,304	1,317,282

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
Internal Control Matters. We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2005, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Except as indicated below, none of the items contained in PART II of Form 10-QSB are applicable to us for the three months ended December 31, 2005.
ITEM 1. LEGAL PROCEEDINGS
On July 15, 2005, our former Vice President of Research and Development and Managing Partner of our United Kingdom subsidiary filed a petition in Dutch court. The petition requested the Dutch court to terminate his employment agreement with us and made a claim for severance compensation as well as other damages. In August 2005, the Dutch court granted a total award to the former employee of approximately $219,000, which we accrued in the second quarter consolidated financial statements and paid in the third quarter.
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

UROPLASTY, INC.

Date: February 14, 2006	by: /s/ SAM B. HUMPHRIES

Sam B. Humphries
President and Chief Executive Officer

Date: February 14, 2006	by: /s/ MAHEDI A. JIWANI

Mahedi A. Jiwani
Chief Financial Officer