Form 10KSB/A
period 2006-03-31
UROPLASTY INC
filed 2006-07-27
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 1

Annual Report Pursuant To Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Fiscal Year Ended March 31, 2006
Commission File No. 000-20989
UROPLASTY, INC.
(Name of Small Business Issuer in its Charter)

Minnesota	41-1719250
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
     YES ☑                    NO ☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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
Documents Incorporated By Reference: None
Transitional Small Business Disclosure Format:
     YES ☐                    NO ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     YES ☐                    NO ☑

EXPLANATORY NOTE
This amendment to our Form 10-KSB for the fiscal year ended March 31, 2006 is being filed to amend Part III of the Form 10-KSB initially filed with the SEC on June 29, 2006, solely to include the information called for by Items 9, 10, 11, 12 and 14. No other information in the initially filed Form 10-KSB is hereby amended. In addition, this amendment contains currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
Except for the foregoing amended information, this Form 10-KSB/A does not modify or update other disclosures contained in the initially filed Form 10-KSB.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Management
The following table sets forth the name, age and position of each of our executive officers and directors:

Name	Age	Position
R. Patrick Maxwell	62	Chairman

David B. Kaysen	57	President, Chief Executive Officer and Director

Sam B. Humphries	64	Director

Joel R. Pitlor	67	Director

Thomas E. Jamison	46	Director

Mahedi A. Jiwani	57	Vice President, Chief Financial Officer and Treasurer

Susan Hartjes Holman	53	Chief Operating Officer and Secretary

Larry Heinemann	54	Vice President Sales & Marketing

Arie J. Koole	42	Controller Managing Director Dutch subsidiaries

Marc M. Herregraven	41	Vice President of Manufacturing
R. Patrick Maxwell has served as Chairman of our Board since June 2006 and has served as a director of our company since April 1994. Mr. Maxwell has over 30 years of experience as a turn around management specialist, an entrepreneur and executive in both the business and non-profit sectors. Mr. Maxwell is cofounder and a director of Telnet Services Limited of Auckland, New Zealand since September 1995, cofounder and Chief Financial Officer of Tele Resources, Inc. since October 1996 and Chief Financial Officer of Magnum Tire Corporation since March 2003. Mr. Maxwell has served on numerous boards of directors of both business and charitable organizations. He has a B.A. in philosophy from St. John’s University and a J.D. from Northwestern University School of Law.
David B. Kaysen has served as our President and Chief Executive Officer and as a director since May 2006. From July 2005 to May 2006, Mr. Kaysen served as President, Chief Executive Officer and a director of Advanced Duplications Services, LLC, a privately-held replicator and duplicator of optical media, such as CDs and DVDs. Between December 2002 and June 2005, he served as President, Chief Executive Officer and a director of Diametrics Medical, Inc., then a publicly-traded manufacturer and marketer of critical care blood analysis systems that provide continuous diagnostic results at point of care. From 1992 to 2002, Mr. Kaysen served as Chief Executive Officer, President and a director of Rehabilicare Inc., since renamed Compex Technologies, Inc., a publicly-traded manufacturer and marketer of electromedical rehabilitation and pain management products for clinician, home and industrial use. Mr. Kaysen currently serves on the board of directors of MedicalCV, Inc. and Zevex International. Mr. Kaysen holds a B.S. in Business Administration from the University of Minnesota.
Sam B. Humphries has been a director of our company since April 2003 and was our President and Chief Executive Officer from January 2005 to April 2006. Since May 2006, Mr. Humphries has served as President and Chief Executive Officer of HealthTronics, Inc., a publicly-traded healthcare services and medical technology provider. He has more than 25 years of healthcare and medical device industry experience, including serving as President and Chief Executive Officer of American Medical Systems, Inc., a publicly-traded manufacturer of medical devices primarily for the urology market. He also was a founding partner of Ascent Medical Technology Fund L.P., a venture capital fund. Mr. Humphries serves on the board of directors of HealthTronics, Inc., Criticare Systems, Inc. and Universal Hospital Services, Inc.
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
Mahedi A. Jiwani has served as our Vice President, Chief Financial Officer and Treasurer since November 2005. From 2003 to 2005, Mr. Jiwani served as Chief Financial Officer of M.A. Gedney Company, a Minnesota-based food products distributor. Between 1997 and 2003, he was employed by Telex Communications, Inc., most recently as Vice President of Finance. Mr. Jiwani holds an M.B.A. and a Master of Engineering from the University of Minnesota.
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
Our board of directors has determined that both members of the Audit Committee are “independent” directors under SEC rules and has determined that Mr. Maxwell qualifies as an “audit committee financial expert” under the rules of the SEC.
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
To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended March 31, 2006 and on any written representation by any of such persons, we believe all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% shareholders were complied with for such fiscal year.

ITEM 10. EXECUTIVE COMPENSATION
Executive Compensation
The following table sets forth, in summary form, the compensation earned in fiscal years 2006, 2005 and 2004 by our Chief Executive Officers and each of the other four most highly compensated executive officers (whom we refer to collectively as the “named executive officers”). Mr. Kaysen joined us as our President and Chief Executive Officer in May 2006.
Summary Compensation Table

				Long Term
		Annual Compensation		Compensation Awards
				Securities Underlying
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Options (#)
Sam B. Humphries(1)	2006	241,961	88,880	—
Former President and CEO	2005	50,558	29,875	400,000

Daniel G. Holman(2)	2006	251,364	—	—
Former Chairman, CEO and CFO	2005	224,019	—	100,000
	2004	212,192	—	—

Mahedi A. Jiwani(3)	2006	60,577	15,050	100,000
Vice President, CFO and Treasurer

Susan Hartjes Holman	2006	164,231	—	—
COO	2005	153,692	—	75,000
	2004	145,754	—	—

Arie J. Koole	2006	139,428	—	—
Controller	2005	137,219	—	50,000
Managing Director Dutch	2004	120,546	—	—
subsidiaries

Larry Heinemann	2006	142,691	26,782	—
VP Sales & Marketing	2005	106,346	17,960	75,000
	2004	91,692	15,500	—

(1)	Mr. Humphries served as our President and Chief Executive Officer from January 1, 2005 to April 26, 2006.

(2)	Mr. Holman resigned as our President and Chief Executive Officer effective January 1, 2005 and as our Chief Financial Officer effective November 2005. Mr. Holman continued to serve as a director until he passed away on June 1, 2006.

(3)	Mr. Jiwani joined us as our Vice President, Chief Financial Officer and Treasurer in November 2005.
Option Grants in Fiscal 2006
The following table sets forth information concerning options granted to each of the named executive officers during fiscal year 2006. The outstanding options listed below may be exercised only upon the vesting of the options. Mr. Jiwani’s options are 100% vested, but 25,000 options cannot be exercised until November 14, 2006.

Option Grants in Fiscal 2006

Individual Grants
	Number of	Percentage of
	Securities	Total Options
	Underlying	Granted to
	Options	Employees in	Exercise Price	Expiration
Name	Granted	Fiscal 2006	($/Unit)	Date
Sam B. Humphries	—	—	—	—
Daniel G. Holman	—	—	—	—
Mahedi A. Jiwani	100,000	30%	3.00	11/14/2015
Susan Hartjes Holman	—	—	—	—
Arie J. Koole	—	—	—	—
Larry Heinemann	—	—	—	—
Option Exercises in Fiscal 2006 and Fiscal Year-End Option Values
None of our named executive officers exercised stock options during fiscal 2006. The following table sets forth the number of shares of common stock subject to options and the value of those options held by each of the named executive officers as of March 31, 2006. The table assumes a per share price of $2.34, which was the closing bid price on March 31, 2006.

					Value of Unexercised
			Number of Securities		In-the-Money
			Underlying Unexercised		Options at Fiscal Year
			Options at Fiscal Year End (#)		End ($)
	Shares	Value
	Acquired on	Realized
Name	Exercise	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Sam B. Humphries	—	—	468,000	12,000	1,620	1,080

Daniel G. Holman	—	—	180,000	—	62,000	—

Mahedi A Jiwani	—	—	100,000	—	—	—

Susan Hartjes Holman	—	—	117,000	8,000	39,680	9,920

Arie J. Koole	—	—	88,666	8,000	39,680	9,920

Larry Heinemann	—	—	113,666	8,000	39,680	9,920
Employment Agreements
Mr. Kaysen. We have entered into an employment agreement dated May 17, 2006 with David B. Kaysen, our President and Chief Executive Officer. The agreement provides him with an annual base salary of $255,000, subject to annual review. He is entitled to receive an annual cash bonus, not to exceed 50% of his base salary, based on achievement of certain financial and business milestones. For fiscal 2007, he is entitled to a minimum cash bonus of 25% of his base salary. We will reimburse him up to $11,500 annually for his personal life and disability insurance policies. We also granted him options, with a 10-year term, to acquire 300,000 shares of our common stock at an exercise price of $2.50 per share. The options vest in one-third installments on the start date of his employment and first and second anniversaries of the signing date of his agreement. However, Mr. Kaysen must be employed with us through the applicable anniversary date in order to vest in the options for such anniversary date.
The employment agreement has a one-year term, unless terminated earlier, and will continue to automatically renew on a year-to-year basis. If we terminate the agreement without “good cause” (as defined in the agreement), we will pay Mr. Kaysen an amount equal to 100% of his then annual base salary as severance pay. However, if we terminate his employment without good cause in connection with a change in control of Uroplasty, Inc., we will pay him an amount equal to 160% of his then annual base salary as severance pay.
Mr. Jiwani. Effective November 14, 2005, we entered into an employment agreement with Mr. Jiwani that provides for an initial base salary of $175,000. He is also entitled to receive annual bonuses based on achievement of financial and business milestones to be agreed upon. We have granted him ten-year options to purchase 100,000 shares of our common stock at an exercise price equal to the closing price of our stock on the American Stock Exchange on the start date of his employment. These options are not under any of our option plans and will not be treated as incentive options under the Internal Revenue Code of 1986. His stock options were scheduled to vest 25% on his start date and on each of the first, second and third anniversaries of his employment. Nevertheless, he must be employed with us for at least one year in order to exercise any of his options. His options would also vest if we terminate his employment without good cause (including upon non-renewal of his employment annually) and upon particular changes in control of us. Notwithstanding the terms of his employment agreement, on February 2, 2006, the Board approved a plan, accelerating the vesting of these options, effective February 2, 2006. He may exercise vested options by paying cash or on a net cashless basis. We have agreed to include the shares underlying Mr. Jiwani’s options on an S-8 registration statement with the SEC.
We have agreed to pay severance compensation at varying levels to Mr. Jiwani in the event of termination of his employment, including if we do not annually renew his employment agreement. He has agreed to a one-year non-competition agreement with us after any termination of employment.
Mr. Holman. Effective January 1, 2005, we entered into an employment and consulting agreement with Daniel G. Holman. Under this agreement, Mr. Holman agreed to serve as Chairman of our Board during the first year of the agreement and as a part-time consultant with the continuing title of Chairman during the second year of the agreement. He also served as our Chief Financial Officer. This agreement provided him with a base salary of $239,000 per year during the first year of the agreement, and a consulting fee of $100,000 per year during the second year of the agreement. We also granted him options to purchase 100,000 shares of our common stock at an exercise price equal to $5.19 per share. On February 2, 2006, the Board approved a plan, accelerating the vesting of these options, effective February 2, 2006. On March 27, 2006, we amended Mr. Holman’s employment agreement to allow him to pay the minimum statutory withholding taxes upon the exercise of his options by canceling then-exercisable options in an amount equal to such withholding taxes.
The employment and consulting agreement provided that upon termination of the agreement by us for “good cause” (as defined in the agreement), we would pay him only his base salary or consulting fees accrued but unpaid through the date of termination. If the agreement was terminated (i) without good cause by us, (ii) voluntarily by Mr. Holman as a result of us imposing material and adverse changes to his principal duties without his consent or (iii) voluntarily by Mr. Holman after we move our principal executive office more than 100 miles from its current location without his consent, then we must pay Mr. Holman any base salary or consulting fees accrued but unpaid through the date of termination, plus an amount equal to the sum of his annual base salary and consulting fees payable during the balance of the term of this agreement as if the agreement had not been terminated.
On April 26, 2006, we amended Mr. Holman’s employment and consulting agreement, pursuant to which he agreed to act as our interim President and Chief Executive Officer. He was entitled to receive a special consulting fee in the amount of $8,333 monthly for his services as interim President and Chief Executive Officer. In addition, he was also entitled to receive a cash bonus in the amount of $50,000 on the date that our stockholders’ equity reached at least $4,000,000 in excess of our stockholders’ equity on March 31, 2006; provided, however, that Mr. Holman was serving as Interim President and Chief Executive Officer on that date. In addition, the agreement modified the noncompetition arrangement in his employment and consulting agreement.
On May 8, 2006, we provided Mr. Holman with written notice to terminate our special consulting arrangements with him pursuant to which he served as our interim President and Chief Executive Officer. We agreed to pay his special consulting fees through the end of May 2006.
Mr. Holman passed away on June 1, 2006.
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
Separation Agreement
On April 26, 2006, we entered into an agreement with Sam B. Humphries relating to his resignation as President and Chief Executive Officer. Under the terms of the agreement, Mr. Humphries received his base salary and company-provided benefits through April 26, 2006. He is not entitled to any severance payments. Mr. Humphries has agreed to remain on our board of directors, subject to the right of the remaining directors to remove him by a majority vote, and to recuse himself from any deliberations or votes relating to any future relationship between us and his new employer, HealthTronics, Inc. The agreement further outlines the scope of Mr. Humphries’ noncompetition agreement with us, which includes prohibiting Mr. Humphries (and consequently HealthTronics, Inc.) from engaging in any business activities relating to the diagnosis or treatment of urinary and fecal voiding dysfunctions or initiating or entering into any agreement or other arrangement with a third party relating to the diagnosis or treatment of urinary or fecal voiding dysfunctions.
Stock Option Plans
2006 Stock and Incentive Plan
On February 2, 2006, our board adopted the Uroplasty, Inc. 2006 Stock and Incentive Plan (the “2006 Plan”). Our shareholders approved the 2006 Plan at a special meeting of the shareholders on May 3, 2006. Our Compensation Committee administers the 2006 Plan.
The 2006 Plan permits the granting of:
•	stock options (including both incentive and non-qualified stock options);

•	stock appreciation rights (“SARs”);

•	restricted stock and restricted stock units;

•	performance awards of cash, stock or property or a combination thereof;

•	phantom stock; and

•	other stock grants or share-based awards.
All awards will be evidenced by an award agreement. Awards may be granted alone, in addition to, in combination with or in substitution for, any other award granted under the 2006 Plan or any other compensation plan of us or our subsidiaries and affiliates. Awards can be granted for no cash consideration or for cash or other consideration as determined by the committee or as required by applicable law. The term of awards will be determined by the committee but may not be longer than 10 years from the date of grant. Any employee, officer, director, consultant, advisor or other natural person providing services to us or our subsidiaries, who is selected by the committee, is eligible to receive an award under the 2006 Plan.
The aggregate number of shares of our common stock that may be issued under the 2006 Plan is 1,200,000. Shares issuable under the 2006 Plan are authorized but unissued shares. The committee may adjust the number of shares available for issuance to prevent dilution or enlargement of the benefits or potential benefits intended to be provided under the 2006 Plan in the event of stock splits, stock dividends, or other changes in our capitalization or for a merger or a similar corporate transaction or event. If any shares of our common stock subject to any award or to which an award relates are forfeited or are reacquired by us, or if any award terminates without the delivery of any shares, the shares previously set aside for such awards will be available for future awards under the 2006 Plan. In addition, prior to February 2, 2016, (i) any previously issued shares, or (ii) shares under an award that are withheld, (in each case of (i) or (ii)) in full or partial payment to us to satisfy part or all of the minimum statutory withholding taxes relating to an award (other than an incentive stock option) will again be available for granting awards under the 2006 Plan. As of July 14, 2006, 1,162,000 shares remain available for grant.
2002, 1997 and 1995 Stock Option Plans
Our 2002, 1997 and 1995 Stock Option Plans are terminated except for the outstanding options grants. These plans provided for the grant of incentive stock options (options that qualify for special tax treatment under Section 422 of the Internal Revenue Code) and non-qualified stock options. As of July 14, 2006, 542,200, 54,194 and 340,000 option grants were outstanding under the 2002, 1997 and 1995 plans, respectively.
Director Compensation
Non-employee board members receive $500 per board meeting and $500 per Audit Committee meeting attended. In addition, directors participate in our stock option plan. As of July 14, 2006, Messrs. Pitlor, Maxwell and Jamison each hold options to purchase 100,000 shares of common stock and Mr. Humphries holds options to purchase 430,000 shares of common stock. The exercise price of the options range from $1.10 to $5.30 per share. We pay no additional remuneration to Mr. Kaysen for serving as director.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AMD MANAGEMENT
The following table sets forth the number and percentage of shares of our common stock beneficially owned as of July 14, 2006, by (i) each person known to us to be the beneficial owner of more than five percent of our common stock, (ii) each director, (iii) each of our named executive officers, and (iv) all directors and executive officers as a group.
Unless otherwise indicated in the footnotes to the table, to our knowledge, each shareholder identified in the table possesses sole voting and investment power over its shares of common stock, except for those jointly owned with that person’s spouse.

	Number of Shares	Percent of Common
Name of Beneficial Owner	Beneficially Owned	Stock Outstanding
SF Capital Partners Ltd (1)	1,031,429	14.8%
Bonanza Master Fund, Ltd. (2)	589,249	8.5%
Bruce Mindich, M.D. (3)	804,101	11.5%
Heartland Advisors, Inc. (4)	555,000	8.0%
David B. Kaysen	100,000	1.4%

	Number of Shares	Percent of Common
Name of Beneficial Owner	Beneficially Owned	Stock Outstanding
Susan Hartjes Holman (6)	390,409	5.4%
Sam B. Humphries (7)	468,000	6.3%
Joel R. Pitlor (8)	148,667	2.1%
R. Patrick Maxwell (9)	143,584	2.0%
Larry Heinemann (10)	126,416	1.8%
Mahedi A. Jiwani (11)	75,000	1.1%
Thomas E. Jamison (12)	100,100	1.4%
Arie J. Koole (13)	98,332	1.4%
All directors and executive officers as group (14)	1,733,174	20.4%

**	Represents beneficial ownership of less than one percent of our common stock.

(1)	The address of SF Capital Partners Ltd. is c/o Stark Offshore Management, LLC, 3600 South Lake Drive, St. Francis, Wisconsin 53235. Excludes 500,000 shares issuable upon the exercise of warrants. The warrants are exercisable immediately and expire in April 2010, subject to exercise caps that preclude the holder thereof from utilizing its exercise rights to the extent that it would beneficially own in excess of 4.9% and 9.9% of our outstanding common stock, giving effect to such exercise. The holder may waive the 4.9% ownership cap, but such waiver will not be effective until the 61st day after delivery thereof. As a result, the holder is not deemed to be the beneficial owner of the shares underlying the warrants as of July 14, 2006. Michael A. Roth and Brian J. Stark are the managing members of Stark Offshore Management, LLC, which acts as investment manager and has sole power to direct the management of SF Capital Partners. Through Stark Offshore Management, Messrs. Roth and Stark possess voting and dispositive power over the shares held by SF Capital Partners and therefore may be deemed to be beneficial owners of the shares. Messrs. Roth and Stark disclaim such beneficial ownership based on Schedule 13G filed May 3, 2005.

(2)	The address of Bonanza Master Fund, Ltd. is 300 Crescent Court, Suite 1740, Dallas, Texas 75201. Excludes 285,714 shares issuable upon the exercise of warrants. The warrants are exercisable immediately and expire in April 2010, subject to exercise caps that preclude the holder thereof from utilizing its exercise rights to the extent that it would beneficially own in excess of 4.9% and 9.9% of our outstanding common stock, giving effect to such exercise. The holder may waive the 4.9% ownership cap, but such waiver will not be effective until the 61st day after delivery thereof. As a result, the reporting persons are not deemed to be beneficial owners of the underlying common stock with respect to the warrants as of July 14, 2006. Bonanza Master Fund, Ltd. and Bonanza Capital, Ltd. have shared voting and investment power over the shares. Based on Schedule 13G filed May 2, 2005.

(3)	Mindich’s address is 200 Route 17 North, Paramus, New Jersey 07652. Of the shares listed, 541,665 shares are directly owned by the Mindich Family Limited Liability Company, the General Member of which is Dr. Mindich. Helaine Brick-Cabot possesses shared voting and investment power over the shares held by Dr. Mindich and the Mindich Family Limited Liability Company and therefore may be deemed to beneficially own those shares. Based on Schedule 13D/A-7 filed by Bruce P. Mindich M.D. on December 9, 2005, Schedule 13D/A-7 filed by Helaine Brick-Cabot filed on December 9, 2005, Schedule 13D/A-7 filed by the Mindich Family Limited Liability Company on December 1, 2005 and Form 4 filed by Dr. Mindich on July 20, 2006.

(4)	The address of Heartland Advisors, Inc. is 789 North Water Street, Milwaukee, Wisconsin 53202. Heartland Advisors and William J. Nasgovitz, President and a principal shareholder of Heartland Advisors, may be deemed to have shared voting and investment power over the shares. Each disclaims beneficial ownership over the shares.

(5)	Includes 100,000 shares that Mr. Kaysen may acquire upon the exercise of options that are exercisable within 60 days of July 14, 2006.

(6)	Includes 305,000 shares that Ms. Holman may acquire upon exercise of options that are exercisable within 60 days of July 14, 2006. Excludes 253,072 shares owned by the estate of Daniel G. Holman, Ms. Holman’s deceased spouse.

(7)	Includes 468,000 shares that Mr. Humphries may acquire upon exercise of options that are exercisable within 60 days of July 14, 2006. Of the shares listed, 50,000 shares are beneficially owned by the Executive Advisory Group, the President of which is Mr. Humphries.

(8)	Mr. Pitlor’s address is 237 Moody Street, Waltham, Massachusetts 02453. Includes 100,000 shares that Mr. Pitlor may acquire upon exercise of options that are exercisable within 60 days of July 14, 2006.

(9)	Mr. Maxwell’s address is 2444 Byrnes Road, Minnetonka, Minnesota 55305. Includes 100,000 shares that Mr. Maxwell may acquire upon exercise of options that are exercisable within 60 days of July 14, 2006.

(10)	Includes 121,666 shares that Mr. Heinemann may acquire upon exercise of options that are exercisable within 60 days of July 14, 2006.

(11)	Includes 75,000 shares that Mr. Jiwani may acquire upon exercise of options that are exercisable within 60 days of July 14, 2006.

(12)	Mr. Jamison’s address is 3902 IDS Center, 80 South Eighth Street, Minneapolis, Minnesota 55402. Includes 100,000 shares that Mr. Jamison may acquire upon exercise of options that are exercisable within 60 days of July 14, 2006.

(13)	Mr. Koole’s address is Hofkamp 2, 6161 DC Geleen, The Netherlands. Includes 96,666 shares that Mr. Koole may acquire upon exercise of options that are exercisable within 60 days of July 14, 2006.

(14)	Includes 1,543,998 shares that our directors and executive officers may acquire upon exercise of options that are exercisable within 60 days of July 14, 2006.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
In January 2002, we entered into a consulting agreement with Joel R. Pitlor, one of our directors, for management consulting services. Compensation under the agreement was $2,000 per month. The agreement was terminated as of June 30, 2005.
In April 2003, we entered into a consulting agreement with Executive Advisory Group (“EAG”) for general management advice and guidance as well as strategic and tactical planning services. Sam B. Humphries, our former President and Chief Executive Officer, is President of EAG. We initially paid EAG $4,000 per month for Mr. Humphries’ services, but increased the monthly fee to $6,000 in connection with the increased use of Mr. Humphries’ time. We have also granted EAG a five-year option to purchase up to 50,000 shares of our common stock, exercisable at $2.80 per share. The agreement was terminated on January 1, 2005.
On April 18, 2005, we entered into an exclusive manufacturing and distribution agreement with CystoMedix. Sam B. Humphries, our former President and Chief Executive Officer, is a former director and consultant of CystoMedix. In connection with his former service to CystoMedix (which terminated prior to negotiations of this agreement), he received 200,000 options to purchase CystoMedix common stock.
In April 2005, we issued a total of 706,218 of new common stock purchase warrants to holders of our warrants that expired in July 2004. The new warrants are exercisable at $2.00 per share. Daniel G. Holman, our former Chairman, received warrants to purchase 66,665 shares of common stock; Susan Hartjes Holman, our COO, received warrants to purchase 1,783 shares of common stock; R. Patrick Maxwell, one of our directors, received warrants to purchase 10,050 shares of common stock; and Larry Heinemann, our VP Sales and Marketing, received warrants to purchase 1,250 shares of common stock.
In March 2006, we entered an agreement with Daniel G. Holman to extend the term by which he could exercise 70,000 vested options granted to Mr. Holman under the 1995 Stock Option Plan, the 1997 Stock Option Plan and the 2002 Stock Option Plan from March 31, 2006 to December 31, 2006. The Company further agreed that Mr. Holman would be fully vested in 10,000 options granted under the 2002 Stock Option Plan, which had not vested upon the termination of his employment as our Chief Financial Officer, and that such options can be exercised through December 31, 2006. We recorded a compensation charge of $105,000 related to this agreement in March 2006.
On April 26, 2006, we entered into an agreement with Sam B. Humphries relating to his resignation as President and Chief Executive Officer. Under the terms of the agreement, Mr. Humphries received his base salary and company-provided benefits through April 26, 2006. He did not receive any severance payments in connection with his resignation. Mr. Humphries has agreed to remain on our board of directors, subject to the right of the remaining directors to remove him by a majority vote, and to recuse himself from any deliberations or votes relating to any future relationship between us and his new employer, HealthTronics, Inc. The agreement further outlines the scope of Mr. Humphries’ noncompetition agreement with us, which includes prohibiting Mr. Humphries (and consequently HealthTronics, Inc.) from engaging in any business activities relating to the diagnosis or treatment of urinary and fecal voiding dysfunctions or initiating or entering into any agreement or other arrangement with a third party relating to the diagnosis or treatment of urinary or fecal voiding dysfunctions.

ITEM 13. EXHIBITS
(a) Exhibits incorporated by reference

Number	Description
2.1	First Amended Joint Plan of Reorganization (Modified) dated January 31, 1994 (Incorporated by reference to Exhibit 8.1 to Registrant’s Registration Statement on Form 10SB)

3.1	Articles of Incorporation of Uroplasty, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Registration Statement on Form 10SB)

3.2	Bylaws of Uroplasty, Inc. (Incorporated by reference to Exhibit 2.2 to Registrant’s Registration Statement on Form 10SB)

4.1	Form of Stock Certificate representing shares of our Common Stock (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 10SB)

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form SB-2, Registration No. 333-128313)

10.1	Settlement Agreement and Release dated November 30, 1993 by and between Bioplasty, Inc., Bio-Manufacturing, Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A. Beisang III, MD and Robert A. Ersek, MD (Incorporated by reference to Exhibit 6.1 to Registrant’s Registration Statement on Form 10SB)

10.2	Purchase and Sale Agreement dated December 1, 1995 by and among Bio-Vascular, Inc., Bioplasty, Inc., and Uroplasty, Inc. (Incorporated by reference to Exhibit 6.2 to Registrant’s Registration Statement on Form 10SB)

10.3	License Agreement dated December 1, 1995 by and between Bio-Vascular, Inc. and Uroplasty, Inc. (Incorporated by reference to Exhibit 6.3 to Registrant’s Registration Statement on Form 10SB)

10.4	Lease Agreement dated January 10, 1995 between Summer Business Center Partnership and Uroplasty, Inc. (Incorporated by reference to Exhibit 6.4 to Registrant’s Registration Statement on Form 10SB)

10.5	Unsecured $640,000 Promissory Note dated March 30, 1994 by and between Bioplasty, Inc., Uroplasty, Inc. and Bioplasty Product Claimants’ Trust (Incorporated by reference to Exhibit 6.5 to Registrant’s Registration Statement on Form 10SB)

10.6	Agreement and Satisfaction dated January 30, 1995 by and between Bioplasty Product Claimants’ Trust and Bioplasty, Inc. (Incorporated by reference to Exhibit 6.6 to Registrant’s Registration Statement on Form 10SB)

10.7	Asset Sale and Satisfaction of Debt Agreement dated June 23, 1995 by and between Bioplasty, Inc. and Uroplasty, Inc. (Incorporated by reference to Exhibit 6.7 to Registrant’s Registration Statement on Form 10SB)

10.8	Executory Contract Assumption Stipulation dated December 28, 1993 by and between Bioplasty, Inc., Uroplasty, Inc., and Collagen Corporation (Incorporated by reference to Exhibit 6.8 to Registrant’s Registration Statement on Form 10SB)

10.9	Settlement and License Agreement dated July 23, 1992 by and between Collagen Corporation, Bioplasty, Inc., and Uroplasty, Inc. (Incorporated by reference to Exhibit 6.9 to Registrant’s Registration Statement on Form 10SB)

10.10	Employment Agreement between Uroplasty, Inc. and Christopher Harris dated December 7, 1999. (Incorporated by reference to Exhibit 10.11 to Registrant’s Form 10-KSB for the year ended 03-31-2000.)

Number	Description
10.11	Employment Agreement between Uroplasty, Inc. and Susan Holman dated December 7, 1999. (Incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-KSB for the year ended 03-31-2000.)

10.12	Employment Agreement between Uroplasty, Inc. and Larry Heinemann dated December 7, 1999. (Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-KSB for the year ended 03-31-2000.)

10.13	Agreement, dated October 14, 1998, by and between Uroplasty, Inc. and Samir M. Henalla (pertaining to Macroplastique Implantation System). (Incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-KSB/A for the year ended 03-31-2001)

10.14	Employment Agreement between Uroplasty, Inc. and Mr. Marc Herregraven dated November 15, 2002. (Incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-KSB for the year ended 03-31-2003)

10.15	Consulting Agreement between Uroplasty, Inc. and CCRI Corporation dated April 1, 2003. (Incorporated by reference to Exhibit 10.18 to Registrant’s Form 10-KSB for the year ended 03-31-2003)

10.16	Form of Manufacturing and Distribution Agreement with CL Medical SAS (Incorporated by reference to Exhibit 10.19 to Registrant’s Form 10-QSB for the period ended September 30, 2004)

10.17	Employment Agreement between Uroplasty, Inc. and Sam B. Humphries dated January 1, 2005 (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-QSB for the period ended December 31, 2004)

10.18	Employment and Consulting Agreement between Uroplasty, Inc. and Daniel G. Holman dated January 1, 2005 (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-QSB for the period ended December 31, 2004)

10.19	Exclusive Manufacturing and Distribution Agreement, dated as of April 18, 2005, by and between Uroplasty, Inc. and CystoMedix, Inc. (Incorporated by reference to Exhibit 10.19 to Registrant’s Form 8-K dated April 18, 2005.)

10.20	Form of Securities Purchase Agreement dated as of April 21, 2005, by and among Uroplasty, Inc., and the investors identified on the signature pages thereto (Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K dated April 21, 2005)

10.21	Form of Warrant (Incorporated by reference to Exhibit 10.21 to Registrant’s Form 8-K dated April 21, 2005)

10.22	Form of Registration Rights Agreement dated as of April 21, 2005, by and among Uroplasty, Inc., and the investors named therein (Incorporated by reference to Exhibit 10.22 to Registrant’s From 8-K dated April 21, 2005)

10.23	Business Loan Agreement and related Promissory Note dated March 24, 2005 with Venture Bank (Incorporated by reference to Exhibit 10.26 to Registrant’s Form 10-KSB for the year ended March 31, 2005)

10.24	Employment Agreement between Uroplasty, Inc. and Mahedi A. Jiwani dated November 14, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-QSB for the period ended September 30, 2005)

10.25	Lease Agreement between Uroplasty, Inc. and Liberty Property Limited Partnership dated January 20, 2006 (Incorporated by reference to Exhibit 10.25 to Registrant’s Form 8-K dated January 24, 2006)

10.26	Form of Distribution Agreement between Uroplasty, Inc. and CL Medical SARL, dated February 15, 2006 (Incorporated by reference to Exhibit 10.26 to Registrant’s Form SB-2/A dated February 21, 2006)

Number	Description
10.27	Letter Agreement between Daniel G. Holman and Uroplasty, Inc., amending terms of Employment Agreement dated January 1, 2005 (Incorporated by reference to Exhibit 10.26 to Registrant’s Form 8-K dated March 27, 2006)

10.28	Letter Agreement pursuant to separation arrangements between Sam B. Humphries and Uroplasty, Inc., dated April 26, 2006 (Incorporated by reference to Exhibit 10.28 to Registrant’s Amendment No. 1 to Form SB-2 dated April 27, 2006)

10.29	Letter Agreement between Uroplasty, Inc. and Daniel G. Holman dated April 26, 2006 (Incorporated by reference to Exhibit 10.29 to Registrant’s Amendment No. 1 to Form SB-2 dated April 27, 2006)

(b)	The following exhibits are filed as part of this report

10.30*	Employment Agreement between Uroplasty, Inc. and David B. Kaysen dated May 17, 2006

10.31*	Business Loan Agreement and related Promissory Note dated May 31, 2006 with Venture Bank

13*	Financial Statements

21.0*	List of Subsidiaries (Incorporated by reference to Exhibit 21 to Registrant’s Form 10-KSB for the year ended March 31, 2005)

23.1*	Consent of Independent Registered Public Accounting Firm — McGladrey & Pullen, LLP

31	Certifications by the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications by the CEO and CFO pursuant to 18 USC Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the original Form 10-KSB for the fiscal year ended March 31, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our Audit Committee has not yet selected our independent registered public accounting firm for the fiscal year ending March 31, 2007. McGladrey & Pullen, LLP served as our independent registered public accounting firm in fiscal year 2006 and has no relationship with us other than that arising from its employment as our independent registered public accounting firm.
Fees Incurred by the Company
The following table shows the fees billed to us for the audit and other services provided by KPMG and McGladrey & Pullen, LLP for the fiscal years 2006 and 2005.

	2006	2005
Audit Fees (KPMG) (1)	$34,900	$7,000
Audit Fees (McGladrey) (1)	$186,191	$147,243
Audit-Related Fees (2)	—	$9,645
Tax Fees (3)	$65,969	—

(1)	Audit fees consist of fees for professional services rendered for the audit of the consolidated financial statements and the review of the consolidated financial statements included in our quarterly reports and services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. For KPMG, audit fees in fiscal 2006 consisted of fees for the review of financial statements included in our Form SB-2 registration statement filed with the SEC.

(2)	Audit-related fees are principally for professional services rendered for technical accounting consulting and research and in fiscal year 2005 related to the potential acquisition and related licensing arrangements entered into by us.

(3)	Tax services fees consist of compliance fees for the preparation of original and amended tax returns, claims for refunds and tax payment planning services for tax compliance, tax planning and tax advice.
Our Audit Committee determined that the provision of these non-audit services was compatible with maintaining the independence of McGladrey & Pullen and KPMG and pre-approved the expenditure of these fees.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: July 27, 2006

UROPLASTY, INC.

By:	/s/ DAVID B. KAYSEN

David B. Kaysen
President and Chief Executive Officer
In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title/Capacity	Date

/s/ DAVID B. KAYSEN	President, Chief Executive Officer and	July 27, 2006
David B. Kaysen	Director (Principal Executive Officer)

/s/ MAHEDI A. JIWANI	Vice President, Chief Financial Officer	July 27, 2006
Mahedi A. Jiwani	and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ ARIE J. KOOLE	Controller	July 27, 2006
Arie J. Koole

/s/ R. PATRICK MAXWELL	Chairman	July 27, 2006
R. Patrick Maxwell

/s/ JOEL R. PITLOR	Director	July 27, 2006
Joel R. Pitlor

/s/ SAM B. HUMPHRIES	Director	July 27, 2006
Sam B. Humphries

/s/ THOMAS E. JAMISON	Director	July 27, 2006
Thomas E. Jamison