Form 10QSB
period 2006-06-30
UROPLASTY INC
filed 2006-08-14
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly Report Under section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006
Commission File No. 000-20989
UROPLASTY, INC.
(Name of Small Business Issuer in its Charter)

Minnesota, U.S.A. (State or other jurisdiction of incorporation or organization)	41-1719250 (I.R.S. Employer Identification No.)
5420 Feltl Road
Minnetonka, Minnesota, 55343
(Address of principal executive offices)
(912) 426-6140
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
YES ☐ NO ☑
The number of shares outstanding of the issuer’s only class of common stock on July 31, 2006 was 6,965,206.
Transitional Small Business Disclosure Format:
YES ☐ NO ☑

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	March 31, 2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,394,306	$1,563,433
Short-term investments	—	1,137,647
Accounts receivable, net	936,816	716,587
Income tax receivable	170,290	270,934
Inventories	731,663	757,062
Other	415,107	353,178

Total current assets	3,648,182	4,798,841

Property, plant, and equipment, net	1,445,778	1,079,438

Intangible assets, net	385,067	411,604

Deferred tax assets	139,505	111,361

Total assets	$5,618,532	$6,401,244

See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	March 31, 2006
	(unaudited)
Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities – long-term debt	$43,998	$41,658
Current maturities – deferred rent	35,000	—
Notes payable	185,426	—
Accounts payable	552,704	506,793
Accrued liabilities	632,197	917,981
Warrant liability	337,624	665,356

Total current liabilities	1,786,949	2,131,788

Long-term debt – less current maturities	400,101	389,241
Deferred rent – less current maturities	239,433	—
Accrued pension liability	573,267	473,165

Total liabilities	2,999,750	2,994,194

Shareholders’ equity:
Common stock $.01 par value; 20,000,000 shares authorized, 6,965,206 and 6,937,786 shares issued and outstanding at June 30 and March 31, 2006, respectively	69,652	69,378
Additional paid-in capital	15,199,298	14,831,787
Accumulated deficit	(12,275,339)	(11,034,100)
Accumulated other comprehensive loss	(374,829)	(460,015)

Total shareholders’ equity	2,618,782	3,407,050

Total liabilities and shareholders’ equity	$5,618,532	$6,401,244

See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Net sales	$1,764,210	$1,645,653
Cost of goods sold	555,516	420,828

Gross profit	1,208,694	1,224,825

Operating expenses
General and administrative	884,109	690,564
Research and development	674,954	630,598
Selling and marketing	1,232,587	664,033

	2,791,650	1,985,195

Operating loss	(1,582,956)	(760,370)

Other income (expense)
Interest income	19,507	27,380
Interest expense	(5,982)	(4,809)
Warrant benefit (expense)	327,732	(686,295)
Foreign currency exchange gain (loss)	26,411	(1,199)
Other	4,800	—

	372,468	(664,923)

Loss before income taxes	(1,210,488)	(1,425,293)

Income tax expense	30,751	37,020

Net loss
	$(1,241,239)	$(1,462,313)

Basic and diluted loss per common share	$(0.18)	$(0.23)

Weighted average common shares outstanding:
Basic and diluted	6,952,167	6,351,245
See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Three months ended June 30, 2006
(Unaudited)

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Other Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2006	6,937,786	$69,378	$14,831,787	$(11,034,100)	$(460,015)	$3,407,050

Exercise of Stock Options	9,666	96	12,702	—	—	12,798

Employee Retirement Savings Plan Contribution	17,754	178	44,207	—	—	44,385

Share-Based Compensation	—	—	310,602	—	—	310,602

Comprehensive Loss:

Net loss	—	—	—	(1,241,239)	—

Translation adjustment	—	—	—	—	96,589

Additional pension liability	—	—	—	—	(11,403)

Total comprehensive loss	—	—	—	—	—	(1,156,053)

Balance at June 30, 2006	6,965,206	$69,652	$15,199,298	$(12,275,339)	($ 374,829)	$2,618,782

See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,241,239)	$(1,462,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	78,295	54,319
Gain on disposal of assets	(4,800)	—
Warrant expense (benefit)	(327,732)	686,295
Stock-based consulting expense	11,007	—
Stock-based compensation expense	299,595	—
Deferred income taxes	(21,495)	7,453
Deferred rent	(5,833)	—
Changes in operating assets and liabilities:
Accounts receivable	(178,338)	(37,436)
Inventories	76,937	(222,364)
Other current assets and income tax receivable	59,400	(92,228)
Accounts payable	35,354	11,650
Deferred rent	274,433	—
Accrued liabilities	(207,912)	165,265
Accrued pension liability	27,025	19,613

Net cash used in operating activities	(1,125,303)	(869,746)

Cash flows from investing activities:
Purchase of short-term investments	—	(2,103,402)
Proceeds from sale of short-term investments	1,137,647	87,359
Payments for property, plant and equipment	(371,825)	(129,474)
Proceeds from sale of property, plant and equipment	4,800	—
Payments for intangible assets	—	(266,667)

Net cash provided by (used in) investing activities	770,622	(2,412,184)

Cash flows from financing activities:
Proceeds from financing obligations	210,999
Repayment of long-term obligations	(36,374)	(10,819)
Proceeds from issuance of common stock and warrants	12,798	6,824,069

Net cash provided by financing activities	187,423	6,813,250

Effect of exchange rates on cash and cash equivalents	(1,869)	(81,808)

Net increase (decrease) in cash and cash equivalents	(169,127)	3,449,512

Cash and cash equivalents at beginning of period	1,563,433	1,405,324

Cash and cash equivalents at end of period	$1,394,306	$4,854,836

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,081	$5,056
Cash paid during the period for income taxes	23,121	15,281

Supplemental disclosure of non-cash financing and investing activities:
Shares issued for 401(k) plan profit sharing contribution	$44,408	$—
Property, plant and equipment additions funded by lessor allowance and classified as deferred rent	280,000	—
See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Notes to the Condensed Interim Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
We have prepared our condensed interim consolidated financial statements included in this Form 10-QSB, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. The consolidated results of operations for any interim period are not necessarily indicative of results for a full year. These condensed interim consolidated statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended March 31, 2006.
The condensed interim consolidated financial statements presented herein as of June 30, 2006 and for the three-month periods ended June 30, 2006 and 2005 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation and income taxes, each of which is more fully described in our Annual Report on Form 10-KSB for the year ended March 31, 2006. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three-month period ended June 30, 2006, and we have made no changes to these policies during fiscal 2007.
2. Nature of Business, Sales of Common Stock and Corporate Liquidity
The majority of our products are sold primarily outside of the United States. The 510(k) premarket clearance from the U.S. Food and Drug Administration (FDA) was received in August 2005 for our I-STOPTM Mid-Urethral Sling, a biocompatible, tension-free sling used to treat female urinary incontinence. In October 2005 and July 2006, we received the 510(K) premarket clearances for, respectively, the original and enhanced versions of our Urgent® PC Neurostimulation System, a proprietary, minimally invasive nerve stimulation device designed for office-based treatment of overactive bladder symptoms of urge incontinence, urinary urgency and urinary frequency. We have established a sales force in the United States to commercialize these products and anticipate increasing our sales and marketing organization. We continue to pursue regulatory approvals to market other products in the United States. The FDA approval process can be costly, lengthy and uncertain.
Our future liquidity and capital requirements will depend on numerous factors, including among other things, the timing and cost of obtaining FDA approval for the Macroplastique premarket approval application (PMA) and expanding the sales, marketing and distribution capabilities in the U.S. market. We will need to raise additional debt or equity financing to continue funding for product development and continued expansion of our sales and marketing activities for beyond fiscal 2007, and ultimately, we will need to achieve profitability and generate positive cash flows from operations. Aside from the recently established credit lines indicated below and proceeds from a private placement (see Note 15), we have no committed resources of, or other arrangements with respect to, additional financing.
In May 2006 we entered into a business loan agreement with Venture Bank. The agreement provides for a credit line of up to $1 million secured by substantially all of our assets. We may borrow up to 50% of the value of the inventory on hand in the U.S. and 75% of the U.S. accounts receivable value; provided however, we cannot borrow any amount if our consolidated shareholders’ equity declines below $0.5 million. We may borrow the maximum $1 million only if our consolidated shareholders’ equity is not less than $1 million. For consolidated shareholders’ equity in excess of $0.5 million but less than $1 million, the maximum that we can borrow is $250,000. The bank charges us interest on the loan at the rate of 1 percentage point over the prime rate (8.25% at June 30, 2006) subject to a minimum interest rate of 7% per annum.
In June 2006, we entered into a $100,000 3-year, term loan agreement with Venture Bank, at an interest rate of 8.25% per annum. In addition, Uroplasty BV, one of our subsidiaries’ entered into an arrangement with Rabobank of The Netherlands for a €200,000 (approximately $258,500) credit line.

At June 30, 2006, we had no borrowings against any of our credit lines.
3. Short-term Investments
At March 31, 2006, short-term investments consisted of certificates of deposit that matured in the first quarter of fiscal 2007.
4. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	June 30, 2006	March 31, 2006
Raw materials	$345,110	$379,685
Work-in-process	67,950	26,183
Finished goods	418,408	453,633
Reserve	(99,805)	(102,439)

	$731,663	$757,062

5. Intangible Assets
Intangible assets are comprised of patents, trademarks and licensed technology which are amortized on a straight-line basis over their estimated useful lives or contractual terms, whichever is less.

		June 30, 2006
		Gross
	Estimated	Carrying	Accumulated
	Lives (Years)	Amount	Amortization	Net value
Licensed technology	5	$501,290	$136,028	$365,262
Patents and inventions	6	237,900	218,095	19,805

Totals		$739,190	$354,123	$385,067

		March 31, 2006
Licensed technology	5	$501,290	$111,183	$390,107
Patents and inventions	6	237,900	216,403	21,497

Totals		$739,190	$327,586	$411,604

Estimated annual amortization for these assets for the fiscal years ended March 31 is as follows:

Remainder of fiscal 2007	$77,000
2008	100,800
2009	100,700
2010	98,400
2011	8,200

$385,100

6. Comprehensive Loss
Comprehensive loss consists of net loss, translation adjustments and additional pension liability as follows:

	Three Months Ended
	June 30,
	2006	2005
Net loss	$(1,241,239)	$(1,462,313)
Items of other comprehensive income (loss):
Translation adjustment	96,589	(208,159)
Additional pension liability	(11,403)	4,409

Comprehensive loss	$(1,156,053)	$(1,666,063)

7. Options and Warrants
The following options and warrants outstanding at June 30, 2006 and 2005 to purchase shares of common stock were excluded from diluted loss per common share because of their anti-dilutive effect:

	Number of	Range of Exercise
	Options/Warrants	Prices
For the three months ended:
June 30, 2006	4,038,460	$0.90 to $10.50
June 30, 2005	3,706,338	$0.90 to $10.50
8. Shareholders’ Equity
Warrants
As a result of the suspension of the exercise of the 706,218 warrants we originally issued in July 2002, we granted a like number of new common stock purchase warrants to the holders of the expired warrants in April 2005. The new warrants are exercisable at $2.00 per share for 90 days after the effective date of a registration statement covering the shares underlying these warrants. As of June 30, 2006, such a registration statement had been filed, however, the Securities and Exchange Commission had not declared it effective. In April 2005, we recognized a liability and a charge to equity of approximately $1.4 million associated with the grant of these new warrants. We determined the fair value of these warrants using the Black-Scholes option-pricing model. We have since reduced the reported liability by approximately $1,062,000 due to the decrease in the fair value of these warrants from their date of issuance through June 30, 2006. We recorded a warrant benefit of $328,000 in the three-months ended June 30, 2006 and a warrant expense of $686,000 in the three-months ended June 30, 2005. We will continue to remeasure the value of this liability in relation to its fair value and adjust accordingly until such time as the warrants are exercised or expire.
In connection with our April 2005 private placement, we issued 1,180,928 warrants to purchase shares of common stock and registered the public resale the underlying shares for the security holders. The warrants are exercisable for five years at an exercise price of $4.75.
As part of a consulting agreement with CCRI Corporation, we issued a warrant to purchase 50,000 shares of common stock at a price of $3.00 per share on April 1, 2003, and an additional warrant to purchase 50,000 shares at a price of $5.00 on November 2, 2003. At June 30, 2006, all of these warrants were outstanding and expire five years from the date of issue.
9. Share-based Compensation
As of June 30, 2006, we had one active plan (2006 Stock and Incentive Plan) for share-based compensation awards. Under the plan, if we have a change in control, all outstanding awards, including those subject to vesting or other performance targets, fully vest immediately. We have reserved 1,200,000 shares of our common stock for stock-based awards under this plan, and as of June 30, 2006, we had granted awards for 38,000 options. We generally grant option awards with an exercise price equal to the market price of our stock at the date of the grant.

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment–Revised 2004” (“SFAS No. 123(R)”), using the modified prospective transition method. Prior to the adoption of SFAS No. 123(R), we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.
Under the modified prospective method, we recognize share-based employee compensation cost using the fair-value based method for all new awards granted after April 1, 2006 and to awards outstanding on April 1, 2006 that we subsequently modify, repurchase or cancel. We recognize compensation costs for unvested stock options and awards that are outstanding as of the April 1, 2006 adoption date, over the remaining requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). We were not required to restate prior periods to reflect the impact of adopting the new standard. We incurred a total of $310,602 in compensation expense in the first quarter of fiscal 2007 as a result of our adoption of SFAS No. 123(R).
As a result of adopting SFAS No. 123(R), for the three months ended June 30, 2006, our loss before taxes, net loss, and basic and diluted loss per share were higher than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants (see chart below).

		Proforma Under
	As Reported	APB 25
Loss before taxes	$(1,210,488)	$(1,210,488)
Add back compensation expense	—	310,602

Adjusted loss before taxes	(1,210,488)	(899,886)

Income tax expense	30,751	30,751

Net loss	$(1,241,239)	$(930,637)

Net loss per common share – basic and diluted	$(0.18)	$(0.13)
Proceeds from the exercise of stock options were $12,798 for the three months ended June 30, 2006.

The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS No. 123(R) for the three months ended June 30, 2005, and reported compensation expense of $433,431. We intend to show similar pro forma information in our future fiscal 2007 reports because we believe this presentation facilitates a quarter-to-quarter understanding of the effect of SFAS No. 123(R) on our fiscal 2007 results.

	Three Months Ended
	June 30,
	2006	2005
Net loss — As reported	$(1,241,239)	$(1,426,313)
Deduct: Total stock-based employee compensation expense determined under fair value-based method	—	(433,431)

Net loss — Pro forma	$(1,241,239)	$(1,895,744)

Net loss per common share – As reported:
Basic and diluted	$(0.18)	$(0.23)

Net loss per common share – Pro forma:
Basic and diluted	$(0.18)	$(0.30)
We determined the fair value of our option awards using the Black-Scholes option pricing model. We used the following weighted-average assumptions to value the options granted during the first quarter of fiscal 2007:

Expected life in years	8.97
Risk-free interest rate	5.06%
Expected volatility	100.26%
Expected dividend yield	0
Weighted-average fair value	2.177
The expected life selected for options granted during the quarter represents the period of time that we expect our options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Expected volatilities are based upon historical volatility of our stock.
As of June 30, 2006, we had approximately $ 644,461 of unrecognized compensation cost related to share-based payments that we expect to recognize over a weighted-average period of 1.75 years.

The following table summarizes activity related to our stock options during the three months ended June 30, 2006:

			Weighted Avg
		Weighted Avg	Remaining
	Number of Shares	Exercise Price	Contract Life
Options outstanding at beginning of period	1,888,327	$3.80	4.48
Options granted	358,000	2.51	8.86
Options exercised	(9,666)	1.32	—
Options surrendered	(22,267)	5.13	—

Options outstanding at end of period	2,214,394	$3.59	5.27

Options exercisable at end of period	1,820,310	$3.86	4.97
10. Savings and Retirement Plans
We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made no discretionary contributions in association with these plans in the United States for the quarters ended June 30, 2006 and 2005, respectively.
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
The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the periods ended June 30, 2006 and 2005:

	Three Months Ended
	June 30,
	2006	2005
Gross service cost	$50,542	$44,861
Interest cost	30,413	25,835
Expected return on assets	(17,444)	(14,911)
Amortization	10,431	7,267

Net periodic retirement cost	$73,942	$63,052

Major assumptions used in the above calculations include:

	Three Months Ended
	June 30,
	2006	2005
Discount rate	4.25-5.50%	4.50-5.25%
Expected return on assets	4.00-5.00%	4.00-5.00%
Expected rate of increase in future compensation:
General	3%	3%
Individual	0%-3%	0%-3%
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
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and we do not deem them to be long-term balances. For the three months ended June 30, 2006 and 2005, we recognized foreign currency gain (loss) of $26,411 and $(1,199), respectively.
12. Income Tax Expense
During the quarters ended June 30, 2006 and 2005, our Dutch subsidiaries recorded income tax expense of $30,751 and $37,020, respectively. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions.
13. Business Segment and Geographic Information
We sell proprietary products for the treatment of voiding dysfunctions. Our current primary product is Macroplastique®, a soft tissue bulking material used for the treatment of urinary incontinence and vesicoureteral reflux. In addition, we market soft tissue bulking material for additional indications, including the treatment of vocal cord rehabilitation, fecal incontinence and soft tissue dermal augmentation. At this time, all sales for the tissue bulking agent products are outside the United States. The Macroplastique product line accounted for 59% and 70%, respectively, of total net sales for the three-months ended June 30, 2006 and 2005, respectively.
The 510(k) premarket clearance from U.S. Food and Drug Administration (FDA) for the I-STOP™ polypropylene, tension-free, mid-urethral sling for the treatment of female urinary incontinence was received in August 2005. We have exclusive distribution rights for this product in the United States and the United Kingdom. In October 2005, we received U.S. FDA 510(k) premarket clearance for our Urgent® PC Neuromodulation System, a minimally invasive nerve stimulation device designed for office-based treatment of overactive bladder symptoms of urge incontinence, urinary urgency and urinary frequency. We started selling the Urgent PC device in November 2005 in the United States and in December 2005 in Europe and Canada. The Urgent PC is also indicated for the treatment of fecal incontinence outside the United States. In July 2006, we received U.S. FDA 510(k) premarket clearance for our enhanced version of the Urgent PC. In addition, we are a distributor of specialized wound care products in The Netherlands and United Kingdom.
Based upon the above, we operate in only one reportable segment consisting of medical products primarily for the urology market.

Information regarding operations in different geographies for the three months ended June 30, 2006 and 2005 is as follows:

				Adjustments
	United	The	United	and
	States	Netherlands	Kingdom	Eliminations	Consolidated
Fiscal 2007

Sales, three months ended June 30, 2006	$298,300	$1,163,129	$529,437	$(226,656)	$1,764,210

Income tax expense, three months ended June 30, 2006	—	30,751	—	—	30,751

Net income (loss), three months ended June 30, 2006	(1,347,945)	107,927	(57,675)	56,454	(1,241,239)

Long-lived assets at June 30, 2006	1,079,198	747,365	4,282	—	1,830,845

Fiscal 2006

Sales, three months ended June 30, 2005	$140,821	$1,337,601	$457,770	$(290,539)	$1,645,653

Income tax expense, three months ended June 30, 2005	—	37,020	—	—	37,020

Net income (loss), three months ended June 30, 2005	(1,656,475)	(12,104)	44,414	161,852	(1,462,313)

Long-lived assets at June 30, 2005	619,125	741,071	7,398	—	1,367,594
14. Recently Issued Accounting Standards
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation provides that the tax effects from an uncertain tax position can be recognized in our financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on our consolidated financial statements.
15. Subsequent Event
In August 2006, we entered into a securities purchase agreement with certain investors pursuant to which we sold 1.4 million shares of our common stock for $1.50 per share, together with warrants to purchase 695,000 shares of our common stock, for an aggregate proceeds of $2.1 million. After offset for our estimated costs of $183,000, we received net proceeds of $1.9 million. The warrants are exercisable for 5 years (but commencing 181 days after closing) at an exercise price of $2.50 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We recommend that you read this Report on Form 10-QSB in conjunction with our Annual Report on Form 10-KSB for the year ended March 31, 2006.
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
Overview
We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions. We have developed, and are developing, minimally invasive products primarily for the treatment of urinary and fecal incontinence and overactive bladder symptoms. All products we currently sell are CE marked for European Union clearance. In the U.S. we have received 510(k) clearance for two of our products (I-STOP and Urgent PC). Our Macroplastique and other implantable tissue bulking products have not been cleared for marketing in the United States. We are pursuing FDA pre-market approval (PMA) for our Macroplastique product. We sell our products in approximately 40 countries.
Our goal is to develop and commercialize a portfolio of minimally invasive products for the treatment of voiding dysfunctions. We believe that, with a suite of innovative products, we can increasingly garner the attention of key physicians and distributors and enhance market acceptance of our products. The key elements of our strategy are to:
•	Pursue regulatory approval in the U.S. for our Macroplastique products.

•	Expand our U.S. marketing and sales organization, using a combination of direct and independent reps;

•	Conduct multi-center, prospective, post-market clinical trials for the Urgent PC;

•	Expand distribution of our products outside of the U.S.; and

•	Acquire or license complimentary products if appropriate opportunities arise.
We concluded a multi-center human clinical trial using Macroplastique Implants in a minimally invasive, office-based procedure for treating adult female stress urinary incontinence resulting from intrinsic sphincter deficiency, a weakening of the muscles that control the flow of urine from the bladder. In December 2004, the FDA accepted for filing our pre-market approval submission with respect to Macroplastique for the treatment of female stress urinary incontinence. This submission is under review by the FDA and we continue to expect, as we indicated in July 2005, the possible approval by the FDA in 2007. We will incur substantial expenses in connection with these regulatory activities. Even if we obtain regulatory approval, it may be only for limited uses with specific classes of patients, which may limit the market for our product.

In the United States, we recently staffed our sales organization, consisting of a direct field sales management team and independent sales representatives, and a marketing organization to market our products directly to our customers. We anticipate further increasing, as needed, our sales and marketing organization in the United States to support our sales growth. Outside of the United States, we sell our products primarily through a direct and independent sales organization in the United Kingdom and primarily through distributors in other markets. Our sales and marketing activities require significant ongoing expenditures.
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
Revenue Recognition. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe our revenue recognition policies comply with SAB 104. We market and distribute our products primarily through our direct and independent sales organization in the United States and the United Kingdom, and primarily through distributors in our other markets. We recognize revenue upon shipment of product to our distributors and direct customers. We have no customer acceptance provisions or installation obligations. Our sales terms to our distributors and customers provide no right of return outside of our standard warranty, and payment terms consistent with industry standards apply. Sales terms and pricing to our distributors are governed by the respective distribution agreements. Our distribution partners purchase the Uroplasty products to meet sales demand of their end-user customers as well as to fulfill their internal requirements associated with the sales process and, if applicable, contractual purchase requirements under the respective distribution agreements. Internal and other requirements include purchases of products for training, demonstration and evaluation purposes, clinical evaluations, product support, establishing inventories, and meeting minimum purchase commitments. As a result, the level of our net sales during any period is not necessarily indicative of our distributors’ sales to end-user customers during that period, which we estimate are not substantially different than our sales to those distributors in each of the last two years. Our distributors’ level of inventories of our products, their sales to end-user customers and their internal product requirements may impact our future revenue growth.
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
Impairment of Long-Lived Assets. Long-lived assets at June 30, 2006 consist of property, plant and equipment and intangible assets. We review our long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If we consider such assets impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

Share-Based Compensation. In December 2004, FASB published Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)” or the “Statement”). SFAS 123(R) requires that we recognize the compensation cost relating to share-based payment transactions, including grants of employee stock options, in our financial statements. We must measure that cost based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25, and its related interpretive guidance.
This Statement requires us to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period we require our employee to provide services for the award. FAS 123(R) permits us to use any option-pricing model that meets the fair value objective in the Statement. We adopted FAS 123(R) for the first time in the first quarter of fiscal year 2007. FAS 123(R) allows two methods for determining the effects of the transition: the modified prospective and the modified retrospective. We have adopted the modified prospective transition method beginning April 1, 2006. We calculated the pro forma compensation costs presented previously and in our prior filings using a Black-Scholes option pricing model. These compensation costs may not be indicative of amounts which we will incur in future years.
Income Taxes. We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We have generated approximately $15,423,000 in U.S. net operating loss carryforwards that we cannot use to offset taxable income in foreign jurisdictions. We recognize a valuation allowance when we determine it is more likely than not that we will not realize a portion of the deferred tax asset. We have established a valuation allowance for U.S. and certain foreign deferred tax assets due to the uncertainty that we will generate enough income in those taxing jurisdictions to utilize the assets.
In addition, U.S. tax rules impose limitations on the use of net operating loss following certain changes in ownership. Such a change in ownership may limit the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.
Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three-months ended June 30, 2006 and 2005.
Results of Operations
Three-month period ended June 30, 2006 compared to three-month period ended June 30, 2005
Net Sales: In the first quarter ended June 30, 2006, net sales were $1.8 million, representing an $119,000 or 7% increase when compared to net sales of $1.6 million for the quarter ended June 30, 2005. Excluding the impact of fluctuations in foreign currency exchange rates, sales increased by approximately 4%. A 9% decline in sales of Macroplastique products was more than offset by sales of the Urgent PC and an increase in sales of the I-STOP. In the first quarter ended June 30, 2005, we had no sales of the Urgent PC and had minimal sales of the
I-STOP.
We attribute the decline in sales of the Macroplastique products primarily due to adverse changes in the reimbursement policies of the insurers and the increase in pricing competition. We expect this to adversely impact our future sales in those markets. In response, we have implemented targeted volume price reductions, have stepped up training workshops targeted to our sales personnel, distributors and key incontinence surgeons, and are sponsoring scientific podium presentations and seminars at key international incontinence congresses. We cannot assure that these initiatives will increase Macroplastique sales.
Gross Profit: Gross profit was $1.2 million for both quarters ended June 30, 2006 and 2005, or 69% and 74% of net sales in the respective periods. We attribute the decline in gross profit percent primarily to lower manufacturing capacity utilization due to decline in Macroplastique sales, duplicate manufacturing facilities in the U.S. pending completion of our relocation to our new corporate headquarters, higher costs for our new facility and an increase in personnel-related costs. We expect to relocate the remaining operations to our new corporate headquarters in the third quarter of our current fiscal year after quality and regulatory qualifications of our new manufacturing facility.
General and Administrative Expenses (G&A): G&A expenses increased from $691,000 during the first quarter of fiscal 2006 to $884,000 during the first quarter of fiscal 2007. Included in the fiscal 2007 first quarter is a $266,000 non-cash, SFAS 123(R) charge for share-based employee compensation. Excluding this charge, G&A expenses declined by $73,000, primarily because fiscal 2005 first quarter contained certain charges related to the installation of our new information system.

Research and Development Expenses (R&D): R&D expenses increased from $631,000 during the first quarter of fiscal 2006 to $675,000 during the first quarter of fiscal 2007. Included in the fiscal 2007 first quarter is an $11,000 non-cash, SFAS 123(R) charge for share-based employee compensation. Excluding this charge, R&D expenses increased by $33,000. We attribute the increase primarily to the increase in spending for clinical trials and testing.
Selling and Marketing Expenses (S&M): S&M expenses increased from $664,000 during the first quarter of fiscal 2006 to $1,233,000 during the first quarter of fiscal 2007. Included in the fiscal 2007 first quarter is a $22,000 non-cash, SFAS 123(R) charge for share-based employee compensation. Excluding this charge, S&M expenses increased by $547,000. We attribute the increase to the $360,000 increase in compensation-related costs, primarily for our U.S. direct sales force and marketing organization, $110,000 for increase in travel-related costs and an increase in other costs to support our expanded organization and marketing activities.
Other Income (Expense): Other income (expense) includes interest income, interest expense, warrant expense or benefit, foreign currency exchange gains and losses and other non-operating costs when incurred. Our financial results are subject to material fluctuations based on changes in currency exchange rates. Other income (expense) was $372,000 and $(665,000) for the first quarters ended June 30, 2006 and 2005, respectively.
As a result of the suspension of the exercise of the 706,218 warrants we originally issued in July 2002, we granted a like number of new common stock purchase warrants to the holders of the expired warrants in April 2005. The new warrants will be exercisable at $2.00 per share for 90 days after the effective date of a registration statement covering the shares underlying these warrants. As of June 30, 2006, such a registration statement had been filed, however, the Securities and Exchange Commission had not declared it effective. In April 2005, we recognized a liability and a charge to equity of approximately $1.4 million associated with the grant of these new warrants. The Company determined the fair value of these warrants using the Black-Scholes option-pricing model. We have since reduced the reported liability by approximately $1,062,000 due to the decrease in the fair value of these warrants from their date of issuance through June 30, 2006. We recorded a warrant benefit of $328,000 for the three months ended June 30, 2006 and a warrant expense of $686,000 for the three months ended June 30, 2005. We will continue to remeasure the value of this liability in relation to its fair value and adjust accordingly until such time as the warrants are exercised or expire.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency gains (losses) of $26,000 and $(1,000) for the first quarters ended June 30, 2006 and 2005, respectively.
Income Tax Expense: Our Dutch subsidiaries recorded income tax expense of $31,000 and $37,000 for the quarters ended June 30, 2006 and 2005, respectively. For fiscal 2007, the Dutch income tax rate is 25.5% for €22,689 (approximately $29,000) of profit and 29.6% for amounts above €22,689 compared to 27% and 31.5% in fiscal 2006, respectively.
Non-GAAP Financial Measures. In addition to disclosing financial results calculated in accordance with U.S. generally accepted accounting principles (GAAP), our discussion of the results of operations above contains non-GAAP financial measures that exclude the effects of share-based compensation and the requirements of FAS 123(R). The non-GAAP financial measures used by management and disclosed by us exclude the income statement effects of share-based compensation and the effects of FAS 123(R). The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the consolidated financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies. Therefore, our non-GAAP financial measures may not be comparable to those used by other companies. We have described the reconciliations of each of our non-GAAP financial measures above to the most directly comparable GAAP financial measures.
Because we excluded FAS 123(R) compensation expense in some of our discussion above, these financial measures are treated as a “non-GAAP financial measure” under Securities and Exchange Commission rules. Management uses our non-GAAP financial measures for internal managerial purposes, including as a means to compare period-to-period results on a consolidated basis and as a means to evaluate our results on a consolidated basis compared to those of other companies.
We disclose this information to the public to enable investors who wish to more easily assess our performance on the same basis applied by management and to ease comparison on both a GAAP and non-GAAP basis among peer companies.
Liquidity and Capital Resources
Cash Flows. As of June 30, 2006, our cash and cash equivalents balances totalling $1.4 million.
At June 30, 2006, we had working capital of approximately $1.9 million. During the three months ended of fiscal 2007, we used $1.1 million of cash in operating activities, compared to $870,000 of cash used in the same period of fiscal 2006. The usage of cash over the three months was primarily attributable to the net loss incurred of $1.2 million and fluctuations in accounts receivable, other current assets, accounts payable and accrued expenses, due to the timing of payments and fluctuations in foreign currency exchange rates.

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
Sources of Liquidity. In April 2005, we conducted a private placement in which we sold 2,147,142 shares of our common stock at a price per share of $3.50, together with warrants to purchase 1,180,928 shares of our common stock, for an aggregate purchase price of approximately $7.5 million. The stock sale proceeds are offset by costs of approximately $935,000, resulting in net proceeds of approximately $6.6 million. The warrants are exercisable for five years at an exercise price of $4.75 per share.
In May 2006 we entered into a business loan agreement with Venture Bank. The agreement provides for a credit line of up to $1 million secured by our assets. We may borrow up to 50% of the value of the inventory on hand in the U.S. and 75% of the U.S. accounts receivable value; provided however, we cannot borrow any amount if our consolidated equity declines below $0.5 million. We may borrow the maximum $1 million only if our consolidated equity is not less than $1 million. For consolidated equity in excess of $0.5 million but less than $1 million, the maximum that can be borrowed is $250,000. The bank charges interest on the loan at the rate of 1 percentage point over the prime rate, subject to a minimum interest rate of 7% per annum. In addition, Uroplasty BV, one of our subsidiaries’ entered into an arrangement with Rabobank of The Netherlands for a €200,000 (approximately $258,500) credit line. At June 30, 2006, we had no borrowings under any of our credit lines.
In May 2006, we also entered into a $100,000 3-year, term loan agreement with Venture Bank, at an interest rate of 8.25% per annum. The amount is used for certain capital expenditures relating to the relocation of our facility to our Minnetonka, Minnesota location.
In August 2006, we entered into a securities purchase agreement with certain investors pursuant to which we sold approximately 1.4 million shares of our common stock for $1.50 per share, together with warrants to purchase 695,000 shares of our common stock, for an aggregate proceeds of approximately $2.1 million. After offset for our estimated costs of $183,000, we received net proceeds of $1.9 million. The warrants are exercisable for 5 years (but commencing 181 days after closing) at an exercise price of $2.50 per share.
Commitments and Contingencies. We believe that our current resources, funds generated from sale of our products, proceeds from the August 2006 private placement together with the credit facilities will be adequate to meet our cash flow needs, including regulatory activities associated with existing products, through the end of the fiscal year. We will need to raise additional debt or equity financing to continue funding for product development and continued expansion of our sales and marketing activities for beyond fiscal 2007, and ultimately, we will need to achieve profitability and generate positive cash flows from operations to fund our operations and grow our business. As such we will need to raise additional equity capital, but there can be no guarantee that we will be successful.
We expect to continue to incur significant costs for regulatory activities associated with obtaining regulatory approval in the United States for Macroplastique. For fiscal 2007, we expect to incur significant research and development expenses, including those in connection with the regulatory approval activities for Macroplastique and clinical trials for the Urgent PC. We also expect that during fiscal 2007, we will continue to incur significant expenses as we expand our selling and marketing organization in the U.S. to market our products. In addition, we expect general and administrative expenses in fiscal 2007 to increase as we increasingly prepare to implement the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.
In April 2005, we entered into an exclusive manufacturing and distribution agreement with CystoMedix for the Urgent PC product. The agreement required us to pay CystoMedix an initial payment of $225,000 and an additional payment of $250,000 in 12 monthly installments of $20,833, with the last installment payment made in the first quarter of fiscal 2007. We capitalized the aggregate amount as licensed technology and are amortizing it over the term of the agreement. We will also pay CystoMedix a 7% royalty on product sales. However, the 7% royalty is first offset against the monthly royalty installments. Currently we do not project making any additional royalty payments to CystoMedix in fiscal 2007.
CystoMedix has also granted us an exclusive option to acquire its assets. The purchase price is $3,485,000, reduced by up to $50,000 of liabilities assumed by us. However, the $3,485,000 amount used to compute the purchase price will increase at a rate of 10% per year after April 2007. The purchase price is payable in shares of our common stock valued at the average of the closing bid price of our shares for the 20 trading days prior to our exercise of the option. We may exercise the option until June 2008. If we exercise the option, we will also assume up to $1.4 million of bridge loan advances made to CystoMedix by its Chairman. We would repay up to $1.1 million of the bridge loan advances at closing and would issue our common stock for the balance of the bridge loan based on the above option price. We also have certain rights of first refusal to acquire CystoMedix’s assets in the event CystoMedix receives a third party offer in advance of any exercise of our option. We will need to raise additional equity or debt funds in order to consummate the CystoMedix acquisition, should we elect to do so.

We have two exclusive distribution agreements with CL Medical allowing us to market and sell the I-STOP urethral sling: effective February 2006, a six-year agreement, with a right to renew it for successive five-year terms, for distribution in the United States and, effective May 2005, a one-year agreement with automatic renewal for up to two years, for distribution in the United Kingdom. Under the agreements, we are required to purchase a minimum of $630,000 of units in the first 12-month period following January 1, 2006, increasing to $2.6 million of units in the fifth year of the agreement, for an aggregate commitment of approximately $6.7 million of units over the five-year period, subject to periodic adjustment based on the value of the euro.
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

Repayments of our contractual obligations as of June 30, 2006, consisting of royalties, notes payable (inclusive of interest), and operating leases, are summarized below:

	Payments Due by Period
		Remainder	Fiscal	Fiscal	Fiscal
		of Fiscal	2008 and	2010 and	2012 and
	Total	2007	2009	2011	thereafter
Minimum royalty payments	$234,000	$40,500	$108,000	$85,500	$—
Minimum purchase agreement	6,996,482	721,696	2,129,973	4,144,813	—
Notes payable	756,607	165,980	193,478	107,869	289,280
Operating lease commitments	1,367,331	242,763	401,668	285,773	437,127

Total contractual obligations	$9,264,782	$1,081,301	$2,833,119	$4,623,955	$726,407

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
Internal Control Matters. We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Except as indicated below, none of the items contained in PART II of Form 10-QSB are applicable to us for the three months ended June 30, 2006.
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 3, 2006, we held a special meeting of our shareholders. At the meeting, the shareholders approved our 2006 stock and incentive plan. A summary of the voting is as follows:

			Abstentions and
Votes For	Votes Against	Votes Withheld	Broker Non-Votes
3,133,014	998,270	—	2,185,763
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

UROPLASTY, INC.

	by:	/s/ DAVID B. KAYSEN

Date: August 14, 2006	David B. Kaysen
President and Chief Executive Officer

Date: August 14, 2006	by:	/s/ MAHEDI A. JIWANI

Mahedi A. Jiwani
Chief Financial Officer