Form 10QSB
period 2006-09-30
UROPLASTY INC
filed 2006-11-09
CIK 890846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly Report Under section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2006
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
YES ☐      NO ☑
The number of shares outstanding of the issuer’s only class of common stock on October 24, 2006 was 8,411,188.
Transitional Small Business Disclosure Format:
YES ☐      NO ☑

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006
	(unaudited)	March 31, 2006
Assets

Current assets:
Cash and cash equivalents	$1,983,303	$1,563,433
Short-term investments	—	1,137,647
Accounts receivable, net	1,123,388	716,587
Income tax receivable	195,348	270,934
Inventories	1,026,045	757,062
Other	327,502	353,178

Total current assets	4,655,586	4,798,841

Property, plant, and equipment, net	1,425,102	1,079,438

Intangible assets, net	358,491	411,604

Deferred tax assets	159,743	111,361

Total assets	$6,598,922	$6,401,244

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006
	(unaudited)	March 31, 2006
Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities – long-term debt	$43,640	$41,658
Deferred rent – current	35,000	—
Notes payable	64,050	—
Accounts payable	734,457	506,793
Accrued liabilities	799,275	917,981
Warrant liability	1,038,036	665,356

Total current liabilities	2,714,458	2,131,788

Long-term debt – less current maturities	450,000	389,241
Deferred rent – less current portion	231,082	—
Accrued pension liability	641,598	473,165

Total liabilities	4,037,138	2,994,194

Shareholders’ equity:
Common stock $.01 par value; 20,000,000 shares authorized, 8,411,188 and 6,937,786 shares issued and outstanding at September 30 and March 31, 2006, respectively	84,112	69,378
Additional paid-in capital	17,305,638	14,831,787
Accumulated deficit	(14,434,229)	(11,034,100)
Accumulated other comprehensive loss	(393,737)	(460,015)

Total shareholders’ equity	2,561,784	3,407,050

Total liabilities and shareholders’ equity	$6,598,922	$6,401,244

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$1,760,771	$1,554,955	$3,524,980	$3,200,608
Cost of goods sold	452,857	462,317	1,008,372	883,145

Gross profit	1,307,914	1,092,638	2,516,608	2,317,463

Operating expenses
General and administrative	827,290	744,867	1,711,399	1,435,431
Research and development	658,409	1,030,808	1,333,363	1,661,406
Selling and marketing	1,303,696	804,606	2,536,283	1,468,639

	2,789,395	2,580,281	5,581,045	4,565,476

Operating loss	(1,481,481)	(1,487,643)	(3,064,437)	(2,248,013)

Other income (expense)
Interest income	18,308	27,616	37,815	54,996
Interest expense	(10,483)	(4,515)	(16,465)	(9,324)
Warrant benefit (expense)	(700,412)	701,718	(372,680)	15,423
Foreign currency exchange gain (loss)	3,553	(7,206)	29,964	(8,405)
Other	(1,216)	—	3,585	—

	(690,250)	717,613	(317,781)	52,690

Loss before income taxes	(2,171,731)	(770,030)	(3,382,218)	(2,195,323)

Income tax expense (benefit)	(12,841)	(34,314)	17,911	2,706

Net loss	$(2,158,890)	$(735,716)	$(3,400,129)	$(2,198,029)

Basic and diluted loss per common share	$(0.28)	$(0.11)	$(0.46)	$(0.33)

Weighted average common shares outstanding:
Basic and diluted	7,784,118	6,853,783	7,376,900	6,603,887
See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Six months ended September 30, 2006
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2006	6,937,786	$69,378	$14,831,787	$(11,034,100)	$(460,015)	$3,407,050

Proceeds from private placement, net of costs of $260,832	1,389,999	13,900	1,810,317			1,824,217

Warrant registration costs			(4,351)			(4,351)

Exercise of Stock Options	65,649	656	146,501	—	—	147,157

Employee Retirement Savings Plan Contribution	17,754	178	44,207	—	—	44,385

Share-Based Compensation	—	—	477,177	—	—	477,177

Comprehensive Loss				(3,400,129)	66,278	(3,333,851)

Balance at September 30, 2006	8,411,188	$84,112	$17,305,638	$(14,434,229)	($393,737)	$2,561,784

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended September 30, 2006 and 2005
(Unaudited)

	Six Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,400,129)	$(2,198,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147,989	116,565
Gain on disposal of furniture	(3,584)	—
Warrant expense (benefit)	372,680	(15,423)
Stock-based consulting expense	29,524	—
Stock-based compensation expense	447,652	—
Deferred income taxes	(42,976)	(48,160)
Deferred rent	(14,583)	—
Changes in operating assets and liabilities:
Accounts receivable	(368,428)	47,762
Inventories	(221,587)	(195,071)
Other current assets and income tax receivable	121,808	(58,945)
Accounts payable	216,037	212,759
Deferred rent	280,666	—
Accrued liabilities	(86,062)	271,288
Accrued pension liability	142,780	39,226

Net cash used in operating activities	(2,378,213)	(1,828,028)

Cash flows from investing activities:
Proceeds from sale of short-term investments	1,137,647
Payments for property, plant and equipment	(406,740)	(170,602)
Proceeds from sale of property, plant and equipment	4,294	—
Payments for intangible assets	—	(329,167)

Net cash provided by (used in) investing activities	735,201	(499,769)

Cash flows from financing activities:
Proceeds from financing obligations	210,999
Repayment of long-term obligations	(104,656)	(21,650)
Proceeds from issuance of common stock and warrants	1,967,023	6,768,191

Net cash provided by financing activities	2,073,366	6,746,541

Effect of exchange rates on cash and cash equivalents	(10,484)	(88,451)

Net increase in cash and cash equivalents	419,870	4,330,293

Cash and cash equivalents at beginning of period	1,563,433	1,492,684

Cash and cash equivalents at end of period	$1,983,303	$5,822,977

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14,615	$9,803
Cash paid during the period for income taxes	58,335	37,598

Supplemental disclosure of non-cash financing and investing activities:
Shares issued for 401(k) plan profit sharing contribution	$44,385	$—
Property, plant and equipment additions funded by lessor allowance and classified as deferred rent	280,000	—
See accompanying notes to the condensed interim consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
We have prepared our condensed consolidated financial statements included in this Form 10-QSB, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. The consolidated results of operations for any interim period are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended March 31, 2006.
The condensed consolidated financial statements presented herein as of September 30, 2006 and for the three and six-month periods ended September 30, 2006 and 2005 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation and income taxes, each of which is more fully described in our Annual Report on Form 10-KSB for the year ended March 31, 2006. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three and six-month periods ended September 30, 2006, and we have made no changes to these policies during fiscal 2007.
2. Nature of Business, Sales of Common Stock and Corporate Liquidity
The majority of our revenue is from products sold outside of the United States. The U.S. Food and Drug Administration (FDA) granted 510(k) premarket clearance in August 2005 for our I-StopTM Mid-Urethral Sling, a biocompatible, tension-free sling used to treat female urinary incontinence. In October 2005 and July 2006, we received the 510(k) premarket clearances for, respectively, the original and enhanced versions of our Urgent® PC Neurostimulation System, a proprietary, minimally invasive nerve stimulation device designed for office-based treatment of overactive bladder symptoms of urge incontinence, urinary urgency and urinary frequency. In October 2006 we received from the FDA pre-market approval for Macroplastique®, a minimally invasive, implantable soft tissue bulking agent for the treatment of urinary incontinence. We expect to begin marketing this product in the United States in early 2007. We have established a sales force in the United States to commercialize these products and anticipate increasing our sales and marketing organization.
Our future liquidity and capital requirements will depend on numerous factors including: the timing and cost associated with FDA-required post approval studies to obtain market feedback on safety and effectiveness on Macroplastique; the timing and cost involved in manufacturing scale-up and in expanding our sales, marketing and distribution capabilities in the United States markets; the cost and effectiveness of our marketing and sales efforts with respect to our existing products in international markets; the effect of competing technologies and market and regulatory developments; and the cost involved in protecting our proprietary rights. Because we have yet to achieve profitability and generate positive cash flows, we need to raise additional debt or equity financing in fiscal 2007 to continue funding for product development and continued expansion of our sales and marketing activities. There can be no guarantee that we will be successful, as we currently have no committed sources of, or other arrangements with respect to, additional equity or debt financing. We therefore cannot ensure that we will obtain additional financing on acceptable terms, or at all. Aside from the recently established credit lines indicated below and proceeds from our August 2006 private placement, we have no committed resources of, or other arrangements with respect to, additional financing. If we are unable to raise substantial funds in fiscal 2007, we will need to rely on our existing credit facilities and curtail our operations including product development, clinical studies and sales and marketing activities in order to conserve cash and maintain our operations through the balance of fiscal 2007. This would adversely impact our future business and prospects. In any event, because we are not profitable, we will need to raise substantial additional financing to support our operations and planned growth activities in fiscal 2008 and beyond. Ultimately, we will need to achieve profitability and generate positive cash flows from operations to fund our operations and grow our business.

In October 2006, we amended our business loan agreement with Venture Bank. The amended agreement provides for a credit line of up to $500,000 secured by substantially all of our assets. We may borrow up to 50% of the value of the inventory on hand in the U.S. and 75% of the U.S. accounts receivable value. The bank charges us interest on the loan at the rate of 1 percentage point over the prime rate (8.25% at September 30, 2006) subject to a minimum interest rate of 7% per annum.
In June 2006, we entered into a $100,000 3-year, term loan agreement with Venture Bank, at an interest rate of 8.25% per annum. In addition, Uroplasty BV, one of our subsidiaries’ entered into an arrangement with Rabobank of The Netherlands for a €200,000 (approximately $258,500) credit line.
At September 30, 2006, we had no borrowings against any of our credit lines.
3. Short-term Investments
At March 31, 2006, short-term investments consisted of certificates of deposit that matured in the first quarter of fiscal 2007.
4. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	September 30, 2006	March 31, 2006
Raw materials	$368,435	$340,268
Work-in-process	46,806	26,183
Finished goods	610,804	390,611

	$1,026,045	$757,062

5. Intangible Assets
Intangible assets are comprised of patents, trademarks and licensed technology which are amortized on a straight-line basis over their estimated useful lives or contractual terms, whichever is less.

		September 30, 2006
		Gross
	Estimated	Carrying	Accumulated
	Lives (Years)	Amount	Amortization	Net value
Licensed technology	5	$501,290	$160,874	$340,416
Patents and inventions	6	237,900	219,825	18,075

Totals		$739,190	$380,699	$358,491

		March 31, 2006
Licensed technology	5	$501,290	$111,183	$390,107
Patents and inventions	6	237,900	216,403	21,497

Totals		$739,190	$327,586	$411,604

Estimated annual amortization for these assets for the fiscal years ended March 31 is as follows:

Remainder of fiscal 2007	$50,399
2008	100,756
2009	100,652
2010	98,369
2011	8,315

$358,491

6. Comprehensive Loss
Comprehensive loss consists of net loss, translation adjustments and additional pension liability as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(2,158,890)	$(735,716)	$(3,400,129)	$(2,198,029)
Items of other comprehensive income (loss):
Translation adjustment	(18,492)	(6,713)	78,097	(214,872)
Additional pension liability	(416)	203	(11,819)	4,612

Comprehensive loss	$(2,177,798)	$(742,226)	$(3,333,851)	$(2,408,289)

7. Basic and Diluted Net Loss per Common Share.
We have excluded the following options and warrants outstanding at September 30, 2006 and 2005 to purchase shares of common stock from diluted loss per common share as they have an anti-dilutive effect because the Company had a loss in each of those periods:

	Number of	Range of Exercise
	Options/Warrants	Prices
For the three and six months ended September 30:
2006	4,967,380	$ 0.90 to $5.30
2005	3,597,705	$0.90 to $10.50
8. Shareholders’ Equity
Warrants
As a result of the suspension of the exercise of the 706,218 warrants we originally issued in July 2002, we granted a like number of new common stock purchase warrants to the holders of the expired warrants in April 2005. The new warrants are exercisable at $2.00 per share for 90 days after the effective date of a registration statement covering the shares underlying these warrants. Although as of September 30, 2006, we had filed this registration statement, the U.S. Securities and Exchange Commission had not declared it effective. We anticipate seeking effectiveness of the registration statement before the end of calendar year 2006. In April 2005, we recognized a liability and a charge to equity of approximately $1.4 million associated with the grant of these new warrants. We determined the fair value of these warrants using the Black-Scholes option-pricing model. We have since reduced the reported liability to approximately $1.0 million due to the decrease in the fair value of these warrants from their date of issuance through September 30, 2006. We recorded a warrant (expense) benefit of $(700,000) and $702,000 for the three months ended September 30, 2006 and 2005, respectively, and $(373,000) and $15,000 for the six months ended September 30, 2006 and 2005, respectively. We will continue to remeasure the value of this liability in relation to its fair value and adjust accordingly until such time as the warrants are exercised or expire.

In connection with our April 2005 private placement, we issued 1,180,928 warrants to purchase shares of common stock and registered the public resale the underlying shares for the security holders. The warrants are exercisable for five years at an exercise price of $4.75.
As part of a consulting agreement with CCRI Corporation, we issued a warrant to purchase 50,000 shares of common stock at a price of $3.00 per share on April 1, 2003, and an additional warrant to purchase 50,000 shares at a price of $5.00 on November 2, 2003. At September 30, 2006, all of these warrants were outstanding and expire five years from the date of issue.
In connection with our August 2006 private placement, we issued 695,000 warrants to purchase shares of our common stock. We also sold to the placement agent a warrant to purchase 69,500 shares of our common stock. We registered the public resale of the underlying shares for the security holders. The warrants are exercisable for five years, beginning on February 4, 2007, at an exercise price of $2.50 per share.
Authorized Common Shares
At our annual shareholders meeting in October 2006, our shareholders approved the proposal to amend our Restated Articles of Incorporation to increase the number of authorized common shares from 20,000,000 to 40,000,000.
9. Share-based Compensation
As of September 30, 2006, we had one active plan (2006 Stock and Incentive Plan) for share-based compensation awards. Under the plan, if we have a change in control, all outstanding awards, including those subject to vesting or other performance targets, fully vest immediately. We have reserved 1,200,000 shares of our common stock for stock-based awards under this plan, and as of September 30, 2006, we had granted awards for 173,000 options. We generally grant option awards with an exercise price equal to the market price of our stock at the date of the grant.
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
Under the modified prospective method, we recognize share-based employee compensation cost using the fair-value based method for all new awards granted after April 1, 2006 and to awards outstanding on April 1, 2006 that we subsequently modify, repurchase or cancel. We recognize compensation costs for unvested stock options and awards that are outstanding as of the April 1, 2006 adoption date, over the remaining requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). We were not required to restate prior periods to reflect the impact of adopting the new standard. We incurred a total of $148,000 and $448,000 in compensation expense for the three and six months ended September 30, 2006, respectively, as a result of our adoption of SFAS No. 123(R).
As a result of adopting SFAS No. 123(R), for the three and six months ended September 30, 2006, our loss before taxes, net loss, and basic and diluted loss per share were higher than if we had continued to account for stock-based compensation under APB Opinion No. 25 for our stock option grants (see chart below).

	Three Months Ended		Six Months Ended
	September 30, 2006		September 30, 2006
		Proforma		Proforma
		Under		Under
	As Reported	APB 25	As Reported	APB 25

Loss before taxes	$(2,171,731)	$(2,171,731)	$(3,382,218)	$(3,382,218)
Add back compensation expense	—	148,056	—	447,652

Adjusted loss before taxes	(2,171,731)	(2,023,675)	(3,382,218)	(2,934,566)
Income tax expense (benefit)	(12,841)	(12,841)	17,911	17,911

Net loss	$(2,158,890)	$(2,010,834)	$(3,400,129)	$(2,952,477)

Net loss per common share – basic and diluted	$(0.28)	$(0.26)	$(0.46)	$(0.40)
Proceeds from the exercise of stock options were $134,359 and $147,158 for the three and six months ended September 30, 2006.
The following table illustrates the effect on operating results and per share information had we accounted for stock-based compensation in accordance with SFAS No. 123(R) for the three and six months ended September 30, 2005, and reported compensation expense of $425,000 and $858,000, respectively. We intend to show similar pro forma information in our future fiscal 2007 reports because we believe this presentation facilitates a quarter-to-quarter understanding of the effect of SFAS No. 123(R) on our fiscal 2007 results.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss – As reported	$(2,158,890)	$(735,716)	$(3,400,129)	$(2,198,029)
Deduct: Pro forma stock-based employee compensation expense determined under fair value-based method	—	(424,902)	—	(858,333)

Net loss – Pro forma	$(2,158,890)	$(1,160,618)	$(3,400,129)	$(3,056,362)

Net loss per common share – As reported:
Basic and diluted	$(0.28)	$(0.11)	$(0.46)	$(0.33)

Net loss per common share – Pro forma:
Basic and diluted	$(0.28)	$(0.17)	$(0.46)	$(0.46)

We determined the fair value of our option awards using the Black-Scholes option pricing model. We used the following weighted-average assumptions to value the options granted during the three and six-months ended September 30, 2006:

	Three Months Ended	Six Months Ended
	September 30, 2006	September 30, 2006
Expected life in years	5.00	7.88
Risk-free interest rate	4.77%	4.98%
Expected volatility	100.26%	100.26%
Expected dividend yield	0	0
Weighted-average fair value	1.396	1.964
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
As of September 30, 2006, we had approximately $635,244 of unrecognized compensation cost related to share-based payments that we expect to recognize over a weighted-average period of 1.68 years.
The following table summarizes activity related to our stock options during the six months ended September 30, 2006:

			Weighted Avg
		Weighted Avg	Remaining
	Number of Shares	Exercise Price	Contract Life

Options outstanding at beginning of period	1,888,327	$3.80	4.48
Options granted	493,000	2.32	7.60
Options exercised	(65,649)	2.24	—
Options surrendered	(99,944)	2.89	—

Options outstanding at end of period	2,215,734	$3.56	4.97

Options exercisable at end of period	1,811,416	$3.82	4.57
10. Savings and Retirement Plans
We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made no discretionary contributions in association with these plans in the United States for the three and six-month periods ended September 30, 2006 and 2005, respectively.
Our international subsidiaries have defined benefit retirement plans for eligible employees. These plans provide benefits based on each employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans. We invest pension plan assets in insurance contracts. We closed the defined benefit plan in The Netherlands for new employees effective April 2005. At that time, our Dutch subsidiary established a defined contribution plan. We froze our UK subsidiary’s defined benefit plan on December 31, 2004. On March 10, 2005, our UK subsidiary established a defined contribution plan.

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three and six-month periods ended September 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross service cost	$51,303	$43,436	$101,845	$88,297
Interest cost	30,941	24,975	61,354	50,810
Expected return on assets	(17,764)	(14,403)	(35,208)	(29,314)
Amortization	10,604	7,037	21,035	14,303

Net periodic retirement cost	$75,084	$61,045	$149,026	$124,096

Major assumptions used in the above calculations include:

	Three and Six Months
	Ended
	September 30,
	2006	2005
Discount rate	4.25–5.50%	4.50–5.25%
Expected return on assets	4.00–5.00%	4.00–5.00%
Expected rate of increase in future compensation:

General	3%	3%
Individual	0%–3%	0%–3%
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
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and we do not deem them to be long-term balances. For the three months ended September 30, 2006 and 2005, we recognized foreign currency gain (loss) of $3,553 and $(7,206), respectively. For the six months ended September 30, 2006 and 2005, we recognized foreign currency gain (loss) of $29,964 and $(8,405), respectively.
12. Income Tax Expense
During the three months ended September 30, 2006 and 2005, our Dutch subsidiaries recorded income tax benefit of $12,841 and $34,314, respectively. During the six months ended September 30, 2006 and 2005, our Dutch subsidiaries recorded income tax expense of $17,911 and $2,706, respectively. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions.

13. Business Segment and Geographic Information
We sell proprietary products for the treatment of voiding dysfunctions. Our current primary product is Macroplastique®, a soft tissue bulking material used for the treatment of urinary incontinence and vesicoureteral reflux. In addition, we market soft tissue bulking material for additional indications, including the treatment of vocal cord rehabilitation, fecal incontinence and soft tissue dermal augmentation. At this time, all sales for the tissue bulking agent products are outside the United States. The Macroplastique product line accounted for 56% and 70%, respectively, of total net sales for the six months ended September 30, 2006 and 2005, respectively.
The U.S. Food and Drug Administration (FDA) granted 510(k) premarket clearance for the I-Stop™ polypropylene, tension-free, mid-urethral sling for the treatment of female urinary incontinence in August 2005. We have exclusive distribution rights for this product in the United States and the United Kingdom. In October 2005 and July 2006, we received U.S. FDA 510(k) premarket clearance for, respectively, the original and enhanced versions of our Urgent® PC Neuromodulation System, a minimally invasive nerve stimulation device designed for office-based treatment of overactive bladder symptoms of urge incontinence, urinary urgency and urinary frequency. We started selling the Urgent PC device in November 2005 in the United States and in December 2005 in Europe and Canada. The Urgent PC is also indicated for the treatment of fecal incontinence outside the United States. In October 2006 we received from the FDA pre-market approval for Macroplastique. We expect to begin marketing this product in the United States in early 2007. In addition, we are a distributor of specialized wound care products in The Netherlands and United Kingdom.
Based upon the above, we operate in only one reportable segment consisting of medical products primarily for the urology market.
Information regarding operations in different geographies for the three and six months ended September 30, 2006 and 2005 is as follows:

				Adjustments
	United	The	United	and
	States	Netherlands	Kingdom	Eliminations	Consolidated
Fiscal 2007

Sales, three months ended September 30, 2006	$707,733	$1,252,452	$423,270	$(622,684)	$1,760,771
Sales, six months ended September 30, 2006	1,006,033	2,415,581	952,707	(849,341)	3,524,980

Income tax benefit, three months ended September 30, 2006	—	(12,841)	—	—	(12,841)
Income tax expense, six months ended September 30, 2006	—	17,911	—	—	17,911

Net income (loss), three months ended September 30, 2006	(2,007,429)	1,283	(41,669)	(111,075)	(2,158,890)
Net income (loss), six months ended September 30, 2006	(3,355,374)	109,210	(99,344)	(54,621)	(3,400,129)

Long-lived assets At September 30, 2006	1,047,566	730,261	5,766	—	1,783,593

Fiscal 2006

Sales, three months ended September 30, 2005	$194,076	$1,238,605	$460,758	$(338,484)	$1,554,955
Sales, six months ended September 30, 2005	334,897	2,576,206	918,528	(629,023)	3,200,608

Income tax benefit, three months ended September 30, 2005	—	(34,314)	—	—	(34,314)
Income tax expense, six months ended September 30, 2005	—	2,706	—	—	2,706

Net income (loss), three months ended September 30, 2005	(641,312)	(122,681)	(12,678)	40,955	(735,716)
Net income (loss), six months ended September 30, 2005	(2,297,787)	(134,784)	31,736	202,806	(2,198,029)

Long-lived assets At September 30, 2005	668,167	733,711	4,884	—	1,406,762

14. Recently Issued Accounting Standards
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the tax effects from an uncertain tax position in our financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on our financial statements.
In September 2006, the FASB issued Statement 157, Fair Value Measurements, or SFAS 157, which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles. SFAS 157 sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. We are currently evaluating the impact, if any, of adopting FASB Statement 157 on our financial statements.
In September 2006, FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or SFAS 158, which requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur. The Statement is effective for us as of March 31, 2007. We are currently evaluating the impact, if any, of adopting SFASB 158 on our financial statements.
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the fiscal year ending March 31, 2007. We do not believe the adoption of SAB 108 will have a material impact on our financial statements.
15. Subsequent Event
In October 2006, we retained Craig-Hallum Capital Group LLC to act as our selling agent in connection with a public offering of up to $12 million of our common stock. The selling agent is not required to sell any specific number or dollar amount of securities in this offering, but will use its best efforts to sell the securities offered.

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
Overview
We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions. Our minimally invasive products treat urinary incontinence and overactive bladder symptoms. We believe that our company is uniquely positioned because we offer a broad and diverse set of products to address the various preferences of doctors and patients, as well as the quality of life issues presented by voiding dysfunctions. We currently offer three medical devices for the treatment of incontinence and overactive bladder symptoms.
Strategy
Our goal is to gain market share in the voiding dysfunction market by expanding our portfolio of minimally invasive products for the treatment of voiding dysfunctions, with a particular focus on products and applications for outpatient and office-based procedures. We believe that, with a suite of innovative products, we can increasingly garner the attention of key physicians, our independent sales representatives and distributors to enhance market acceptance of our products. The key elements of our strategy are to:
•	Focus on office-based solutions for physicians. We believe that our company is uniquely positioned to provide a broad product offering of office-based solutions for physicians. By expanding our U.S. presence, we intend to develop long-standing relationships with leading physicians treating incontinence and overactive bladder symptoms. These relationships will provide us with a source of new product ideas and a conduit through which to introduce new products. We have also intend to develop marketing programs to assist physicians in marketing their practices and to provide innovative programs focused on helping physicians attract patients and develop referral networks. Building these relationships is an important part of our growth strategy, particularly for the development and introduction of new products.

•	Grow our U.S. sales and international distribution. We believe that in addition to international market, the U.S. is a significant opportunity for future sales of our products. In order to grow our U.S. business, we recently created our sales organization, consisting of a direct field sales management team and independent sales representatives, and a marketing organization to market our products directly to our customers. We anticipate further increasing, as needed, our sales and marketing organization in the United States to support our sales growth. In addition, we intend to expand our European presence by creating new distribution partnerships.

•	Educate physicians and patients about the benefits of Urgent PC. We believe education of physicians and patients regarding the benefits of Urgent PC is critical to the successful adoption of this product. To this end, we have initiated a clinical trial, which is a U.S. multi-center randomized prospective study comparing the Urgent PC device to the most commonly prescribed pharmaceutical treatment for OAB symptoms. We believe the results of this and other studies, if successful, will allow us to expand our marketing and sales efforts. These sales and marketing efforts may include physician training and education programs which will emphasize the clinical efficacy and ease of use of our Urgent PC product as well as patient-oriented marketing materials for physicians to use to inform patients of the availability and potential benefits of our Urgent PC product.

•	Provide patient-driven alternatives. Patients often weigh the quality of life benefits of electing to undergo a surgical procedure against the invasiveness of the procedure. We intend to continue to expand our marketing efforts to build patient awareness of these treatment alternatives and encourage patients to see physicians. We believe this will help physicians build their practices and simultaneously increase sales of our products.

•	Develop, license or acquire products. We believe that our broad and diverse product offering is an important competitive advantage because it allows us to address the various preferences of doctors and patients, as well as the quality of life issues presented by voiding dysfunctions. Consolidation among hospital buying groups has reduced the number of suppliers from which hospitals purchase products, providing an advantage to suppliers offering a broad range of products. An important part of our growth strategy is to broaden our product line further to meet customer needs by developing new products internally, licensing or acquiring new products through acquisitions.
Our Products
Macroplastique is a minimally invasive, implantable soft tissue bulking agent for the treatment of urinary incontinence. When Macroplastique is injected into tissue around the urethra, it stabilizes and “bulks” tissues close to the urethra, thereby providing the surrounding muscles with increased capability to control the release of urine. Macroplastique has been sold for urological indications in over 40 countries outside the United States since 1991. In October 2006, we received from the FDA pre-market approval for Macroplastique. We expect to begin marketing this product in the United States in early 2007. However, we cannot assure that we can market Macroplastique profitability in the U.S.
I-Stop is a minimally invasive biocompatible, polypropylene, tension-free sling for the treatment of female urinary incontinence. Our I-Stop sling can correct stress urinary incontinence by providing tension-free hammock-type support for the urethra to prevent its downward movement and the associated leakage of urine. In August 2005, FDA granted 510(k) clearance for the sale of I-Stop within the United States.
The Urgent PC neuromodulation system is a minimally invasive device designed for office-based treatment of overactive bladder symptoms of urge incontinence, urinary urgency and urinary frequency. This product uses percutaneous tibial nerve stimulation to deliver an electrical pulse that travels to the sacral nerve plexus, a control center for bladder function. We received regulatory approvals for the sale of Urgent PC in the United States and Canada in October 2005, and in Europe in November 2005. Subsequently, we launched the product for sale in those markets. We developed a second generation Urgent PC product during 2006. Following CE mark approval and 510(k) clearance, we launched this product for sale in Europe in September 2006 and in the United States in October 2006.
Sales and Marketing
We are focusing our sales and marketing efforts primarily on office-based and outpatient surgery-based urologists, urogynecologists and gynecologists with significant patient volume. We believe the United States is a significant opportunity for future sales of our products. In order to grow our United States business, we recently established a sales organization, consisting of a direct field sales management team and independent sales representatives, and a marketing organization to market our products directly to our customers. By expanding our United States presence, we intend to develop long-standing relationships with leading physicians treating incontinence and overactive bladder symptoms. Outside of the United States, we sell our products primarily through a direct and independent sales organization in the United Kingdom and primarily through distributors in other markets.

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
Impairment of Long-Lived Assets. Long-lived assets at September 30, 2006 consist of property, plant and equipment and intangible assets. We review our long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If we consider such assets impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.
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

This Statement requires us to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period we require our employee to provide services for the award. We adopted SFAS 123(R) for the first time in the first quarter of fiscal year 2007. We adopted the Statement beginning April 1, 2006, under the modified prospective transition method. We calculated the pro forma compensation costs presented previously and in our prior filings using a Black-Scholes option pricing model. These compensation costs may not be indicative of amounts which we will incur in future years.
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
Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three and six-months ended September 30, 2006 and 2005.
Results of Operations
Three months ended September 30, 2006 compared to three months ended September 30, 2005
Net Sales: During the three months ended September 30, 2006, net sales were $1.8 million, representing a $206,000 or a 13% increase compared to net sales of $1.6 million for the three months ended September 30, 2005. Excluding the impact of fluctuations in foreign currency exchange rates, sales increased by approximately 9%. A 14% decline in sales of Macroplastique products was more than offset by sales of the Urgent PC. During the three months ended September 30, 2005, we had no sales of the Urgent PC.
We attribute the decline in sales of the Macroplastique products primarily due to adverse changes in the implementation of reimbursement policies by the governments in countries outside the U.S., and the increase in pricing competition. We expect this to adversely impact our future sales in those markets. In response, we have implemented targeted volume price reductions, have increased the number of training workshops targeted to our distributors and key incontinence surgeons, and are sponsoring scientific podium presentations and seminars at the most highly recognized international incontinence congresses. We cannot assure that these initiatives will increase Macroplastique sales.
Gross Profit: Gross profit was $1.3 million and $1.1 million for the three months ended September 30, 2006 and 2005, respectively, or 74% and 70% of net sales in the respective periods. We attribute the increase in gross profit percent primarily to increased manufacturing capacity utilization, as we stepped up production to build inventory to meet our needs during the transition period when we relocate our manufacturing operations to our new corporate headquarters in Minnetonka, MN. We expect to relocate the manufacturing operations in our third fiscal quarter and anticipate FDA qualification of our new manufacturing operations in early 2007.
General and Administrative Expenses (G&A): G&A expenses increased from $745,000 during the three months ended September 2005 to $827,000 during the same period in 2006. Included in the 2006 period is a $126,000 non-cash, SFAS 123(R) charge for share-based employee compensation. Excluding this charge, G&A expenses declined by $44,000, because of decreased personnel-related costs and because during the three months ended September 2005, we incurred certain charges related to the installation of our new information system and AMEX listing fees, offset by a $145,000 reversal of bad debt expense.

Research and Development Expenses (R&D): R&D expenses decreased from $1.0 million during the three months ended September 2005 to $658,000 during the same period in 2006. Included in the 2006 period is an $8,000 non-cash, SFAS 123(R) charge for share-based employee compensation. We attribute the decrease to reduced personnel costs of $248,000 and consulting expense of $163,000, offset by increased clinical costs of $67,000 for an ongoing clinical study for our PTQ product and a study we launched during the three months ended September 30, 2006 to compare the efficacy of the Urgent PC against a leading drug therapy for treatment of overactive bladder symptoms. During the three months ended September 30, 2005, we incurred consulting expense primarily for the development of our second generation Urgent PC product and a $205,000 expense related to severance compensation for our former Vice President of Research and Development and Managing Director of our United Kingdom subsidiary.
Selling and Marketing Expenses (S&M): S&M expenses increased from $805,000 during the three months ended September 30, 2005 to $1.3 million during the same period in 2006. Included in the 2006 period is a $13,000 non-cash, SFAS 123(R) charge for share-based employee compensation. We attribute the increase to the $233,000 increase in compensation-related costs, primarily for our U.S. direct sales force and marketing organization, the $105,000 increase in travel-related costs, the $46,000 increase in promotional activities and an increase in other costs to support our expanded sales organization and marketing activities.
Other Income (Expense): Other income (expense) includes interest income, interest expense, warrant expense or benefit, foreign currency exchange gains and losses and other non-operating costs when incurred. Our financial results are subject to material fluctuations based on changes in currency exchange rates. Other income (expense) was $(690,000) and $718,000 for the three months ended September 30, 2006 and 2005, respectively.
As a result of the suspension of the exercise of the 706,218 warrants we originally issued in July 2002, we granted a like number of new common stock purchase warrants to the holders of the expired warrants in April 2005. The new warrants will be exercisable at $2.00 per share for 90 days after the effective date of a registration statement covering the shares underlying these warrants. Although as of September 30, 2006, we had filed this registration statement, the U.S. Securities and Exchange Commission had not declared it effective. We anticipate seeking effectiveness of the registration statement before the end of calendar year 2006. In April 2005, we recognized a liability and a charge to equity of approximately $1.4 million associated with the grant of these new warrants. The Company determined the fair value of these warrants using the Black-Scholes option-pricing model. We have since reduced the reported liability by approximately $362,000 due to the decrease in the fair value of these warrants from their date of issuance through September 30, 2006. We recorded a warrant expense of $700,000 for the three months ended September 30, 2006 and a warrant benefit of $702,000 for the three months ended September 30, 2005. We will continue to remeasure the value of this liability in relation to its fair value and adjust accordingly until such time as the warrants are exercised or expire.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency gains (losses) of $4,000 and $(7,000) for the three months ended September 30, 2006 and 2005, respectively.
Income Tax Expense: Our Dutch subsidiaries recorded income tax benefit of $13,000 and $34,000 for the three months ended September 30, 2006 and 2005, respectively. For fiscal 2007, the Dutch income tax rate is 25.5% for €22,689 (approximately $29,000) of profit and 29.6% for amounts above €22,689 compared to 27% and 31.5% in fiscal 2006, respectively.
Six months ended September 30, 2006 compared to six months ended September 30, 2005
Net Sales: During the six months ended September 30, 2006, net sales were $3.5 million, representing a $324,000 or a 10% increase when compared to net sales of $3.2 million for the six-months ended September 30, 2005. Excluding the impact of fluctuations in foreign currency exchange rates, sales increased by approximately 7%. An 11% decline in sales of Macroplastique products was more than offset by sales of the Urgent PC and an increase in sales of the I-Stop. In the six months ended September 30, 2005, we had no sales of the Urgent PC and had minimal sales of the I-Stop.
We attribute the decline in sales of the Macroplastique products primarily due to adverse changes in the implementation of reimbursement policies by the governments in countries outside the U.S., and the increase in pricing competition. We expect this to adversely impact our future sales in those markets. In response, we have implemented targeted volume price reductions, have increased the number of training workshops targeted to our distributors and key incontinence surgeons, and are sponsoring scientific podium presentations and seminars at the most highly recognized international incontinence congresses. We cannot assure that these initiatives will increase Macroplastique sales.

Gross Profit: Gross profit was $2.5 million and $2.3 million for the six months ended September 30, 2006 and 2005, respectively, or 71% and 72% of net sales in the respective periods. We attribute the decline in gross profit percent to lower manufacturing capacity utilization in the first fiscal quarter due to the decline in Macroplastique sales and duplicate manufacturing facilities in the U.S., offset partially by increased manufacturing capacity utilization in the second fiscal quarter, as we stepped up production to build inventory to meet our needs during the transition period when we relocate our manufacturing operations to our new corporate headquarters in Minnetonka, MN. We expect to relocate the manufacturing operations in our third fiscal quarter and anticipate FDA qualification of our new manufacturing operations in early 2007.
General and Administrative Expenses (G&A): G&A expenses increased from $1.4 million during the six months ended September 30, 2005 to $1.7 million during the same period in 2006. Included in the 2006 period is a $392,000 non-cash, SFAS 123(R) charge for share-based employee compensation. Excluding this charge, G&A expenses declined by $116,000, because of decreased personnel-related costs offset by increased rent expense and because during the six months ended September 2005, we incurred certain charges related to the installation of our new information system and AMEX listing fees, offset by a $145,000 reversal of bad debt expense.
Research and Development Expenses (R&D): R&D expenses decreased from $1.7 million during the six months ended September 30, 2005 to $1.3 million during the same period in 2006. Included in the 2006 period is a $17,000 non-cash, SFAS 123(R) charge for share-based employee compensation. We attribute the decrease to decreased personnel-related costs of $213,000 and consulting expense of $126,000, offset by increased clinical costs of $125,000 for an ongoing clinical study for our PTQ product and for a study we launched during the three months ended September 30, 2006 to compare the efficacy of the Urgent PC against a leading drug therapy for treatment of overactive bladder symptoms. During the six months ended September 30, 2005 we incurred consulting expense primarily for the development of our second generation Urgent PC product and a $205,000 expense related to severance compensation for our former Vice President of Research and Development and Managing Director of our United Kingdom subsidiary.
Selling and Marketing Expenses (S&M): S&M expenses increased from $1.5 million during the six months ended September 30, 2005 to $2.5 million during the same period in 2006. Included in the 2006 period is a $37,000 non-cash, SFAS 123(R) charge for share-based employee compensation. We attribute the increase to the $571,000 increase in compensation-related costs, primarily for our U.S. direct sales force and marketing organization, the $176,000 increase in travel-related costs and an increase in other costs to support our expanded organization and marketing activities.
Other Income (Expense): Other income (expense) includes interest income, interest expense, warrant expense or benefit, foreign currency exchange gains and losses and other non-operating costs when incurred. Our financial results are subject to material fluctuations based on changes in currency exchange rates. Other income (expense) was $(318,000) and $53,000 for the six months ended September 30, 2006 and 2005, respectively.
As a result of the suspension of the exercise of the 706,218 warrants we originally issued in July 2002, we granted a like number of new common stock purchase warrants to the holders of the expired warrants in April 2005. The new warrants will be exercisable at $2.00 per share for 90 days after the effective date of a registration statement covering the shares underlying these warrants. Although as of September 30, 2006, we had filed this registration statement,, the U.S. Securities and Exchange Commission had not declared it effective. We anticipate seeking effectiveness of the registration statement before the end of calendar year 2006. In April 2005, we recognized a liability and a charge to equity of approximately $1.4 million associated with the grant of these new warrants. The Company determined the fair value of these warrants using the Black-Scholes option-pricing model. We have since reduced the reported liability by approximately $362,000 due to the decrease in the fair value of these warrants from their date of issuance through September 30, 2006. We recorded a warrant expense of $373,000 for the six months ended September 30, 2006 and a warrant benefit of $15,000 for the six months ended September 30, 2005. We will continue to remeasure the value of this liability in relation to its fair value and adjust accordingly until such time as the warrants are exercised or expire.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency gains (losses) of $30,000 and $(8,000) for the six-months ended September 30, 2006 and 2005, respectively.
Income Tax Expense: Our Dutch subsidiaries recorded income tax expense of $18,000 and $3,000 for the six-months ended September 30, 2006 and 2005, respectively. For fiscal 2007, the Dutch income tax rate is 25.5% for €22,689 (approximately $29,000) of profit and 29.6% for amounts above €22,689 compared to 27% and 31.5% in fiscal 2006, respectively.

Non-GAAP Financial Measures. In addition to disclosing the financial results for the three and six months ended September 2006 calculated in accordance with U.S. generally accepted accounting principles (GAAP), our discussion of the results of operations above contains non-GAAP financial measures that exclude the effects of share-based employee compensation under the requirements of FAS 123(R). The non-GAAP financial measures used by management and disclosed by us exclude the income statement effects of share-based employee compensation under the requirements of FAS 123(R). The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the consolidated financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies. Therefore, our non-GAAP financial measures may not be comparable to those used by other companies. We have described the reconciliations of each of our non-GAAP financial measures above to the most directly comparable GAAP financial measures.
Because we excluded FAS 123(R) share-based employee compensation expense in some of our discussion above, these financial measures are treated as a “non-GAAP financial measure” under Securities and Exchange Commission rules. Management uses our non-GAAP financial measures for internal managerial purposes, including as a means to compare period-to-period results on a consolidated basis and as a means to evaluate our results on a consolidated basis compared to those of other companies.
We disclose this information to the public to enable investors who wish to more easily assess our performance on the same basis applied by management and to ease comparison on both a GAAP and non-GAAP basis among peer companies.
Liquidity and Capital Resources
Cash Flows. As of September 30, 2006, our cash and cash equivalents balances totaled $2.0 million.
At September 30, 2006, we had working capital of approximately $1.9 million. For the six months ended September 2006, we used $2.4 million of cash in operating activities, compared to $1.8 million of cash used in the same period a year ago. We attribute the increase in the use of cash for operating activities primarily to the increase in loss and investment in working capital.
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
In October 2006 we amended our business loan agreement with Venture Bank. The amended agreement provides for a credit line of up to $500,000 secured by our assets and will expire in April 2007 if not renewed. We may borrow up to 50% of the value of the inventory on hand in the U.S. and 75% of the U.S. accounts receivable value. The bank charges interest on the loan at the rate of 1 percentage point over the prime rate (8.25% on September 30, 2006), subject to a minimum interest rate of 7% per annum. In addition, Uroplasty BV, one of our subsidiaries’ entered into an arrangement with Rabobank of The Netherlands for a €200,000 (approximately $258,500) credit line. At September 30, 2006, we had no borrowings under any of our credit lines.
In August 2006, we entered into a securities purchase agreement with certain investors pursuant to which we sold approximately 1.4 million shares of our common stock for $1.50 per share, together with warrants to purchase 695,000 shares of our common stock, for an aggregate proceeds of approximately $2.1 million. After offset for our estimated costs of $183,000, we received net proceeds of $1.9 million. The warrants are exercisable for five years (but commencing 181 days after closing) at an exercise price of $2.50 per share.
In May 2006, we also entered into a $100,000 3-year, term loan agreement with Venture Bank, at an interest rate of 8.25% per annum. We used these proceeds for certain capital expenditures relating to the relocation of our facility to our Minnetonka, Minnesota location.
Because we have yet to achieve profitability and generate positive cash flows, we need to raise additional debt or equity financing in fiscal 2007 to continue funding for product development and continued expansion of our sales and marketing activities. There can be no guarantee that we will be successful, as we currently have no committed sources of, or other arrangements with respect to, additional equity or debt financing. We therefore cannot ensure that we will obtain additional financing on acceptable terms, or at all. If we are unable to raise substantial funds in fiscal 2007, we will need to rely on our existing credit facilities and curtail our operations including product development, clinical studies and sales and marketing activities in order to conserve cash and maintain our operations through the balance of fiscal 2007. This would adversely impact our future business and prospects. In any event, because we are not profitable, we will need to raise substantial additional financing to support our operations and planned growth activities in fiscal 2008 and beyond. Ultimately, we will need to achieve profitability and generate positive cash flows from operations to fund our operations and grow our business.

For the balance of fiscal 2007, we expect to incur significant research and development expenses, including those in connection with clinical trials for the Urgent PC. We also expect that during the balance of fiscal 2007, we will continue to incur significant expenses as we fund our selling and marketing organization in the U.S. to market our products.
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
We have two exclusive distribution agreements with CL Medical allowing us to market and sell the I-Stop urethral sling: effective February 2006, a six-year agreement, with a right to renew it for successive five-year terms, for distribution in the United States and, effective May 2005, a one-year agreement with automatic renewal for up to two years, for distribution in the United Kingdom. Under the agreements, we are required to purchase a minimum of $527,000 of units in the first 12-month period following January 1, 2006, increasing to $2.7 million of units in the fifth year of the agreement, for an aggregate commitment of approximately $6.9 million of units over the five-year period, subject to periodic adjustment based on the value of the euro.
We were obligated to pay royalties of 5% of net sales of Macroplastique products in the U.S. with a minimum of $50,000 per year. This royalty agreement expired on May 1, 2006. Under another royalty agreement we pay royalties, in the aggregate, of three to five percent of net sales of Macroplastique, Bioplastique, and PTQ Implants subject to a monthly minimum of $4,500. The royalties payable under this agreement will continue until the patent referenced in the agreement expires in 2010. Under a license agreement for the Macroplastique Implantation System, we pay a royalty of 10 British pounds for each unit sold during the life of the patent.
We have a pension plan covering 14 employees in The Netherlands, reported as a defined benefit plan. We pay premiums to an insurance company to fund annuities for these employees. However, we are responsible for funding additional annuities based on continued service and future salary increases. We closed this defined benefit plan for new employees in April 2005. As of that date, the Dutch subsidiary established a defined contribution plan that now covers new employees. We also closed our UK subsidiary’s defined benefit plan to further accrual for all employees effective December 31, 2004. In March 2005, the UK subsidiary established a defined contribution plan that now covers new employees. As of September 30, 2006, we had an accrued pension liability of $642,000.
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

Repayments of our contractual obligations as of September 30, 2006, consisting of royalties, notes payable (inclusive of interest), and operating leases, are summarized below:

	Payments Due by Period
		Remainder	Fiscal	Fiscal	Fiscal
		of Fiscal	2008 and	2010 and	2012 and
	Total	2007	2009	2011	thereafter
Minimum royalty payments	$220,500	$27,000	$108,000	$85,500	$—
Minimum purchase agreement	6,601,542	377,587	2,112,719	4,111,236	—
Notes payable, including interest	672,860	86,363	192,522	107,045	286,930
Operating lease commitments	1,453,844	128,535	471,504	366,330	487,475

Total contractual obligations	$8,948,746	$619,485	$2,884,745	$4,670,111	$774,405

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
Internal Control Matters. We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have been no changes in our internal control over financial reporting during the three months ended September 30, 2006, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Except as indicated below, none of the items contained in PART II of Form 10-QSB are applicable to us for the three months ended September 30, 2006.
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On October 24, 2006 we held our 2006 Annual Meeting. At the meeting the shareholders approved the proposals for the election of directors and amendment to our Restated Articles of Incorporation to increase the number of authorized common shares from 20,000,000 to 40,000,000. A summary of the voting is as follows:

				Abstentions
				And
	Votes	Votes	Votes	Broker Non-
	For	Against	Withheld	Votes
Proposal 1 – Election of Directors:
David B. Kaysen	6,463,626	—	27,800	322,285
Lee A. Jones	6,471,671	—	19,755	322,285
Sven A. Wehrwein	6,263,822	—	227,604	322,285
James P. Stauner	6,263,822	—	227,604	322,285

Proposal 2 – Amendment to Restated Articles of Incorporation:	6,158,706	31,750	300,968	322,287
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

UROPLASTY, INC.

Date: November 9, 2006	By:	/s/ DAVID B. KAYSEN
David B. Kaysen
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ MAHEDI A. JIWANI

Mahedi A. Jiwani
Chief Financial Officer