Form 10QSB
period 2006-12-31
UROPLASTY INC
filed 2007-02-12
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly Report Under section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2006
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
     YES ☐                    NO ☑
The number of shares outstanding of the issuer’s only class of common stock on January 24, 2007 was 10,946,442.
Transitional Small Business Disclosure Format:
     YES ☐                    NO ☑

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006 (unaudited)	March 31, 2006

Assets

Current assets:
Cash and cash equivalents	$5,714,498	$1,563,433
Short-term investments	—	1,137,647
Accounts receivable, net	1,156,166	716,587
Income tax receivable	154,780	270,934
Inventories	990,230	757,062
Other	212,230	353,178

Total current assets	8,227,904	4,798,841

Property, plant, and equipment, net	1,429,199	1,079,438

Intangible assets, net	333,281	411,604

Deferred tax assets	188,455	111,361

Total assets	$10,178,839	$6,401,244

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006 (unaudited)	March 31, 2006

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities — long-term debt	$45,409	$41,658
Deferred rent — current	35,000	—
Notes payable	29,345	—
Accounts payable	616,495	506,793
Accrued liabilities	874,240	917,981
Warrant liability	515,041	665,356

Total current liabilities	2,115,530	2,131,788

Long-term debt — less current maturities	445,920	389,241
Deferred rent — less current portion	222,732	—
Accrued pension liability	742,083	473,165

Total liabilities	3,526,265	2,994,194

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 10,944,388 and 6,937,786 shares issued and outstanding at December 31 and March 31, 2006, respectively	109,444	69,378
Additional paid-in capital	21,865,848	14,831,787
Accumulated deficit	(14,997,486)	(11,034,100)
Accumulated other comprehensive loss	(325,232)	(460,015)

Total shareholders’ equity	6,652,574	3,407,050

Total liabilities and shareholders’ equity	$10,178,839	$6,401,244

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net sales	$2,158,273	$1,592,526	$5,683,253	$4,793,134
Cost of goods sold	752,181	391,163	1,760,553	1,274,308

Gross profit	1,406,092	1,201,363	3,922,700	3,518,826

Operating expenses
General and administrative	732,498	859,321	2,443,897	2,294,752
Research and development	424,987	700,203	1,758,350	2,361,609
Selling and marketing	1,301,575	852,483	3,837,858	2,321,122

	2,459,060	2,412,007	8,040,105	6,977,483

Operating loss	(1,052,968)	(1,210,644)	(4,117,405)	(3,458,657)

Other income (expense)
Interest income	15,776	52,511	53,592	107,507
Interest expense	(8,671)	(12,767)	(25,136)	(22,091)
Warrant benefit	522,995	560,048	150,315	575,471
Foreign currency exchange gain (loss)	4,413	(7,374)	34,376	(15,779)
Other	—	438	3,585	438

	534,513	592,856	216,732	645,546

Loss before income taxes	(518,455)	(617,788)	(3,900,673)	(2,813,111)

Income tax expense	44,802	39,942	62,713	42,648

Net loss	$(563,257)	$(657,730)	$(3,963,386)	$(2,855,759)

Basic and diluted loss per common share	$(0.07)	$(0.10)	$(0.51)	$(0.43)

Weighted average common shares outstanding:
Basic and diluted	8,555,586	6,878,251	7,766,463	6,695,674
See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Nine months ended December 31, 2006
(Unaudited)

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Other	Shareholders’
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity
Balance at March 31, 2006	6,937,786	$69,378	$14,831,787	$(11,034,100)	$(460,015)	$3,407,050

Proceeds from private placement, net of costs of $274,825	1,389,999	13,900	1,796,324			1,810,224

Proceeds from follow-on offering, net of costs of $564,044	2,430,000	24,300	4,271,706			4,296,006

Warrant registration costs			(11,872)			(11,872)

Exercise of Stock Options	168,849	1,688	297,749	—	—	299,437

Employee Retirement Savings Plan Contribution	17,754	178	44,207	—	—	44,385

Share-Based Compensation	—	—	635,947	—	—	635,947

Comprehensive Loss				(3,963,386)	134,783	(3,828,603)

Balance at December 31, 2006	10,944,388	$109,444	$21,865,848	$(14,997,486)	($325,232)	$6,652,574

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31, 2006 and 2005
(Unaudited)

	Nine Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,963,386)	$(2,855,759)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	222,547	178,130
Loss (Gain) on disposal of equipment	(3,576)	478
Warrant benefit	(150,315)	(575,471)
Stock-based consulting expense	48,043	—
Stock-based compensation expense	587,904	—
Deferred income taxes	(64,694)	4,420
Deferred rent	(23,333)	—
Changes in operating assets and liabilities:
Accounts receivable	(365,812)	(58,490)
Inventories	(149,247)	(353,351)
Other current assets and income tax receivable	288,974	(57,414)
Accounts payable	91,619	37,554
Deferred rent	281,065	—
Accrued liabilities	(24,633)	275,446
Accrued pension liability	214,909	(12,581)

Net cash used in operating activities	(3,009,935)	(3,417,038)

Cash flows from investing activities:
Proceeds from sale of short-term investments	1,137,647	—
Purchases of property, plant and equipment	(430,578)	(180,745)
Proceeds from sale of property, plant and equipment	4,294	—
Payments for intangible assets	—	(391,667)

Net cash provided by (used in) investing activities	711,363	(572,412)

Cash flows from financing activities:
Proceeds from long-term obligations	210,999	—
Repayment of long-term obligations	(158,820)	(31,535)
Proceeds from issuance of common stock and warrants	6,393,795	6,683,333

Net cash provided by financing activities	6,445,974	6,651,798

Effect of exchange rates on cash and cash equivalents	3,663	(95,995)

Net increase in cash and cash equivalents	4,151,065	2,566,353

Cash and cash equivalents at beginning of period	1,563,433	1,492,684

Cash and cash equivalents at end of period	$5,714,498	$4,059,037

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$22,011	$14,253
Cash paid during the period for income taxes	93,935	62,608

Supplemental disclosure of non-cash financing and investing activities:
Shares issued for 401(k) plan profit sharing contribution	$44,385	$—
Property, plant and equipment additions funded by lessor allowance and classified as deferred rent	280,000	—
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
The condensed consolidated financial statements presented herein as of December 31, 2006 and for the three and nine-month periods ended December 31, 2006 and 2005 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation and income taxes, each of which is more fully described in our Annual Report on Form 10-KSB for the year ended March 31, 2006. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three and nine-month periods ended December 31, 2006, and we have made no changes to these policies during fiscal 2007.
2. Nature of Business, Sales of Common Stock and Corporate Liquidity
We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions. Our minimally invasive products treat urinary incontinence and overactive bladder symptoms. We offer a diverse set of products to address the various preferences of doctors and patients, as well as the quality of life issues presented by voiding dysfunctions. We currently offer three medical devices for the treatment of incontinence and overactive bladder symptoms: Macroplastique®, a minimally invasive, implantable soft tissue bulking agent for the treatment of urinary incontinence; I-StopTM Mid-Urethral Sling, a minimally invasive biocompatible, polypropylene, tension-free sling for the treatment of female urinary incontinence; and the Urgent® PC neuromodulation system, a minimally invasive device designed for office-based treatment of overactive bladder symptoms of urge incontinence, urinary urgency and urinary frequency.
In October 2006, we received from the FDA pre-market approval for Macroplastique, a minimally invasive, implantable soft tissue bulking agent for the treatment of urinary incontinence, sold in over 40 countries outside the United States since 1991. We began marketing this product in the United States in early 2007.
The majority of our revenue is from products sold outside of the United States. We have established a sales force in the United States to commercialize these products and anticipate increasing our sales and marketing organization.
Our future liquidity and capital requirements will depend on numerous factors including: acceptance of our products, and the timing and cost involved in manufacturing scale-up and in expanding our sales, marketing and distribution capabilities, in the United States markets; the cost and effectiveness of our marketing and sales efforts with respect to our existing products in international markets; the effect of competing technologies and market and regulatory developments; and the cost involved in protecting our proprietary rights. Because we have yet to achieve profitability and generate positive cash flows, we will need to raise additional debt or equity financing to continue funding for product development, continued expansion of our sales and marketing activities and planned growth activities beyond fiscal 2008. There can be no guarantee that we will be successful, as we currently have no committed sources of, or other arrangements with respect to, additional equity or debt financing, aside from the recently established credit lines. We therefore cannot ensure that we will obtain additional financing on acceptable terms, or at all. Ultimately, we will need to achieve profitability and generate positive cash flows from operations to fund our operations and grow our business.
In October 2006, we amended our business loan agreement with Venture Bank. The amended agreement provides for a credit line of up to $500,000 secured by substantially all of our assets. We may borrow up to 50% of the value of the inventory on hand in the U.S. and 75% of the U.S. accounts receivable value. The bank charges us interest on the loan at the rate of 1 percentage point over the prime rate (8.25% at December 31, 2006) subject to a minimum interest rate of 7% per annum.
In June 2006, we entered into a $100,000 3-year, term loan agreement with Venture Bank, at an interest rate of 8.25% per annum. In addition, Uroplasty BV, our subsidiary, entered into an arrangement with Rabobank of The Netherlands for a €200,000 (approximately $264,000) credit line.
At December 31, 2006, we had no borrowings against any of our credit lines.
3. Short-term Investments
At March 31, 2006, short-term investments consisted of certificates of deposit that matured in the first quarter of fiscal 2007.
4. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	December 31, 2006	March 31, 2006

Raw materials	$335,847	$340,268
Work-in-process	6,454	26,183
Finished goods	647,929	390,611

	$990,230	$757,062

5. Intangible Assets
Intangible assets are comprised of patents, trademarks and licensed technology which are amortized on a straight-line basis over their estimated useful lives or contractual terms, whichever is less.

		December 31, 2006
	Estimated Lives	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Net value

Licensed technology	5	$501,290	$184,624	$316,666
Patents and inventions	6	237,900	221,285	16,615

Totals		$739,190	$405,909	$333,281

		March 31, 2006
Licensed technology	5	$501,290	$111,183	$390,107
Patents and inventions	6	237,900	216,403	21,497

Totals		$739,190	$327,586	$411,604

Estimated annual amortization for these assets for the fiscal years ended March 31 is as follows:

Remainder of fiscal 2007	$25,189
2008	100,756
2009	100,652
2010	98,369
2011	8,315

$333,281

6. Deferred Rent
We entered into an 8-year operating lease agreement, effective May 2006, for our corporate facility. As part of the agreement, the landlord provided an incentive of $280,000 for leasehold improvement. This incentive is recorded as deferred rent and amortized as reduction in lease expense over the lease term in accordance to SFAS 13, “Accounting for Leases” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” The leasehold improvements are amortized and charged to expense over the shorter of asset life or the lease term.
7. Comprehensive Loss
Comprehensive loss consists of net loss, translation adjustments and additional pension liability as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net loss	$(563,257)	$(657,730)	$(3,963,386)	$(2,855,759)
Items of other comprehensive income (loss):
Translation adjustment	77,297	(49,309)	155,394	(264,181)
Additional pension liability	(8,792)	1,101	(20,611)	5,713

Comprehensive loss	$(494,752)	$(705,938)	$(3,828,603)	$(3,114,227)

8. Options and Warrants
The following options and warrants outstanding at December 31, 2006 and 2005 to purchase shares of common stock were excluded from diluted loss per common share because of their anti-dilutive effect:

	Number of	Range of Exercise
	Options/Warrants	Prices

For the three and nine months ended:
December 31, 2006	4,953,229	$1.10 to $5.30
December 31, 2005	3,764,139	$0.90 to $10.50
9. Shareholders’ Equity
Warrants
As a result of the suspension of the exercise of the 706,218 warrants we originally issued in July 2002, we granted a like number of new common stock purchase warrants to the holders of the expired warrants in April 2005. The U.S. Securities and Exchange Commission declared the registration statement for the resale of the shares underlying these warrants effective on December 19, 2006. The new warrants are exercisable at $2.00 per share at any time up to March 19, 2007. In April 2005, we recognized a liability and a charge to equity of approximately $1.4 million associated with the grant of these new warrants. We determined the fair value of these warrants using the Black-Scholes option-pricing model. We have since reduced the reported liability to approximately $515,000 due to the decrease in the fair value of these warrants from their date of issuance through December 31, 2006. We recorded a warrant benefit of approximately $523,000 and $560,000 for the three months ended December 31, 2006 and 2005, respectively, and $150,000 and $575,000 for the nine months ended December 31, 2006 and 2005, respectively. In accordance with EITF 00-19, we recognized the liability associated with the grant of the new warrants and we will continue to remeasure the value of this liability in relation to its fair value and adjust accordingly until such time as the warrants are exercised or expire.
We used the following assumptions to remeasure the value the warrants at December 31, 2006:

Expected life in years	0.2137
Risk-free interest rate	4.98%
Expected volatility	111.19%
Expected dividend yield	0
The expected life represents the remaining period of time we expect the warrants to be outstanding. The risk-free interest rate is based on the U.S. Treasury rate over the expected life at December 31, 2006, the measure date. The expected volatility is based upon the historical volatility of our stock.
In connection with our April 2005 private placement, we issued 1,180,928 warrants to purchase shares of common stock and registered the public resale of the underlying shares for the security holders. The warrants are exercisable for five years at an exercise price of $4.75.
As part of a consulting agreement with CCRI Corporation, we issued a warrant to purchase 50,000 shares of common stock at a price of $3.00 per share on April 1, 2003, and an additional warrant to purchase 50,000 shares at a price of $5.00 on November 2, 2003. At June 30, 2006, all of these warrants were outstanding and expire five years from the date of issue. We have registered the public resale of the underlying shares.
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
In connection with our December 27, 2006 follow-on stock offering, we sold to the placement agent a warrant to purchase 121,050 shares of our common stock. We registered the public resale of the underlying shares for the security holder. The warrants are exercisable for five years at an exercise price of $2.40 per share.
10. Share-based Compensation
As of December 31, 2006, we had one active plan (2006 Stock and Incentive Plan) for share-based compensation awards. Under the plan, if we have a change in control, all outstanding awards, including those subject to vesting or other performance targets, fully vest immediately. We have reserved 1,200,000 shares of our common stock for stock-based awards under this plan, and as of December 31, 2006, we had granted awards for 223,000 options. We generally grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.
On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment—Revised 2004” (“SFAS No. 123(R)”), using the modified prospective transition method. Prior to the adoption of SFAS No. 123(R), we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.
Under the modified prospective method, we recognize share-based employee compensation cost using the fair-value based method for all new awards granted on or after April 1, 2006 and to awards granted prior to April 1, 2006 that we subsequently modify, repurchase or cancel. We recognize compensation costs for unvested stock options and awards that were outstanding as of the April 1, 2006 adoption date, over the remaining requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures pursuant to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). We were not required to restate prior periods to reflect the impact of adopting the new standard. We incurred a total of approximately $140,000 and $588,000 in compensation expense for the three and nine months ended December 31, 2006, respectively, as a result of our adoption of SFAS No. 123(R).

Proceeds from the exercise of stock options were $152,280 and $299,437 for the three and nine months ended December 31, 2006.
The following table illustrates the effect on operating results and per share loss had we accounted for stock-based compensation in accordance with SFAS No. 123(R) for the three and nine months ended December 31, 2005.

	Three Months Ended	Nine Months Ended
	December 31, 2005	December 31, 2005

Net loss — As reported	$(657,730)	$(2,855,759)
Deduct: Pro forma stock-based employee compensation expense determined under fair value-based method	(274,235)	(1,268,423)

Net loss — Pro forma	$(931,965)	$(4,124,182)

Net loss per common share — As reported:
Basic and diluted	$(0.10)	$(0.43)

Net loss per common share — Pro forma:
Basic and diluted	$(0.14)	$(0.62)
We determined the fair value of our option awards using the Black-Scholes option pricing model. We used the following weighted-average assumptions to value the options granted during the three and nine months ended December 31, 2006:

	Three Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2006

Expected life in years	3.18	7.40
Risk-free interest rate	4.74%	4.96%
Expected volatility	100.26%	100.26%
Expected dividend yield	0	0
Weighted-average fair value	1.84	1.95
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
As of December 31, 2006, we had approximately $522,967 of unrecognized compensation cost related to share-based payments that we expect to recognize over a weighted-average period of 1.54 years.

The following table summarizes activity related to our stock options during the nine months ended December 31, 2006:

			Weighted Avg.
		Weighted Avg.	Remaining
	Number of Shares	Exercise Price	Contract Life

Options outstanding at beginning of period	1,888,327	$3.80	4.48
Options granted	543,000	2.32	6.92
Options exercised	(168,849)	1.77	—
Options surrendered	(181,945)	2.98	—

Options outstanding at end of period	2,080,533	$3.66	5.09

Options exercisable at end of period	1,686,615	$3.95	4.70
11. Savings and Retirement Plans
We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made no discretionary contributions in association with these plans in the United States for the three and nine month periods ended December 31, 2006 and 2005, respectively.
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
The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three and nine-month periods ended December 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Gross service cost	$51,882	$48,134	$153,727	$148,359
Interest cost	31,355	24,406	92,710	75,216
Expected return on assets	(18,017)	(14,081)	(53,224)	(43,396)
Amortization	10,737	6,869	31,772	21,172

Net periodic retirement cost	$75,957	$65,328	$224,985	$201,351

Major assumptions used in the above calculations include:

	Three and Nine Months
	Ended
	December 31,
	2006	2005

Discount rate	4.25—5.50%	4.50—5.25%
Expected return on assets	4.00—5.00%	4.00—5.00%
Expected rate of increase in future compensation:
General	3%	3%
Individual	0%—3%	0%—3%
12. Foreign Currency Translation
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
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and we do not deem them to be long-term balances. For the three months ended December 31, 2006 and 2005, we recognized foreign currency gain (loss) of $4,413 and $(7,374), respectively. For the nine months ended December 31, 2006 and 2005, we recognized foreign currency gain (loss) of $34,376 and $(15,779), respectively.
13. Income Tax Expense
During the three months ended December 31, 2006 and 2005, our Dutch subsidiaries recorded income tax expense of $44,802 and $39,942, respectively. During the nine months ended December 31, 2006 and 2005, our Dutch subsidiaries recorded income tax expense of $62,713 and $42,648, respectively. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions.
14. Business Segment and Geographic Information
We sell proprietary products for the treatment of voiding dysfunctions. Our minimally invasive products treat urinary incontinence and overactive bladder symptoms. We currently offer three medical devices for the treatment of incontinence and overactive bladder symptoms: Macroplastique, a minimally invasive, implantable soft tissue bulking agent for the treatment of urinary incontinence; I-Stop Mid-Urethral Sling, a minimally invasive biocompatible, polypropylene, tension-free sling for the treatment of female urinary incontinence; and the Urgent PC neuromodulation system, a minimally invasive device designed for office-based treatment of overactive bladder symptoms of urge incontinence, urinary urgency and urinary frequency.
In October 2006, we received from the FDA pre-market approval for Macroplastique, a minimally invasive, implantable soft tissue bulking agent for the treatment of urinary incontinence, sold in over 40 countries outside the United States since 1991. We began marketing this product in the United States in early 2007.
The Macroplastique product line accounted for 52% and 68%, respectively, of total net sales for the nine months ended December 31, 2006 and 2005, respectively.
Based upon the above, we operate in only one reportable segment consisting of medical products for the treatment of voiding dysfunctions primarily for the urology market.

Information regarding operations in different geographies for the three and nine months ended December 31, 2006 and 2005 is as follows:

	United	The	United
	States	Netherlands	Kingdom	Eliminations *	Consolidated

Fiscal 2007

Sales, three months ended December 31, 2006	$737,391	$1,586,040	$531,876	$(697,034)	$2,158,273
Sales, nine months ended December 31, 2006	$1,743,424	$4,001,621	$1,484,583	$(1,546,375)	$5,683,253

Income tax expense, three months ended December 31, 2006	—	44,802	—	—	44,802
Income tax expense, nine months ended December 31, 2006	—	62,713	—	—	62,713

Net income (loss), three months ended December 31, 2006	(796,316)	145,649	128,873	(41,463)	(563,257)
Net income (loss), nine months ended December 31, 2006	(4,151,691)	254,859	29,530	(96,084)	(3,963,386)

Long-lived assets At December 31, 2006	1,007,348	749,890	5,242	—	1,762,480

Fiscal 2006

Sales, three months ended December 31, 2005	$202,471	$1,279,265	$397,904	$(287,114)	$1,592,526
Sales, nine months ended December 31, 2005	537,368	3,855,471	1,316,432	(916,137)	4,793,134

Income tax expense, three months ended December 31, 2005	—	39,942	—	—	39,942
Income tax expense, nine months ended December 31, 2005	—	42,648	—	—	42,648

Net income (loss), three months ended December 31, 2005	(941,090)	212,498	(32,398)	103,260	(657,730)
Net income (loss), nine months ended December 31, 2005	(3,238,877)	77,714	(662)	306,066	(2,855,759)

Long-lived assets At December 31, 2005	688,264	709,035	6,775	—	1,404,074

*	The information in the column entitled “Eliminations” represents intercompany transactions.
15. Recently Issued Accounting Standards
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 provides that the tax effects from an uncertain tax position be recognized in financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our fiscal year 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on our financial statements.
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
In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions and SFAS 132, Employers’

Disclosures about Pensions and Other Postretirement Benefits. The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in the Company’s statement of operations. SFAS 158 requires companies to recognize a net asset or liability with an offset to equity, for the amount by which the defined-benefit-postretirement obligation is over or under-funded. SFAS 158 requires prospective application, and the recognition and disclosure requirements will be effective for our annual financial statements for the fiscal year ending March 31, 2007. We are currently evaluating the impact, if any, of adopting SFAS 158 will have on our consolidated balance sheets.
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the fiscal year ending March 31, 2007. We do not believe the adoption of SAB 108 will have a material impact on our financial statements.
16. Subsequent Events
In January 2007, Uroplasty BV, our subsidiary, amended its credit line agreement with Rabobank of The Netherlands. The amended agreement increases the credit line, secured by a lien on our facility in Geleen, The Netherlands, to €500,000 (approximately $660,000). The agreement requires us to pay an annual credit facility fee of 0.4% of the credit line, and charges us interest on the outstanding balance at the greater of 3.5 percent per annum or one percentage point above the Rabobank base rate. At the date of the agreement, the Rabobank base rate was 4.25 percent per annum.
In January 2007, in an effort to reduce costs and streamline our operations, our Board of Directors approved a plan to close our manufacturing facility in Eindhoven, The Netherlands, and transfer the production to our Minnetonka, Minnesota facility. We expect to complete the transition to, and obtain the necessary regulatory approvals of, our manufacturing facility in Minnetonka in the second half of 2007. The restructuring will result in the termination of employment of three employees and the lease of the Eindhoven facility. We anticipate incurring approximately $315,000 to $445,000 of one-time, pre-tax exit charges during 2007, including approximately $10,000 to $15,000 of non-cash charges related to asset impairment.

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
Our Products
Macroplastique is a minimally invasive, implantable soft tissue bulking agent for the treatment of urinary incontinence. When Macroplastique is injected into tissue around the urethra, it stabilizes and “bulks” tissues close to the urethra, thereby providing the surrounding muscles with increased capability to control the release of urine. Macroplastique has been sold for urological indications in over 40 countries outside the United States since 1991. In October 2006, we received from the FDA pre-market approval for Macroplastique. We began marketing this product in the United States in early 2007. Following market introduction, we will conduct customary, FDA-required post-approval studies to obtain market feedback on safety and effectiveness of the product. We cannot assure that we can market Macroplastique profitability in the U.S.
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
Revenue Recognition. The Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe our revenue recognition policies comply with SAB 104. We market and distribute our products primarily through our direct and independent sales organization in the United States and the United Kingdom, and primarily through distributors in our other markets. We recognize revenue upon shipment of product to our distributors and direct customers. We have no customer acceptance provisions or installation obligations. Our sales terms to our distributors and customers provide no right of return outside of our standard warranty, and payment terms consistent with industry standards apply. Sales terms and pricing to our distributors are governed by the respective distribution agreements. Our distribution partners purchase the Uroplasty products to meet sales demand of their end-user customers as well as to fulfill their internal requirements associated with the sales process and, if applicable, contractual purchase requirements under the respective distribution agreements. Internal and other requirements include purchases of products for training, demonstration and evaluation purposes, clinical evaluations, product support, establishing inventories, and meeting minimum purchase commitments. As a result, the level of our net sales during any period is not necessarily indicative of our distributors’ sales to end-user customers during that period, which we estimate are not substantially different than our sales to those distributors in each of the last two years. Our distributors’ level of inventories of our products, their sales to end-user customers and their internal product requirements may impact our future revenue growth.
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
Foreign Currency Translation/Transactions. The financial statements of our foreign subsidiaries were translated in accordance with the provisions of SFAS No. 52, Foreign Currency Translation. Under this Statement, we translate all assets and liabilities using period-end exchange rates, and we translate statements of operations items using average exchange rates for the period. We record the resulting translation adjustment within accumulated other comprehensive loss, a separate component of shareholders’ equity. We recognize foreign currency transaction gains and losses in the statement of operations, including unrealized gains and losses on short-term intercompany obligations using period-end exchange rates, resulting in an increase in the volatility of our consolidated statements of operations. We recognize unrealized gains and losses on long-term intercompany obligations within accumulated other comprehensive loss, a separate component of shareholders’ equity.
Impairment of Long-Lived Assets. Long-lived assets at December 31, 2006 consist of property, plant and equipment and intangible assets. We review our long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If we consider such assets impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.
Share-Based Compensation. FASB published Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)” or the “Statement”). SFAS 123(R) requires that we recognize the compensation cost relating to share-based payment transactions, including grants of employee stock options, in our financial statements. We must measure that cost based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25, and its related interpretive guidance.
This Statement requires us to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period we require our employee to provide services for the award. We adopted SFAS 123(R) for the first time beginning April 1, 2006, under the modified prospective transition method. We calculated the pro forma compensation costs presented previously and in our prior filings using a Black-Scholes option pricing model. These compensation costs may not be indicative of amounts which we will incur in future years.
Income Taxes. We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences. As of December 31, 2006, we have generated approximately $15,423,000 in U.S. net operating loss carryforwards that we cannot use to offset taxable income in foreign jurisdictions. We recognize a valuation allowance when we determine it is more likely than not that we will not realize a portion of the deferred tax asset. We have established a valuation allowance for U.S. and certain foreign deferred tax assets due to the uncertainty that we will generate enough income in those taxing jurisdictions to utilize the assets.
In addition, U.S. tax rules impose limitations on the use of net operating loss following certain changes in ownership. Such a change in ownership may limit the amount of these benefits that would be available to offset future taxable income each year, starting with the year of ownership change.
Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three and nine-months ended December 31, 2006 and 2005.
Results of Operations
Three months ended December 31, 2006 compared to three months ended December 31, 2005
Net Sales: During the three months ended December 31, 2006, net sales were $2.2 million, representing a $566,000 or a 36% increase compared to net sales of $1.6 million for the three months ended December 31, 2005. Excluding the impact of fluctuations in foreign currency exchange rates, sales increased by approximately 29%. Sales of our Urgent PC product more than offset the 4% decline in sales of our Macroplastique products. During the three months ended December 31, 2005, we had minimal sales of the Urgent PC.
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
Sales to customers in the U.S. during the three months ended December 31, 2006 increased to $396,000 from $62,000 in the same quarter of 2005. Sales for the three months ended December 31, 2006 represent a sequential increase from $253,000 in the previous quarter. We attribute the sales increase to our U.S. sales organization which we fully established during the quarter ended December 31, 2006. During 2006, we sold only the Urgent PC and the I-Stop to customers in the U.S.
Gross Profit: Gross profit was $1.4 million and $1.2 million for the three months ended December 31, 2006 and 2005, respectively, or 65% and 75% of net sales in the respective periods. In the third quarter of fiscal 2007, we incurred $107,000 of charges related to rework, scrap and warranty for one of our new products. Also, in the U.S. we incurred charges in the third quarter of fiscal 2007 to facilitate relocation of our manufacturing operations (including charges to duplicate our manufacturing facilities prior to the move). In addition, manufacturing capacity utilization declined in the third quarter of fiscal 2007, as we had stepped up production during the previous quarter to meet our product needs during the manufacturing facility transition period. We anticipate FDA qualification of our new manufacturing operations in the U.S. in the second half of 2007.

General and Administrative Expenses (G&A): G&A expenses decreased from $859,000 during the three months ended December 31, 2005 to $732,000 during the same period in 2006. Included in the 2006 period is a $127,000 non-cash, SFAS 123(R) charge for share-based employee compensation. Excluding this charge, G&A expenses declined by $254,000, primarily because of a decrease in personnel-related costs. Further, during the three months ended December 31, 2005, we incurred certain charges to install our new information system.
Research and Development Expenses (R&D): R&D expenses decreased from $700,000 during the three months ended December 31, 2005 to $425,000 during the same period in 2006. Included in the 2006 period is a $4,000 non-cash, SFAS 123(R) charge for share-based employee compensation. We attribute the decrease to reduced consulting expense of $330,000. During the three months ended December 31, 2005, we incurred consulting expense primarily for the development of our second generation Urgent PC product.
Selling and Marketing Expenses (S&M): S&M expenses increased from $852,000 during the three months ended December 31, 2005 to $1.3 million during the same period in 2006. Included in the 2006 period is a $10,000 non-cash, SFAS 123(R) charge for share-based employee compensation. We attribute the increase to the $130,000 increase in compensation-related costs, primarily for our U.S. direct sales force and marketing organization, the $110,000 increase in commissions for sales agents and independent sales representatives, the $60,000 increase in travel-related costs, the $30,000 increase in promotional activities and an increase in other costs to support our expanded sales organization and marketing activities.
Other Income (Expense): Other income (expense) includes interest income, interest expense, warrant benefit, foreign currency exchange gains and losses and other non-operating costs when incurred. Our financial results are subject to material fluctuations based on changes in currency exchange rates. Other income was $535,000 and $593,000 for the three months ended December 31, 2006 and 2005, respectively.
As a result of the suspension of the exercise of the 706,218 warrants we originally issued in July 2002, we granted a like number of new common stock purchase warrants to the holders of the expired warrants in April 2005. The U.S. Securities and Exchange Commission declared the registration statement for these warrants effective on December 19, 2006. The new warrants are exercisable at $2.00 per share at any time up to March 19, 2007. In April 2005, we recognized a liability and a charge to equity of approximately $1.4 million associated with the grant of these new warrants. We determined the fair value of these warrants using the Black-Scholes option-pricing model. We have since reduced the reported liability to $515,000 due to the decrease in the fair value of these warrants from their date of issuance through December 31, 2006. We recorded a warrant benefit of $523,000 and $560,000 for the three months ended December 31, 2006 and 2005 , respectively.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency gains (losses) of $4,000 and $(7,000) for the three months ended December 31, 2006 and 2005, respectively.
Income Tax Expense: Our Dutch subsidiaries recorded income tax expense of $45,000 and $40,000 for the three months ended December 31, 2006 and 2005, respectively. For fiscal 2007, the Dutch income tax rate is 25.5% for €22,689 (approximately $29,000) of profit and 29.6% for amounts above €22,689 compared to 27% and 31.5% in fiscal 2006, respectively.
Nine months ended December 31, 2006 compared to nine months ended December 31, 2005
Net Sales: During the nine months ended December 31, 2006, net sales were $5.7 million, representing a $890,000 or a 19% increase when compared to net sales of $4.8 million for the nine months ended December 31, 2005. Excluding the impact of fluctuations in foreign currency exchange rates, sales increased by approximately 14%. Sales of our Urgent PC product, and an increase in sales of the I-Stop product, more than offset the 9% decline in sales of Macroplastique products. During the nine months ended December 31, 2005, we had minimal sales of the Urgent PC and the I-Stop products.
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
Sales to customers in the U.S. during the nine months ended December 31, 2006 increased to $752,000 from $63,000 in the for the same period in 2005. For the nine months ended December 31, 2006, sales to customers in the U.S. accounted for approximately 13 percent of our consolidated sales, up from one percent for the same period in 2005. We attribute the sales increase to our U.S. sales organization which we fully established during the quarter ended December 31, 2006. During 2006, we sold only the Urgent PC and the I-Stop to customers in the U.S.

Gross Profit: Gross profit was $3.9 million and $3.5 million for the nine months ended December 31, 2006 and 2005, respectively, or 69% and 73% of net sales in the respective periods. In the third quarter of fiscal 2007, we incurred $107,000 of charges related to rework, scrap and warranty for one of our new products. Also, in the U.S. we incurred charges in the third quarter of fiscal 2007 to facilitate relocation of our manufacturing operations (including charges to duplicate our manufacturing facilities prior to the move). We anticipate FDA qualification of our new manufacturing operations in the U.S. in the second half of 2007.
General and Administrative Expenses (G&A): G&A expenses increased from $2.3 million during the nine months ended December 31, 2005 to $2.4 million during the same period in 2006. Included in the 2006 period is a $519,000 non-cash, SFAS 123(R) charge for share-based employee compensation. Excluding this charge, G&A expenses in the 2006 period declined by $370,000, in part due to a $180,000 decrease in personnel-related costs, offset by increased rent expense. In addition, during the nine months ended December 31, 2005, we incurred $160,000 of charges to install our new information system and for AMEX listing fees, offset by a $145,000 reversal of bad debt expense.
Research and Development Expenses (R&D): R&D expenses decreased from $2.4 million during the nine months ended December 31, 2005 to $1.8 million during the same period in 2006. Included in the 2006 period is a $21,000 non-cash, SFAS 123(R) charge for share-based employee compensation. We attribute the decrease to the $290,000 decrease for personnel-related costs and the $450,000 decrease for consulting expense, offset by the $130,000 increase in clinical costs for ongoing post-market clinical studies for our PTQ product and for comparing the efficacy of the Urgent PC against a leading drug therapy for treatment of overactive bladder symptoms. During the nine months ended December 31, 2005, we incurred consulting expense primarily for the development of our second generation Urgent PC product and a $205,000 expense related to severance compensation for our former Vice President of Research and Development and Managing Director of our United Kingdom subsidiary.
Selling and Marketing Expenses (S&M): S&M expenses increased from $2.3 million during the nine months ended December 31, 2005 to $3.8 million during the same period in 2006. Included in the 2006 period is a $46,000 non-cash, SFAS 123(R) charge for share-based employee compensation. We attribute the increase to the $720,000 increase in compensation-related costs, primarily for our U.S. direct sales force and marketing organization, the $200,000 increase in commissions for sales agents and independent sales representatives, the $290,000 increase in travel-related costs and an increase in other costs to support our expanded organization and marketing activities.
Other Income (Expense): Other income (expense) includes interest income, interest expense, warrant expense or benefit, foreign currency exchange gains and losses and other non-operating costs when incurred. Our financial results are subject to material fluctuations based on changes in currency exchange rates. Other income was $217,000 and $646,000 for the nine months ended December 31, 2006 and 2005, respectively.
As a result of the suspension of the exercise of the 706,218 warrants we originally issued in July 2002, we granted a like number of new common stock purchase warrants to the holders of the expired warrants in April 2005. The U.S. Securities and Exchange Commission declared the registration statement for these warrants effective on December 19, 2006. The new warrants are exercisable at $2.00 per share at any time up to March 19, 2007. In April 2005, we recognized a liability and a charge to equity of approximately $1.4 million associated with the grant of these new warrants. We determined the fair value of these warrants using the Black-Scholes option-pricing model. We have since reduced the reported liability to $515,000 due to the decrease in the fair value of these warrants from their date of issuance through December 31, 2006. We recorded a warrant benefit of $150,000 and 575,000 for the nine months ended December 31, 2006 and 2005, respectively.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency gains (losses) of $34,000 and $(16,000) for the nine-months ended December 31, 2006 and 2005, respectively.
Income Tax Expense: Our Dutch subsidiaries recorded income tax expense of $63,000 and $43,000 for the nine months ended December 31, 2006 and 2005, respectively. For fiscal 2007, the Dutch income tax rate is 25.5% for €22,689 (approximately $29,000) of profit and 29.6% for amounts above €22,689 compared to 27% and 31.5% in fiscal 2006, respectively.

Non-GAAP Financial Measures. In addition to disclosing the financial results for the three and nine months ended December 31, 2006 calculated in accordance with U.S. generally accepted accounting principles (GAAP), our discussion of the results of operations above contains non-GAAP financial measures that exclude the effects of share-based employee compensation under the requirements of FAS 123(R). The non-GAAP financial measures used by management and disclosed by us exclude the income statement effects of share-based employee compensation under the requirements of FAS 123(R). The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the consolidated financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies. Therefore, our non-GAAP financial measures may not be comparable to those used by other companies. We have described the reconciliations of each of our non-GAAP financial measures above to the most directly comparable GAAP financial measures.
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
Liquidity and Capital Resources
Cash Flows. As of December 31, 2006, our cash and cash equivalents balances totaled $5.7 million.
At December 31, 2006, we had working capital of approximately $6.1 million. For the nine months ended December 31, 2006, we used $3.0 million of cash in operating activities, compared to $1.8 million of cash used in the same period a year ago. We attribute the increase in the use of cash for operating activities primarily to the increase in loss and investment in working capital.
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
In August 2006, we entered into a securities purchase agreement with certain investors pursuant to which we sold approximately 1.4 million shares of our common stock for $1.50 per share, together with warrants to purchase 695,000 shares of our common stock, for an aggregate purchase price of approximately $2.1 million. After offset for our estimated costs of $183,000, we received net proceeds of approximately $1.9 million. The warrants are exercisable for five years (but commencing 181 days after closing) at an exercise price of $2.50 per share.
In October 2006, we amended our business loan agreement with Venture Bank. The amended agreement provides for a credit line of up to $500,000 secured by our assets and will expire in April 2007 if not renewed. We may borrow up to 50% of the value of the inventory on hand in the U.S. and 75% of the U.S. accounts receivable value. The bank charges interest on the loan at the rate of 1 percentage point over the prime rate (8.25% on December 31, 2006), subject to a minimum interest rate of 7% per annum. In addition, Uroplasty BV, our subsidiary, entered into an arrangement with Rabobank of The Netherlands for a €200,000 (approximately $264,000) credit line. At December 31, 2006, we had no borrowings under any of our credit lines.
In December 2006, we conducted a follow-on public offering in which we sold 2,430,000 shares of our common stock at a price per share of $2.00, for an aggregate purchase price of approximately $4.9 million. The stock sale proceeds are offset by costs of approximately $564,000, resulting in net proceeds of approximately $4.3 million.

Because we have yet to achieve profitability and generate positive cash flows, we will need to raise additional debt or equity financing to continue funding for product development, continued expansion of our sales and marketing activities and planned growth activities beyond fiscal 2008. There can be no guarantee that we will be successful, as we currently have no committed sources of, or other arrangements with respect to, additional equity or debt financing. We therefore cannot ensure that we will obtain additional financing on acceptable terms, or at all. If we are unable to raise the needed funds, we will need to curtail our operations including product development, clinical studies and sales and marketing activities. This would adversely impact our future business and prospects. Ultimately, we will need to achieve profitability and generate positive cash flows from operations to fund our operations and grow our business.
For the balance of fiscal 2007, we expect to incur additional research and development expenses, including those in connection with clinical trials for the Urgent PC and FDA-required post-approval studies to obtain market feedback on safety and effectiveness of Macroplastique. We also expect that during the balance of fiscal 2007, we will continue to incur significant expenses as we fund our selling and marketing organization in the U.S. to market our products.
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
We have two exclusive distribution agreements with CL Medical allowing us to market and sell the I-Stop urethral sling: effective February 2006, a six-year agreement, with a right to renew it for successive five-year terms, for distribution in the United States and, effective May 2005, a one-year agreement with automatic renewal for up to two years, for distribution in the United Kingdom. Under the agreements, we are required to purchase a minimum of $527,000 of units in the first 12-month period following January 1, 2006, increasing to $2.9 million of units in the fifth year of the agreement, for an aggregate commitment of approximately $6.6 million of units over the remaining agreement period, subject to periodic adjustment based on the value of the euro.
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
We have a pension plan covering 14 employees in The Netherlands, reported as a defined benefit plan. We pay premiums to an insurance company to fund annuities for these employees. However, we are responsible for funding additional annuities based on continued service and future salary increases. We closed this defined benefit plan for new employees in April 2005. As of that date, the Dutch subsidiary established a defined contribution plan that now covers new employees. We also closed our UK subsidiary’s defined benefit plan to further accrual for all employees effective December 31, 2004. In March 2005, the UK subsidiary established a defined contribution plan that now covers new employees. As of December 31, 2006, we had an accrued pension liability of $742,000.
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

Repayments of our contractual obligations as of December 31, 2006, consisting of royalties, notes payable (inclusive of interest), and operating leases, are summarized below:

	Payments Due by Period
		Remainder	Fiscal	Fiscal	Fiscal
		of Fiscal	2008 and	2010 and	2012 and
	Total	2007	2009	2011	thereafter

Minimum royalty payments	$207,000	$13,500	$108,000	$85,500	$—
Minimum purchase agreement	6,616,050	148,534	2,189,744	4,277,772	—
Notes payable, including interest	632,777	25,828	197,260	111,127	298,562
Operating lease commitments	1,408,927	65,611	481,429	371,396	490,491

Total contractual obligations	$8,864,754	$253,473	$2,976,433	$4,845,795	$789,053

ITEM 3. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls Procedures. Within the 90 days prior to the date of this report, our President and Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on this evaluation, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including such officers, to allow timely decisions regarding disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Internal Control Matters. We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have been no changes in our internal control over financial reporting during the three months ended December 31, 2006, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Except as indicated below, none of the items contained in PART II of Form 10-QSB are applicable to us for the three months ended December 31, 2006.
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
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

UROPLASTY, INC.
Date: February 12, 2007	By:	/s/ DAVID B. KAYSEN
David B. Kaysen
President and Chief Executive Officer

Date: February 12, 2007	By:	/s/ MAHEDI A. JIWANI
Mahedi A. Jiwani
Chief Financial Officer