Form 10KSB
period 2007-03-31
UROPLASTY INC
filed 2007-06-06
CIK 890846

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 31, 2007
Commission File No. 000-20989
UROPLASTY, INC.
(Name of Small Business Issuer in its Charter)

Minnesota	41-1719250
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5420 Feltl Road
Minnetonka, Minnesota 55413-2820
(Address of principal executive offices)
(952) 426-6140
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
YES ☑ NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO☑
Issuer’s revenues for its most recent fiscal year: $8,311,001
The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of May 29, 2007 was $40,998,000.

The number of shares outstanding of the issuer’s only class of common stock on May 29, 2007 was 13,160,700.

Documents Incorporated By Reference: Portions of our Proxy Statement for our 2007 Annual Meeting of Shareholders (the “Proxy Statement”), are incorporated by reference in Part III.
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
Item 1. Description of Business
Overview
We are a medical device company that develops, manufactures and markets innovative products for the treatment of voiding dysfunctions. Our minimally invasive products treat urinary and fecal incontinence and overactive bladder symptoms. We believe that our company is uniquely positioned because we offer a broad and diverse set of products to address the various preferences of doctors and patients, as well as the quality of life issues presented by voiding dysfunctions. We currently offer three medical devices for the treatment of incontinence and overactive bladder symptoms.
Our Strategy
Our goal is to gain market share in the voiding dysfunction market by expanding our portfolio of minimally invasive products for the treatment of voiding dysfunctions, with a particular focus on products and applications for outpatient and office-based procedures. We believe that, with a suite of innovative products, we can increasingly garner the attention of key physicians, our independent sales representatives and distributors to enhance market acceptance of our products. The key elements of our strategy are to:
•	Focus on office-based solutions for physicians. We believe that our company is uniquely positioned to provide a broad product offering of office-based solutions for physicians. By expanding our U.S. presence, we intend to develop long-standing relationships with leading physicians treating incontinence and overactive bladder symptoms. These relationships will provide us with a source of new product ideas and a conduit through which to introduce new products. We also intend to develop marketing programs to assist physicians in marketing their practices and to provide innovative programs focused on helping physicians attract patients and develop referral networks. Building these relationships is an important part of our growth strategy, particularly for the development and introduction of new products.

•	Grow our U.S. sales and international distribution. We believe that in addition to international markets, the U.S. is a significant opportunity for future sales of our products. In order to grow our U.S. business, we have expanded our sales organization, consisting of direct field sales and independent sales representatives, marketing organization and reimbursement department to market our products directly to our customers. We anticipate further increasing, as needed, our sales and marketing organization in the United States to support our sales growth. In addition, we intend to expand our European presence by creating new distribution partnerships.

•	Educate physicians and patients about the benefits of our Urgent® PC neuromodulation system. We believe education of physicians and patients regarding the benefits of our Urgent PC is critical to the successful adoption of this product. To this end, we have initiated a clinical trial, which is a U.S. multi-center randomized prospective study comparing the Urgent PC device to the most commonly prescribed pharmaceutical treatment

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
Our Products
Macroplastique® Implants is a minimally invasive, implantable soft tissue bulking agent for the treatment of urinary incontinence. When Macroplastique is injected into tissue around the urethra, it stabilizes and “bulks” tissues close to the urethra, thereby providing the surrounding muscles with increased capability to control the release of urine. Macroplastique has been sold for urological indications in over 40 countries outside the United States since 1991. In October 2006, we received from the U.S. Food and Drug Administration (FDA) pre-market approval for the use of Macroplastique to treat female stress urinary incontinence. We began marketing this product in the United States in early 2007. We cannot assure that we can market Macroplastique profitably in the U.S. Our other proprietary, implantable soft tissue bulking agents that we sell outside the United States include PTQ® Implants for fecal incontinence, VOX® Implants for vocal cord rehabilitation and Bioplastique® Implants for dermal augmentation.
The Urgent® PC neuromodulation system is a minimally invasive device designed for office-based treatment of overactive bladder symptoms of urinary urge incontinence, urinary urgency and urinary frequency. This product uses percutaneous tibial nerve stimulation to deliver an electrical pulse that travels to the sacral nerve plexus, a control center for bladder function. We received regulatory approvals for the sale of Urgent PC in the United States and Canada in October 2005 and in Europe in November 2005. Subsequently, we launched the product for sale in those markets. We launched our second generation Urgent PC product in 2006.
I-StopTM is a minimally invasive biocompatible, polypropylene, tension-free sling for the treatment of female urinary incontinence. Our I-Stop sling can correct stress urinary incontinence by providing tension-free, hammock-type support for the urethra to prevent its downward movement and the associated leakage of urine. We stopped selling this product in the U.S. in March 2007, but continue selling it in the United Kingdom.
Sales, Marketing and Distribution
We are focusing our sales and marketing efforts primarily on office-based and outpatient surgery-based urologists, urogynecologists and gynecologists with significant patient volume. We believe the United States is a significant opportunity for future sales of our products. In order to grow our United States business, we have expanded our sales organization, consisting of direct field sales and independent sales representatives, marketing organization and reimbursement department to market our products directly to our customers. By expanding our United States presence, we intend to develop long-standing relationships with leading physicians treating incontinence and overactive bladder symptoms.
Outside of the United States, we sell our products primarily through a direct sales organization in the United Kingdom and primarily through distributors in other markets. Each of our distributors has a territory-specific distribution agreement, including requirements that they may not sell products that directly compete with ours. Collectively, our distributors accounted for approximately 52% and 65% of total net sales for fiscal 2007 and 2006, respectively.
We use clinical studies and scientific community awareness programs to demonstrate the safety and efficacy of our products. This data is important to obtain regulatory approval and to support our sales staff and distributors in securing product reimbursement in their territories. Publications of clinical data in peer-reviewed journals add to the scientific community awareness of our products, including therapeutic applications, treatment techniques and expected outcomes. We provide a range of activities designed to support surgeons in their clinical evaluation study design, abstract preparation, manuscript creation and/or review and submission.

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
Types of Urinary Incontinence
There are four types of urinary incontinence:
•	Stress Urinary Incontinence - Stress urinary incontinence (SUI), refers to the involuntary loss of urine due to an increase in intra-abdominal pressure from ordinary physical activities, such as coughing, sneezing, laughing, straining or lifting. For the majority of women with SUI (9 million of the 11 million in the U.S.), their incontinence is caused by urethral hypermobility. Urethral hypermobility – abnormal movement of the bladder neck and urethra – occurs when the anatomic supports for the bladder neck and urethra have weakened. This anatomical change is often the result of childbirth. Stress urinary incontinence can also be caused by intrinsic sphincter deficiency, or the inability of the sphincter muscle to function properly. Intrinsic sphincter deficiency can be due to congenital sphincter weakness or can result from deterioration of the urethral muscular wall due to changes of aging or damage following trauma, spinal cord lesion or radiation therapy. The National Association for Continence (NAFC) estimates up to 15% of female stress urinary incontinence is a result of intrinsic sphincter deficiency (ISD). For many women, their SUI is a combination of urethral hypermobility and ISD.

•	Urge Incontinence - Urge incontinence refers to the involuntary loss of urine associated with an abrupt, strong desire to urinate. Urge incontinence often occurs when neurological problems cause the bladder to contract and empty with little or no warning.

•	Overflow Incontinence - Overflow incontinence is associated with an over-distention of the bladder. This can be the result of an under-active bladder or an obstruction in the bladder or urethra.

•	Mixed Incontinence - Mixed incontinence is the combination of both urge and stress incontinence (and, in some cases, overflow). Clinicians estimate that 30% of women suffering from stress urinary incontinence also exhibit symptoms of urge incontinence. Since prostate enlargement often obstructs the urethra, older men often have urge incontinence coupled with overflow incontinence.

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
Drug Therapy. Drug treatment is used to manage multiple types of urinary incontinence. Therapeutic drug activity is matched to the individual’s urinary dysfunction, e.g., activity targeted to contract muscle tissue of the bladder or bladder neck or to improve the quality of the bladder neck and urethra mucosal lining. Drugs are most often used to treat symptoms of overactive bladder but drugs seldom cure stress urinary incontinence. Common side effects of drugs may include dry mouth, constipation, headache, fatigue, urinary retention, nausea, dizziness, blurred vision, anxiety and the possibility of unwanted interactions with other drugs.
Curative Treatment of Urinary Incontinence
Injectable Urethral Tissue Bulking Agents. Urethral tissue bulking agents are inserted with a needle into the area around the urethra, augmenting the surrounding tissue for increased capacity to control the release of urine. Hence, these materials are often called “bulking agents” or “injectables.” Urethral bulking agents may be either synthetic or biologically derived and are an attractive alternative to surgery because they are considerably less invasive. Active women benefit from the use of urethral bulking agents since they will often return to normal activities in a matter of days instead of weeks of recovery following invasive surgical procedures. Bulking agents also represent a desirable treatment option for the elderly or infirm who may not otherwise be able to withstand the trauma and morbidity resulting from a fully invasive surgical procedure. Additionally, the use of a urethral bulking agent does not preclude the use of more invasive treatments if required.
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
Synthetic bulking agents include solid silicone elastomers, pyrolytic carbon-coated beads, and calcium hydroxylapetite.
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

Uroplasty Solutions for Urinary Incontinence
We believe that we are uniquely positioned with differentiable, minimally invasive products to address both causes of SUI.
Macroplastique® Implants
Macroplastique® Implants is a minimally invasive, injectable soft-tissue bulking agent used to treat stress urinary incontinence, the most common form of urinary incontinence in women. It is designed to restore the patient’s urinary continence immediately following treatment. Additionally, men who experience incontinence as a result of prostate surgery are also candidates for treatment by Macroplastique, which is approved for such use outside of the United States.
Macroplastique is a soft-textured, permanent implant placed endoscopically around the urethra distal to the bladder neck. When Macroplastique is injected into tissue around the urethra, it stabilizes and “bulks” tissues close to the urethra, thereby providing the surrounding muscles with increased capability to control the release of urine. Macroplastique is a proprietary composition of heat vulcanized, solid, soft, irregularly shaped polydimethylsiloxane (solid silicone) implants suspended in a biocompatible carrier gel. We believe our compound is better than other commercially available bulking agents because it does not degrade, is not absorbed into surrounding tissues and does not migrate from the implant site due to its unique composition, shape and size. This reduces the need for follow-up treatments. Additionally, there is no need for special storage, cumbersome preparation or mixing for use or for patient allergy testing.
We have sold Macroplastique for urological indications in over 40 countries outside the United States since 1991. In October 2006, we received from the FDA pre-market approval for the use of Macroplastique to treat female SUI. We began marketing this product in the United States in early 2007. We cannot assure that we can market Macroplastique profitably in the U.S.
Although Macroplastique is traditionally implanted with the aid of an endoscope, we also market outside the United States a patented, non-endoscopic product placement kit, or delivery kit, called the Macroplastique Implantation System™, or MIS, for office-based treatment of female stress urinary incontinence. Our MIS, approved for use outside the United States, enables easy and consistent product placement without the use of an endoscope.
I-Stop™ Sling
The I-StopTM tape, a biocompatible, tension-free, mid-urethral sling, is FDA-approved and CE-marked for the treatment of female urinary incontinence due to urethral hypermobility. If the urethra is no longer appropriately supported by the surrounding tissues and ligaments, the urethra may move too easily and may no longer properly close. A sling provides a hammock-type support for the urethra to prevent its downward movement, and associated leakage of urine, during periods of increased abdominal pressure.
I-Stop, the only synthetic, mid-urethral sling made of monofilament knitted polypropylene, has closed loop edges, which we believe make it non-damaging to surrounding tissue without the need for a delivery sheath. We also believe that the I-Stop design provides greater strength and controlled flexibility, and improved resistance to fragmentation, stretching and deformity during the outpatient implant procedure, than competitive sling devices
We sell the I-Stop only in the United Kingdom under an exclusive distribution agreement ending in 2010 with the manufacturer, CL Medical SAS of Lyon, France. Under the agreement, we have minimum purchase requirements each year. If we fail to reach the minimum purchase requirements, CL Medical has the right to terminate our exclusive distribution rights. We discontinued selling the I-Stop in the United States in March 2007.
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

Treatment of Overactive Bladder Symptoms
Drug Therapy. The most common treatment for OAB is drug therapy using an anticholinergic agent. However, for some individuals, the drugs are ineffective or the side effects so bothersome that the patient discontinues the medications. Common side effects include dry mouth, constipation, headache, fatigue, urinary retention, nausea, dizziness, blurred vision, anxiety and the possibility of unwanted interactions with other drugs.
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
The sacral nerve stimulator uses a small device, a neurostimulator, to send mild electrical pulses to the sacral nerve. The sacral nerve is located in the lower back, just above the tailbone. The surgically implanted neurostimulator contains a battery and electronics to create the electrical pulses and is connected to a neurostimulation lead (an insulated wire) containing electrodes through which stimulation is delivered to the nerve. The device is most frequently placed under the skin of the buttock, with the lead under the skin near the spine. Patients need to have subsequent surgeries performed to replace the stimulator battery and, if needed, to replace a malfunctioning unit or correct for a dislodged lead.
Alternatively, percutaneous tibial nerve stimulation (PTNS) delivers stimulation to the sacral nerve plexus by temporarily applying electrical pulses to the tibial nerve. The tibial nerve is an easily accessed nerve in the lower leg. We believe neuromodulation using PTNS has a similar therapeutic effect as the implantable sacral nerve stimulator, but requires no surgery. PTNS is minimally invasive, has a low risk of complication and is typically performed in a physician’s office.
Uroplasty Solutions for Overactive Bladder
Urgent® PC Neuromodulation System
The Urgent PC is a minimally invasive nerve stimulation device designed for office-based treatment of urge incontinence, urinary urgency and urinary frequency – symptoms of an overactive bladder. Using percutaneous tibial nerve stimulation just above the ankle, the product delivers an electrical pulse that travels to the sacral nerve plexus, a control center for bladder function.
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
In April 2005, we entered into an exclusive manufacturing and distribution agreement with CystoMedix, Inc., an Andover, Minnesota medical device company, for the exclusive rights to manufacture and market the Urgent PC neuromodulation system for the U.S., Canada and all countries recognizing the CE mark. Although the Urgent PC as marketed by CystoMedix was CE marked and 510(k) cleared, following minor revisions to the product, we secured 510(k) clearance for the device in October 2005 and CE mark in November 2005. Subsequently, we launched the product for sale in those markets. In 2006, we received additional regulatory clearance and launched our second generation Urgent PC product.
In April 2007 we acquired from CystoMedix certain intellectual property assets related to the Urgent PC product and terminated the April 2005 exclusive manufacturing and distribution agreement.

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
Uroplasty Solutions for Fecal Incontinence
We have two minimally invasive products to address fecal incontinence. Our PTQ™ Implants, implanted circumferentially into the submucosa of the anal canal, offer a minimally invasive treatment for patients with fecal incontinence. This soft-textured, permanent implant creates a “bulking” and supportive effect for the internal anal sphincter. This product is CE marked and currently sold outside the U.S. in various international markets. We also secured the CE mark for the application of percutaneous tibial nerve stimulation for the treatment of fecal incontinence. Our Urgent PC is sold for the treatment of fecal incontinence in countries recognizing the CE mark.
Other Uroplasty Products
In addition to urological applications, we market our proprietary tissue bulking material outside the United States for reconstructive and cosmetic plastic surgery under the trade name Bioplastique® Implants and for otolaryngology vocal cord rehabilitation applications under the trade name VOX® Implants.
In The Netherlands and United Kingdom only, we distribute certain wound care products in accordance with a distribution agreement.
Manufacturing and Suppliers
We have two manufacturing facilities: A facility in Eindhoven, The Netherlands, and a facility in Minnetonka, Minnesota. We are in the process of transitioning our production from our Eindhoven facility, which we plan to close, to our facility in Minnesota. We expect to complete this manufacturing transition in late 2007, pending FDA qualification of our facility in Minnesota. If we do not receive timely FDA qualification of our facility in Minnesota, we will have to delay our plans to exit our Eindhoven facility.
We manufacture our tissue bulking products in our manufacturing facilities. Our facilities utilize dedicated heating, cooling, ventilation and high efficiency particulate air (HEPA) filtration systems to provide cleanroom and other controlled working environments. Our trained technicians perform all critical manufacturing processes in qualified environments according to validated written procedures. We use qualified vendors to sterilize our products using validated methods.
Our manufacturing facilities and systems are periodically audited by regulatory agencies and other authorities to ensure compliance with ISO 13485 (medical device quality management systems), and applicable European and Canadian medical device requirements, as well as for compliance with U.S. federal Quality Systems Regulations (QSR). We are also subject to additional state, local, and U.S. federal government regulations applicable to the manufacture of our products. While we believe we are compliant with all applicable regulations, we can not guarantee that we will pass each regulatory audit.
We purchase several medical grade materials and other components for use in our finished products from single source suppliers meeting our quality and other requirements. Although we believe our supply sources could be replaced if necessary without due disruption, it is possible that the process of qualifying new suppliers could cause an interruption in our ability to manufacture our products, which could have a negative impact on sales.

We source our I-Stop sling from CL Medical, who designs and manufactures the product.
We currently subcontract the manufacturing of the Urgent PC and its related components.
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
Soft-tissue injectable bulking agents competing directly with Macroplastique®, both outside and in the U.S. include FDA-approved Contigen® bulking agents manufactured by C.R. Bard, Inc.; Zuidex® and Deflux® (Deflux FDA approved for vesico-ureteric reflux (VUR) use only) manufactured by Q-Med AB; Durasphere® (FDA-approved for female SUI) manufactured by Carbon Medical Technologies; and Coaptite® manufactured by BioForm, Inc. for Boston Scientific. In contrast to the competitors products currently approved for sale, Macroplastique, is a synthetic material that will not degrade, resorb or migrate, has no special preparation or storage requirements and does not require the patient to have a skin test prior to the procedure. The silicone-elastomer material has been studied for over 50 years in medical use for such urological applications as artificial urinary sphincters, penile implants, stents and catheters. Our patented Macroplastique® Implantation System offers a unique, non-endoscopic, minimally invasive out-patient procedure that can be performed in the physician’s office.
Sling procedures have become the preferred method for treating urethral hypermobility. The tension-free sling market is dominated by Gynecare’s TVT Tension-free Support device. Other companies competing in this market include American Medical Systems, C.R. Bard, Boston Scientific and Coloplast Corporation. We believe our I-Stop sling offers benefits of multiple surgical approaches for the physician and a design to resist stretching, deformity and fragmentation.
The Urgent®PC neurostimulation device is an alternative to the more invasive Medtronic InterStim® device. The Medtronic unit, which stimulates the sacral nerve, requires surgical implantation in the upper buttocks or abdomen, with recurring surgical intervention to replace the stimulator battery and, if needed, to replace a malfunctioning unit or correct for a dislodged lead. In contrast, the Urgent PC device allows minimally invasive stimulation of the sacral nerve plexus in an office-based setting without surgical intervention. Neotonus markets a non-surgical device to deliver extracorporeal magnetic neuromodulation. In addition, Boston Scientific’s Bion® Microstimulator, a device implanted with a needle-like instrument to stimulate the pudendal nerve, is CE mark approved for the treatment of urinary urge incontinence and is undergoing clinical studies in the U.S.
Many medications treat symptoms of overactive bladder, some by preventing unwanted bladder contractions, others by tightening the bladder or urethra muscles and some by relaxing bladder muscles. Sometimes, these drugs have unwanted side effects such as dry mouth, vision problems or constipation. Among these medications are Detrol® (Pfizer Inc.), Ditropan® (Alza Corporation), Enablex® (Novartis), Vesicare® (GlaxoSmithKline) and Flomax® (Abbott Laboratories).
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
Government Regulation
The design, testing, manufacturing, promotion, marketing and distribution of our products in the United States, Europe and other parts of the world are subject to regulation by numerous governmental authorities, including the FDA, the European Union and other analogous agencies.

United States
The FDA under the Food, Drug and Cosmetic Act regulates our products in the Unites States as medical devices. Noncompliance with applicable requirements can result in, among other things:
•	fines, injunctions, and civil penalties;

•	recall or seizure of products;

•	operating restrictions, or total or partial suspension of production;

•	denial of requests for 510(k) clearance or pre-market approval of new products;

•	withdrawal of existing approvals; and

•	criminal prosecution.
Depending on the degree of risk posed by the medical device and the extent of controls needed to ensure safety and effectiveness, there are two pathways for FDA marketing clearance of medical devices. For devices deemed by FDA to pose relatively less risk (Class I or Class II devices), manufacturers, in most instances, may submit a pre-market notification (510(k) clearance) requesting permission for commercial distribution. Devices deemed by the FDA to pose the greatest risk (Class III devices), such as life-sustaining, life-supporting or implantable devices, or a device deemed not to be substantially equivalent to a previously cleared 510(k) device, require the submission of a pre-market approval (PMA) application. The FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.
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
Pre-market Approval. A pre-market approval application must be submitted if the device cannot be cleared through the 510(k) process. The pre-market approval process is much more demanding than the 510(k) notification process. A pre-market approval applicant must provide extensive preclinical and clinical trial data as well as information about the device and its components regarding, among other things, device design, manufacturing and labeling. As part of the pre-market approval process, applicants must file an Investigational Device Exemption, or IDE, application prior to commencing human clinical trials. If the FDA approves the IDE application, human clinical trials may begin at a specific number of investigational sites with a maximum number of patients. The results of clinical testing may not be sufficient to obtain approval of the product.
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

Continuing FDA Regulation. After a device is placed on the market, numerous regulatory requirements apply. These include:
•	Quality System Regulations, which require manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations, which govern product labels and labeling, prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling and promotional activities;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

•	post-market surveillance activities monitor use of the products placed in the market place; and

•	notices of correction or removal, and recall regulations.
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
As a relatively new therapy, nerve simulation using the Urgent PC has not been assigned a reimbursement code unique to the technology. However, a number of practitioners are using an existing reimbursement code that closely describes the procedure. In addition, Aetna and several Blue Cross Blue Shield organizations in several states have published policies providing coverage for PTNS under an existing reimbursement code. We will need to continue to work with third-party payers for coverage policies and the American Medical Association to develop definitive and uniform reimbursement for the therapy. In addition, we will need to provide customer reimbursement support as we market the product and secure medical community acceptance.
We believe that for our U.S. market there are appropriate reimbursement codes describing endoscopic use of Macroplastique to treat female SUI. However, we will still need to foster coverage policies and payer acceptance of Macroplastique. There is no guarantee that Macroplastique will be covered or reimbursed at the levels expected by us, if at all.
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
We hold multiple patents covering our Macroplastique materials, processes and applications. As of the date of this report, we have four issued U.S. patents and 20 granted patents in the United Kingdom, Japan, Germany, France, Spain, Italy, Portugal, The Netherlands and Canada. Our patents will expire in the U.S. at various times between 2011 and 2016 and in other countries between 2009 and 2017. In addition, in April 2007 we acquired one granted and several pending patents when we purchased from CystoMedix certain intellectual property assets related to the Urgent PC. We are awaiting prosecution of the patent protection applications we filed in 2006 for the Urgent PC. We cannot assure that we will obtain this or any other patent protection. There can also be no assurance any of our issued patents are of sufficient scope or strength to provide meaningful protection of our products nor can there be any assurance that any current or future U.S. and foreign patents of ours will not be challenged, narrowed, invalidated or circumvented by competitors or others, or that our patents will provide us with any competitive advantage. Any legal proceedings to maintain, defend or enforce our patent rights could be lengthy and costly, with no guarantee of success.
Although we intend to apply for additional patents and vigorously defend issued patents, management believes our business success will depend primarily upon our development and sales and marketing skills, and the quality and economic value of our products rather than on our ability to obtain and defend patents.
We also seek to protect our trade secrets by requiring key employees, consultants, and other parties to sign confidentiality and noncompetition agreements, and by limiting access by outside parties to confidential information. There can be no assurance, however, these measures will prevent the unauthorized disclosure or use of this information or that others will not be able to independently develop this information.
We have registered Macroplastique®, Uroplasty®, VOX®, PTQ® and Bioplastique® as trademarks with the U.S. Patent and Trademark Office. In addition, Macroplastique is registered throughout the European Union. CystoMedix has U.S. registration of the Urgent® PC trademark and, as part of our exclusive manufacturing and distribution agreement, licensed the mark to us. We acquired the trademark rights in April 2007 when we purchased from CystoMedix certain intellectual property assets. In addition, CL Medical has licensed its non-registered trademark for the I-Stop™ sling to us as part of our agreement with it.
We have a royalty agreement with three individuals, two of whom are former officers and directors. Under this royalty agreement, we pay aggregate royalties of three to five percent of net sales of Macroplastique and Bioplastique, subject to a monthly minimum of $4,500. The royalties’ payable under this agreement will continue until the patent referenced in the agreement expires in 2010.

In October 1998, we received an absolute assignment from a British surgeon of a patent relating to the Macroplastique Implantation System in return for a royalty of £10 for each unit sold during the life of the patent. We began commercialization of the product outside the U.S. in March 2000.
Research and Development
We have a research and development program to develop, enhance existing, and evaluate potential new incontinence products. Additionally, this program incurs costs for regulatory submissions, regulatory compliance and clinical research. Clinical research includes studies for new products, new applications or indications for existing products, post-approval marketing, and reimbursement approval by third party payors. Our expenditures for research and development totaled $2.3 and $3.3 million for fiscal 2007 and 2006, respectively. None of these costs were borne directly by customers.
Product Liability
The medical device industry is subject to substantial litigation. As a manufacturer of a long-term implantable device, we face an inherent risk of liability for claims alleging adverse effects to the patient. We currently carry $2 million of worldwide product liability insurance. There can be no assurance, however, our existing insurance coverage limits are adequate to protect us from any liabilities we might incur, including if liability claims exceed our coverage limits. Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all. Furthermore, we do not expect to be able to obtain insurance covering our costs and losses as a result of any product recall. A successful claim in excess of our insurance coverage could materially deplete our assets. Moreover, any claim against us could generate negative publicity, which could decrease the demand for our products and our ability to generate revenues.
Compliance with Environmental Laws
Compliance by us with applicable environmental requirements during fiscal years 2007 and 2006 has not had a material effect upon our capital expenditures, earnings or competitive position.
Dependence on Major Customers
During fiscal 2007, two customers each accounted for approximately 10% of our net sales. During fiscal 2006, the same two customers accounted for approximately 14% and 11% of our net sales.
Employees
As of March 31, 2007, we had 51 employees, of which 48 were full-time and 3 were part-time. No employee has a collective bargaining agreement with us. We believe we maintain good relations with our employees.
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
Our wholly owned foreign subsidiaries and their respective principal functions are as follows:

Uroplasty BV	Incorporated in The Netherlands, distributes the Urgent PC and wound care products, and is the manufacturer of Macroplastique, Bioplastique, VOX Implants, PTQ Implants and all of their accessories. Products are sold primarily through distributors. We plan to discontinue our manufacturing operations in The Netherlands and transition the production to our facility in Minnesota in calendar 2007.

Uroplasty LTD	Incorporated in the United Kingdom and acts as the sole distributor of Urgent PC, Macroplastique, Bioplastique, PTQ Implants, all of their accessories, and wound care products in the United Kingdom and Ireland. Also distributes the I-Stop in the United Kingdom. Products are sold primarily through a direct sales organization.

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
We continue to incur losses and may never reach profitability
We have incurred net losses in each of the last five fiscal years. As of March 31, 2007, we had an accumulated deficit of approximately $16 million primarily as a result of costs relating to the development, including seeking regulatory approvals, and commercialization of our products. We expect our operating expenses relating to sales and marketing activities, product development and clinical trials, including for FDA-mandated post-market clinical study for our Macroplastique product will continue to increase during the foreseeable future. To achieve profitability, we must generate substantially more revenue than we have in prior years. Our ability to achieve significant revenue growth will depend, in large part, on our ability achieve widespread market acceptance for our products and successfully expand our business in the U.S., which we cannot guarantee will happen. We may never realize significant revenue from the sale of our products or be profitable.
We will require additional financing in the future which may not be available to us when required, or may be available only on unfavorable terms.
Our future liquidity and capital requirements will depend on numerous factors including: the timing and cost involved in manufacturing scale-up and in expanding our sales, marketing and distribution capabilities in the United States markets; the cost and effectiveness of our marketing and sales efforts with respect to our existing products in international markets; the effect of competing technologies and market and regulatory developments; and the cost involved in protecting our proprietary rights. Because we have yet to achieve profitability and generate positive cash flows, we will need to raise additional financing to support our operations and planned growth activities beyond fiscal 2008. Any equity financing could substantially dilute your equity interests in our company and any debt financing could impose significant financial and operational restrictions on us. There can be no guarantee that we will be successful, as we currently have no committed sources of, or other arrangements with respect to, additional equity or debt financing. We therefore cannot assure you that we will obtain additional financing on acceptable terms, or at all.
If we are not able to attract, retain and motivate our sales force and expand our distribution channels, our sales and revenues will suffer.
In the U.S., we have a sales organization consisting of direct sales and a nationwide network of independent sales representatives and a marketing organization to market our products directly and support our distributor organizations. We anticipate continuing to expand our sales and marketing organization, as needed to support our growth. We have and will continue to incur significant continued and additional expenses to support this organization. We may not be able to recruit, train, motivate or retain qualified sales and marketing personnel or independent sales representatives. Our ability to increase product sales in the U.S. will largely depend upon our ability to develop and maintain the sales organization. Outside of the United States and United Kingdom, we sell our products in foreign markets primarily through a network of independent distributors. Our ability to increase product sales in foreign markets will largely depend on our ability to develop and maintain relationships with our existing and additional distributors. We may not be able to retain distributors who are willing to commit the necessary resources to market and sell our products to the level of our expectations. Failure to expand our distribution channels or to recruit, retain and motivate qualified personnel could have a material adverse effect on our product sales and revenues.
We are primarily dependent on sales of one product and our business would suffer if sales of this product decline.
We are dependent on sales of our products that contain our Macroplastique bulking agent. Our Macroplastique product line accounted for 51% and 67%, respectively, of total net sales during fiscal 2007 and 2006. If our Macroplastique products were no longer available for sale in any key market because of regulatory, intellectual property or any other reason, our net sales from these products would significantly decline. A significant decline in our net sales could also negatively impact our product development activities and therefore our business prospects.

We are unable to predict how quickly or how broadly the market will accept our products. If demand for our products fails to develop as we expect, our revenues will decline or we may be unable to increase our revenues and be profitable.
Our failure to achieve sufficient market acceptance of our products in the U.S., particularly for the Urgent PC, will limit our ability to generate revenue and be profitable. Market acceptance of our products will depend on our ability to demonstrate the safety, clinical efficacy, perceived benefits and cost-effectiveness of our products compared to products or treatment options of our competitors, and to train physicians in the proper application of our products. We cannot assure you that we will be successful in educating the marketplace about the benefits of using our products. Even if customers accept our products, this acceptance may not translate into sales if our competitors have developed similar products that our customers prefer. Furthermore, if our products do not achieve increasing market acceptance in the U.S. and internationally, our revenues will decline or we may be unable to increase our revenues and be profitable.
Our products and facilities are subject to extensive regulation with which compliance is costly and which exposes us to penalties for non-compliance. We may not be able to obtain required regulatory approvals for our products in a cost-effective manner or at all, which could adversely affect our business and results of operations.
The production and marketing of our products and our ongoing research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. U.S. and foreign regulations applicable to medical devices are wide-ranging and govern, among other things, the testing, marketing and pre-market review of new medical devices, in addition to regulating manufacturing practices, reporting, advertising, exporting, labeling and record keeping procedures. We are required to obtain regulatory approval or clearance before we can market our products in the United States and certain foreign countries. The regulatory process requires significant time, effort and expenditures to bring our products to market, and we cannot assure that any of our products will be approved or continue to be approved for sale. Any failure to obtain or retain regulatory approvals or clearances could prevent us from successfully marketing our products, which could adversely affect our business and results of operations. Our failure to comply with applicable regulatory requirements could result in governmental agencies:
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
We also rely on unpatented proprietary technology. We cannot assure you that we can meaningfully protect all of our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent products or processes or otherwise gain access to our unpatented proprietary technology. We attempt to protect our trade secrets and other unpatented proprietary technology through the use of confidentiality and noncompetition agreements with our current key employees and with other parties to whom we have divulged trade secrets. However, these agreements may not be enforceable or may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event competitors discovery or independently develop similar proprietary information.
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
In order to commercialize our products in the United States and international markets, we need to be able to produce, or subcontract the production of, our products in a cost-effective way on a large scale to meet demand, while maintaining high standards for quality and reliability. If we fail to successfully commercialize our products, we will not be profitable.
We may experience manufacturing and control problems as we begin to scale-up our future manufacturing operations, and we may not be able to scale-up manufacturing in a timely manner or at a reasonable cost to enable production in sufficient quantities. If we experience any of these problems, we may not be able to have our products manufactured and delivered in a timely manner.
The I-Stop sling is designed and manufactured by CL Medical in France for our distribution in the United Kingdom. If CL Medical experiences problems with manufacturing or control, encounters regulatory or compliance problems, or incurs delays, we may not receive the I-Stop product in a timely manner. This would limit our ability to generate revenues.
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
If we are not able to maintain sufficient quality controls, regulatory approvals by the European Union, the FDA or other relevant authorities of our products could be delayed or denied and our sales and revenues will suffer.
Approval of our products could be delayed by the FDA, European Union or other related authorities if our manufacturing facilities do not comply with applicable manufacturing requirements. The FDA’s Quality System Regulations impose extensive testing, control, documentation and other quality assurance requirements. Canada and the European Union also impose requirements on quality systems of manufacturers, which are inspected and certified on a periodic basis and may be subject to additional unannounced inspections. Further, our suppliers are also subject to these regulatory requirements. Failure by any of our suppliers or us to comply with these requirements could prevent us from obtaining or retaining approval for and marketing of our products. We cannot assure you that our suppliers’ or our manufacturing facilities will comply with applicable regulatory requirements on a timely basis or at all.
Even with approval to market our products in the European Union, the United States and other countries, we must continue to comply with relevant manufacturing and distribution requirements. If violations of applicable requirements are noted during periodic inspections of our manufacturing facilities, we may not be able to continue to market our products and our revenues could be materially adversely affected.
If we are not able to acquire or license other products, our business and future growth prospects could suffer.
As part of our growth strategy, we intend to acquire or license additional products and product candidates for development and commercialization. The success of this strategy depends upon our ability to identify, select and acquire the right products.

Any product candidate we license or acquire may require additional development efforts prior to sale, including clinical testing and approval by the FDA and other regulatory bodies. Product candidates may fail to receive or experience a significant delay in receiving the necessary approvals. In addition, we cannot assure you that any approved products that we acquire or license will be manufactured economically, successfully commercialized or widely accepted in the marketplace. Other companies, including those with greater financial, marketing and sales resources, may compete with us for the acquisition or license of product candidates or approved products. We may not be able to acquire or license the right to other products on terms that we find acceptable, or at all.
Even if we complete future acquisitions, our business, financial condition and the results of operations could be negatively affected because:
•	we may be unable to integrate the acquired business successfully and realize anticipated economic, operational and other benefits in a timely manner; and

•	the acquisition may disrupt our ongoing business, distract our management and divert our resources.
The loss of our key customers could result in a material loss of revenues.
We had two customers, each accounting for approximately 10% of our net sales in fiscal 2007. During fiscal 2006, the same two customers accounted for approximately 14% and 11% of our net sales. As a result, we face the risk that one or more of our key customers may decrease business or terminate relationships with us. If we are unable to replace any decrease in business from these customers, it could result in a material decrease in our revenue. This could adversely affect our financial condition.
Negative publicity regarding the use of silicone material in medical devices could harm our business and result in a material decrease in revenues.
Macroplastique is comprised of medical grade, heat-vulcanized polydimethylsiloxane, which results in a solid, flexible silicone elastomer. In the early 1990’s, the United States breast implant industry became the subject of significant controversies surrounding the possible effects upon the human body of the use of semi-liquid silicone gel in breast implants, resulting in product liability litigation and leading to the bankruptcy of several companies, including our former parent, Bioplasty, Inc. We use only medical grade solid silicone material in our tissue bulking products and not semi-liquid silicone gel, as was used in breast implants. Negative publicity regarding the use of silicone materials in our products or in other medical devices could have a significant adverse affect on the overall acceptance of our products. We cannot assure you that the use of solid silicone in medical devices implanted in the human body by us and others will not result in negative publicity.
The risks inherent in operating internationally and the risks of selling and shipping our products and of purchasing our components and products internationally may adversely impact our net sales, results of operations and financial condition.
We still derive a substantial portion of our net sales from customers and operations in international markets. We expect non-United States sales to continue to represent a significant portion of our revenues until we achieve sufficient market acceptance from United States customers of the already FDA-approved products, and in particular the Urgent PC. The sale and shipping of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and exposes us to penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities.

In addition, many of the countries in which we sell our products are, to some degree, subject to political, economic and/or social instability. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions. These risks include:
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
The marketing of our products requires a significant amount of time and expense in order to identify the physicians who may use our products, invest in training and education and employ a sales force that is large enough to interact with the targeted physicians. We may not have adequate resources to market our products successfully against larger competitors who have more resources than we do. If we cannot market our products successfully, our business and results of operations would be adversely affected.
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
Our stock price may fluctuate and be volatile.
The market price of our common stock may be subject to significant fluctuation due to the following factors, among others:
•	variations in our quarterly financial results;

•	developments regarding regulatory clearances or approvals of our products;

•	market acceptance of our products;

•	the success of our efforts to acquire or license additional products;

•	announcements of new products or technologies by us or our competitors;

•	developments regarding our patents and proprietary rights or those of our competitors;

•	developments in U.S. or international reimbursement systems;

•	changes in accounting standards, policies, guidance or interpretations;

•	sales of substantial amounts of our stock by existing shareholders; and

•	general economic conditions.
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
We have a significant number of equity instruments outstanding subject to conversion to our common stock. As of March 31, 2007 we have 2,169,866 shares of our common stock subject to outstanding options (of which 1,666,282 are vested) and 2,166,478 shares of our common stock subject to outstanding warrants. Further, in April 2007, we issued 1,417,144 shares of our common stock to purchase from CystoMedix, Inc. certain intellectual property assets related to the Urgent PC. The shares issued to CystoMedix will become eligible for public resale beginning in April 2008.
We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.
Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement management attestation requirements relating to internal controls and all other aspects of Section 404 by our March 31, 2008 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC. This type of action could adversely affect our financial results or investors’ confidence in our company and our ability to access capital markets and could cause our stock price to decline. In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC. If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner. Further, if we acquire any company in the future, we may incur substantial additional costs to bring the acquired company’s systems into compliance with Section 404.
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
Item 2. Description of Property
In May 2006, we entered into an eight-year lease for an 18,259 square-foot facility in Minnetonka, Minnesota for our new corporate headquarters. We own 9,774 square feet of office and warehouse space in Geleen, The Netherlands, and lease 5,800 square feet of office, warehouse, laboratory and manufacturing space through June 2012 in Eindhoven, The Netherlands. We intend to terminate this lease in calendar 2007 and, pending FDA qualification, consolidate our manufacturing operations in our facility in Minnesota. If we do not receive timely FDA qualification of our facility in Minnesota, we will have to delay our plan to exit the Eindhoven facility.
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
Our common stock is listed on the American stock Exchange under the symbol “UPI.”
The following table sets forth the high and low closing prices for our common stock for our fiscal year ended March 31, 2007, as reported on the American Stock Exchange.

Fiscal Quarters	Low	High
First Quarter	$1.70	$2.60
Second Quarter	1.62	3.80
Third Quarter	2.05	3.40
Fourth Quarter	2.36	3.48
As of March 31, 2007, approximately 522 holders held our common stock of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.
Securities Authorized for Issuance Under Equity Compensation Plans. The following table provides particular information regarding our equity compensation plans as of March 31, 2007.

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in the First Column)
Equity Compensation Plans Approved by Security Holders	806,200	$3.12	839,000 (2)

Equity Compensation Plans Not Approved by Security Holders (1)	1,761,573	$3.81	0

Total	2,567,773	$3.59	839,000

(1)	The following is a brief description of the various equity compensation plans not approved by our stockholders.

Our 1995 Stock Option Plan provided for the grant only of non-qualified stock options to our employees, directors, non-employees and consultants, generally exercisable for five years from the date of grant. At March 31, 2007, we had outstanding 180,666 options (of which 173,999 are vested), at a weighted average exercise price of $2.77. We froze this plan in May 2006 and may not grant any new options from this plan.

We have also granted options from outside of our 1995 Stock Option Plan, generally to our executive officers, directors and employees for their services. At March 31, 2007 we had outstanding 1,183,000 such options (of which 965,500 are vested). These options, with a weighted average exercise price of $4.09, are exercisable over periods ranging from for 5 to 10 years from the date of grant.

In April 2003, we entered into a consulting agreement with C.C.R.I. Corporation for investor relations services and issued five-year warrants to purchase 100,000 of our shares. Half of these warrants are exercisable at $3.00 per share and the other half are exercisable at $5.00 per share.

In connection with our April 2005 private placement, August 2006 private placement and December 2006 follow-on public offering, we granted the placement agent, Craig-Hallum Capital Group, LLC, five-year warrants to purchase 107,357, 69,500 and 121,050 of our shares, respectively, at an exercise price of $4.75, $2.50 and $2.40 per share, respectively.

(2)	On May 3, 2006, our shareholders adopted our 2006 Stock and Incentive Plan. At that time, we froze our other option plans previously approved by our shareholders. As of March 31, 2007, 839,000 securities remain available for future issuance under our 2006 Stock and Incentive Plan.
Item 6. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
YOU SHOULD READ THIS DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH, AND WE QUALIFY OUR DISCUSSION IN ITS ENTIRETY BY, THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE WITHIN THIS ANNUAL REPORT, THE MATERIAL CONTAINED IN THE “RISK FACTORS” AND “DESCRIPTION OF BUSINESS” SECTIONS OF THIS ANNUAL REPORT, AND THE CAUTIONARY DISCLOSURE ABOUT FORWARD-LOOKING STATEMENTS AT THE FRONT OF PART I OF THIS ANNUAL REPORT.
Overview
We are a medical device company that develops, manufactures and markets innovative, products for the treatment of voiding dysfunctions. Our minimally invasive products treat urinary and fecal incontinence and overactive bladder symptoms. We believe that our company is uniquely positioned because we offer a broad and diverse set of products to address the various preferences of doctors and patients, as well as the quality of life issues presented by voiding dysfunctions. We currently offer three medical devices for the treatment of incontinence and overactive bladder symptoms.
Strategy
Our goal is to gain market share in the voiding dysfunction market by expanding our portfolio of minimally invasive products for the treatment of voiding dysfunctions, with a particular focus on products and applications for outpatient and office-based procedures. We believe that, with a suite of innovative products, we can increasingly garner the attention of key physicians, our independent sales representatives and distributors to enhance market acceptance of our products. The key elements of our strategy are to:
•	Focus on office-based solutions for physicians. We believe that our company is uniquely positioned to provide a broad product offering of office-based solutions for physicians. By expanding our U.S. presence, we intend to develop long-standing relationships with leading physicians treating incontinence and overactive bladder symptoms. These relationships will provide us with a source of new product ideas and a conduit through which to introduce new products. We also intend to develop marketing programs to assist physicians in marketing their practices and to provide innovative programs focused on helping physicians attract patients and develop referral networks. Building these relationships is an important part of our growth strategy, particularly for the development and introduction of new products.

•	Grow our U.S. sales and international distribution. We believe that in addition to international market, the U.S. is a significant opportunity for future sales of our products. In order to grow our U.S. business, we have expanded our sales organization, consisting of a direct field sales and independent sales representatives, and marketing organization and reimbursement department to market our products directly to our customers. We anticipate further increasing, as needed, our sales and marketing organization in the United States to support our sales growth. In addition, we intend to expand our European presence by creating new distribution partnerships.

•	Educate physicians and patients about the benefits of our Urgent PC neuromodulation system. We believe education of physicians and patients regarding the benefits of our Urgent PC is critical to the successful adoption of this product. To this end, we have initiated a clinical trial, which is a U.S. multi-center randomized prospective study comparing the Urgent PC device to the most commonly prescribed pharmaceutical treatment for OAB symptoms. We believe the results of this and other studies, if successful, will allow us to expand our marketing and sales efforts. These sales and marketing efforts may include physician training and education programs which will emphasize the clinical efficacy and ease of use of our Urgent PC product as well as patient-oriented marketing materials for physicians to use to inform patients of the availability and potential benefits of our Urgent PC product.

•	Provide patient-driven alternatives. Patients often weigh the quality of life benefits of electing to undergo a surgical procedure against the invasiveness of the procedure. We intend to continue to expand our marketing efforts to build patient awareness of these treatment alternatives and encourage patients to see physicians. We believe this will help physicians build their practices and simultaneously increase sales of our products.

•	Develop, license or acquire products. We believe that our broad and diverse product offering is an important competitive advantage because it allows us to address the various preferences of doctors and patients, as well as the quality of life issues presented by voiding dysfunctions. An important part of our growth strategy is to broaden our product line further to meet customer needs by developing new products internally, licensing or acquiring new products through acquisitions.
Our Products
Macroplastique Implants is a minimally invasive, implantable soft tissue bulking agent for the treatment of urinary incontinence. When Macroplastique is injected into tissue around the urethra, it stabilizes and “bulks” tissues close to the urethra, thereby providing the surrounding muscles with increased capability to control the release of urine. Macroplastique has been sold for urological indications in over 40 countries outside the United States since 1991. In October 2006, we received from the FDA pre-market approval for Macroplastique. We began marketing this product in the United States in early 2007. We cannot assure that we can market Macroplastique profitability in the U.S. Our other proprietary, implantable soft tissue bulking agents that we sell outside the United States include PTQ Implants for fecal incontinence, VOX Implants for vocal cord rehabilitation and Bioplastique Implants for dermal augmentation.
The Urgent PC neuromodulation system is a minimally invasive device designed for office-based treatment of overactive bladder symptoms of urinary urge incontinence, urinary urgency and urinary frequency. This product uses percutaneous tibial nerve stimulation to deliver an electrical pulse that travels to the sacral nerve plexus, a control center for bladder function. We received regulatory approvals for the sale of Urgent PC in the United States and Canada in October 2005 and in Europe in November 2005. Subsequently, we launched the product for sale in those markets. We launched our second generation Urgent PC product in 2006.
I-Stop is a minimally invasive biocompatible, polypropylene, tension-free sling for the treatment of female urinary incontinence. Our I-Stop sling can correct stress urinary incontinence by providing tension-free hammock-type support for the urethra to prevent its downward movement and the associated leakage of urine. We stopped selling this product in the U.S. in March 2007, but continue selling it in the United Kingdom.
Sales and Marketing
We are focusing our sales and marketing efforts primarily on office-based and outpatient surgery-based urologists, urogynecologists and gynecologists with significant patient volume. We believe the United States is a significant opportunity for future sales of our products. In order to grow our United States business, we recently established a sales organization, consisting of direct field sales and independent sales representatives, a marketing organization and reimbursement department to market our products directly to our customers. By expanding our United States presence, we intend to develop long-standing relationships with leading physicians treating incontinence and overactive bladder symptoms. Outside of the United States, we sell our products primarily through a direct sales organization in the United Kingdom and primarily through distributors in other markets.
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
Revenue Recognition. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe our revenue recognition policies comply with SAB 104. We recognize revenue upon shipment of product to our distributors and direct customers. We have no customer acceptance provisions or installation obligations. Our sales terms to our distributors and customers provide no right of return outside of our standard warranty, and payment terms consistent with industry standards apply. Sales terms and pricing to our distributors are governed by the respective distribution agreements. Our distributors purchase our products to meet the sales demand of their end-user customers as well as to fulfill their internal requirements associated with the sales process and, if applicable, contractual purchase requirements under the respective distribution agreements. Internal and other requirements include purchases of products for training, demonstration and evaluation purposes, clinical evaluations, product support, establishing inventories, and meeting minimum purchase commitments. As a result, the level of our net sales during any period is not necessarily indicative of our distributors’ sales to end-user customers during that period, which we estimate are not substantially different than our sales to those distributors in each of the last two years. Our distributors’ level of inventories of our products, their sales to end-user customers and their internal product requirements may impact our future revenue growth.
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
Impairment of Long-Lived Assets. Long-lived assets at March 31, 2007 consist of property, plant and equipment and intangible assets. We review our long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If we consider such assets impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.
Share-Based Compensation. FASB published Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). SFAS 123(R) requires that we recognize the compensation cost relating to share-based payment transactions, including grants of employee stock options, in our financial statements. We must measure that cost based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) is a replacement of Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25, and its related interpretive guidance.
This Statement requires us to measure the cost of employee services received in exchange for stock options based on the grant-date fair value of the award, and to recognize the cost over the period we require our employee to provide services for the award. We adopted SFAS 123(R) on April 1, 2006, under the modified prospective transition method. We calculated the pro forma compensation costs presented previously and in our prior filings using a Black-Scholes option pricing model.
In February 2006, our Board of Directors approved a plan to accelerate, effective February 2, 2006, the vesting of out-of-the-money, unvested stock options previously granted to our employees, officers and directors. We considered an option out-of-the-money if the stated exercise price exceeded $2.85, the then closing price of our common stock. We accelerated the vesting of these options to minimize the amount of compensation expense we must recognize upon adoption of SFAS 123(R). None of these options had intrinsic value at the acceleration date under APB 25. The acceleration of the vesting of these options reduced our pre-tax stock option expense by approximately $1.4 million, in the aggregate, calculated using the Black-Scholes option valuation model, that we would otherwise have recognized over three fiscal years upon adoption of SFAS 123(R).
Defined Benefit Pension Plans. We have a liability attributed to defined benefit pension plans we offered to certain former and current employees prior to April 2005. We pay premiums to an insurance company to fund annuities and are responsible for funding additional annuities based on continued service and future salary increases for these employees’ pension benefit. The liability is dependent upon numerous factors, assumptions and estimates, and the continued benefit costs we incur may be significantly affected by changes in key actuarial assumptions such as the discount rate, compensation rates, or retirement dates used to determine the projected benefit obligation.

Additionally, changes made to the provisions of the plans may impact current and future benefit costs. In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs on the income statement, but are recognized in future years over the remaining average service period of plan participants. See Note 5 to our consolidated financial statements for further discussion.
Income Taxes. We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences. As of March 31, 2007, we have generated approximately $18 million in U.S. net operating loss carryforwards that we cannot use to offset taxable income in foreign jurisdictions. We recognize a valuation allowance when we determine it is more likely than not that we will not realize a portion of the deferred tax asset. We have established a valuation allowance for U.S. and certain foreign deferred tax assets due to the uncertainty that we will generate enough income in those taxing jurisdictions to utilize the assets.
In addition, future utilization of NOL carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code. This section generally relates to a 50 percent change in ownership of a company over a three-year period. We believe that the issuance of our common stock in the December 2006 follow-on public offering resulted in an “ownership change” under Section 382. Accordingly, our ability to use NOL tax attributes generated prior to December 2006 may be limited.
Set forth below is management’s discussion and analysis of the financial condition and results of operations for the fiscal years ended March 31, 2007 and 2006. See Note 7 to our Consolidated Financial Statements for business segment information.
Results of Operations
Net Sales. In fiscal 2007, net sales were $8.3 million, representing a $2.2 million or 35% increase compared to net sales of $6.1 million for fiscal 2006. Excluding the impact of fluctuations in foreign currency exchange rates, net sales increased by approximately 29%. Sales to customers in all our major geographic areas recorded an increase. We attribute approximately 63% of the $2.2 million increase to the growth in sales to our customers in the U.S.
We attribute the increase in sales primarily to our U.S. sales organization, which we fully established during the quarter ended December 31, 2006, and the second generation Urgent PC product, which we introduced in September 2006 outside of the U.S., and October 2006 in the U.S. Also, growth in sales in the fourth quarter of fiscal 2007 of our Macroplastique product, which we attribute to our increased marketing focus, reversed the decline in sales in the earlier quarters to an overall increase in sales for fiscal 2007.
Sales to customers in the U.S. for fiscal 2007 increased to $1.5 million from $95,000 in fiscal 2006. We attribute this growth primarily to the Urgent PC product and the fully established sales organization. During fiscal 2007 we had minimal sales of our Macroplastique product in the U.S., which we launched in early 2007, and the I-Stop product, which we discontinued.
Gross Profit. Gross profit was $5.7 million and $4.3 million for the fiscal years ended March 31, 2007 and 2006, respectively, or 69% and 70% of net sales in the respective periods. In the third quarter of fiscal 2007, we incurred approximately $107,000 of charges related to rework, scrap and warranty for one of our new products. In the fourth quarter of fiscal 2007, we incurred $16,000 of restructuring charges (consisting of $221,000 of cash charges, related to severance payments, offset by $205,000 of non cash benefits, related to pension curtailment), $187,000 of inventory write-off charges relating to the discontinuance of the I-Stop product sales in the U.S., and an estimated $60,000 of benefits from increased manufacturing capacity utilization as we stepped up production to meet our product needs during our production transition from our Eindhoven, The Netherlands facility, which we plan to close, to our Minnesota facility. We expect to complete this manufacturing transition in late 2007, pending FDA qualification of our Minnesota facility, at which time we expect to incur an additional $150,000 to $200,000 of restructuring charges primarily related to exiting our leased Eindhoven facility.
General and Administrative Expenses. General and administrative (G&A) expenses increased from $3.0 million in fiscal 2006 to $3.2 million in fiscal 2007. During fiscal 2007 we incurred a $594,000 non-cash, SFAS 123(R) charge for share-based employee compensation. Excluding this charge, G&A expenses in fiscal 2007 declined by $394,000, in part due to a $250,000 decrease in personnel-related costs, offset by an increase in rent expense. In addition, in fiscal 2006 we incurred $170,000 of charges to install our new information system, offset by a $145,000 reversal of bad debt expense.
Research and Development Expenses. Research and development (R&D) expenses decreased from $3.3 million in fiscal 2006 to $2.3 million in fiscal 2007. During fiscal 2007, we incurred a $28,000 non-cash, SFAS 123(R) charge for share-based employee compensation. During fiscal 2007, our personnel-related and consulting costs declined by $360,000 and

$760,000, respectively. Offsetting these reductions was a $130,000 increase in clinical costs, primarily related to a trial comparing the efficacy of our Urgent PC product against a leading drug therapy for treatment of overactive bladder symptoms. Personnel-related costs declined because in fiscal 2007 we had fewer employees and in fiscal 2006 we incurred a $205,000 expense related to severance compensation for our former Vice President of R&D and Managing Director of our United Kingdom subsidiary. In fiscal 2006, we incurred consulting expense primarily for the development of our second generation Urgent PC product.
Selling and Marketing Expenses. Selling and marketing expenses increased from $3.4 million in fiscal 2006 to $5.2 million in fiscal 2007. During fiscal 2007, we incurred a $61,000 non-cash, SFAS 123(R) charge for share-based employee compensation. We attribute the increase to a $760,000 rise in compensation-related costs, a $430,000 increase in commissions for sales agents and independent sales representatives, primarily for our U.S. direct sales force and marketing organization, and a $330,000 increase in travel-related and other costs to support our expanding marketing activities.
Other Income (Expense). Other income (expense) includes interest income, interest expense, warrant expense or benefit, foreign currency exchange gains and losses and other non-operating costs when incurred. Our other income (expense) is subject to material fluctuations based on changes in currency exchange rates and fluctuations in our stock price, as that affects the fair value of certain, now exercised, warrants. Other income was $142,000 and $789,000 for fiscal 2007 and 2006, respectively.
In May 2002, we conducted a public rights offering. In the rights offering, we issued to those shareholders who exercised their rights three shares of our common stock and a warrant, exercisable through July 2004, to purchase an additional share of our common stock. We registered with the SEC the issuance of the shares, the warrants and the shares underlying the warrants. In July 2004, we suspended the right to exercise the warrants shortly before their scheduled expiration date because we announced a planned restatement of our fiscal 2004 financial statements. In November 2004, we became current with our SEC filings. In April 2005, we chose to issue like-kind replacement warrants to the holders of the expired warrants. The terms for the replacement warrants required that we issue shares covered by a registration statement and maintain the effectiveness of the registration (by making timely SEC filings) for the warrant holders to receive registered shares upon exercise of the warrants. In April 2005, we recognized a liability and equity charge of $1.4 million associated with the grant of these warrants, and subsequently recognized in other income (expense) the change in fair value of the warrants due to the change in the value of our common stock issuable upon exercise of these warrants. We determined the fair value of the warrants using the Black-Scholes option-pricing model. The period to exercise the warrants ended in March 2007, 90 days after the effective date of the registration statement we filed with SEC. We recognized a net warrant (expense) benefit of $(29,000) and $707,000 in fiscal 2007 and 2006, respectively.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between our foreign subsidiaries and us. We recognized foreign currency gain (loss) of $27,000 and $(31,000) in fiscal 2007 and 2006, respectively.
Income Tax Expense. Our Dutch subsidiary recorded income tax (expense) benefit of $(146,000) and $47,000 in fiscal 2007 and 2006, respectively. We cannot use the U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions. The maximum Dutch income tax rate was 29.6% and 31.5%, respectively, in fiscal 2007 and 2006, for taxable income in excess €22,689 (approximately $30,000). Effective January 1, 2007, the maximum tax rate is 25.5% for taxable income in excess of €60,000.
Non-GAAP Financial Measures. In addition to disclosing the financial results for fiscal 2007 and 2006 calculated in accordance with U.S. generally accepted accounting principles (GAAP), our discussion of the results of operations above contains non-GAAP financial measures that exclude from the income statement the effects of share-based employee compensation under the requirements of SFAS 123(R), restructuring charges and certain inventory write-off charges. The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the consolidated financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies. Therefore, our non-GAAP financial measures may not be comparable to those used by other companies. We have described the reconciliations of each of our non-GAAP financial measures above to the most directly comparable GAAP financial measures. Management uses our non-GAAP financial measures for internal managerial purposes, including as a means to compare period-to-period results on a consolidated basis and as a means to evaluate our results on a consolidated basis compared to those of other companies.
We disclose this information to the public to enable investors who wish to more easily assess our performance on the same basis applied by management and to ease comparison on both a GAAP and non-GAAP basis among peer companies.

Liquidity and Capital Resources
Cash Flows. As of March 31, 2007, our cash and cash equivalent and short-term investments balances totaled $6.8 million.
At March 31, 2007, we had working capital of approximately $7.2 million. In fiscal 2007, we used $3.5 million of cash for operating activities, compared to $4.6 million of cash used in fiscal 2006. We attribute our cash usage primarily to our $4.9 million incurred loss. Accounts receivables increased by $448,000 due to the increase in our sales. Other current assets, accounts payable and accrued expenses fluctuated due to the timing of payments and fluctuations in foreign currency exchange rates.
Fluctuations in foreign currency exchange rates, weak economic conditions in foreign markets where we sell and distribute our products, changes in regulatory environment and changes in third-party reimbursement polices can materially affect our financial condition and results of operations. The effects of these conditions can include reduced unit sales and reduced sales in dollars when converted from foreign currency amounts and material gains and losses on transactions denominated in foreign currencies.
Sources of Liquidity. In April 2005, we conducted a private placement in which we sold 2.1 million shares of our common stock at a price per share of $3.50, together with warrants to purchase 1.2 million of our common stock, for an aggregate purchase price of approximately $7.5 million. The stock sale proceeds are offset by costs of approximately $935,000, resulting in net proceeds of approximately $6.6 million. The warrants are exercisable for five years at an exercise price of $4.75 per share.
In August 2006, we conducted a private placement in which we sold 1.4 million shares of our common stock for $1.50 per share, together with warrants to purchase 695,000 shares of our common stock, for an aggregate purchase price of approximately $2.1 million. After offset for our estimated placement costs of $275,000, we received net proceeds of approximately $1.8 million. The warrants are exercisable for five years at an exercise price of $2.50 per share.
In December 2006, we conducted a follow-on public offering in which we sold approximately 2.4 shares of our common stock at a price per share of $2.00, for an aggregate purchase price of approximately $4.9 million. The stock sale proceeds are offset by offering costs of approximately $563,000, resulting in net proceeds of approximately $4.3 million.
In May 2006, we entered into a $100,000 3-year, term loan agreement with Venture Bank, at an interest rate of 8.25% per annum. We used these proceeds for capital expenditures relating to our relocation to our Minnetonka, Minnesota facility.
In March 2007, we received approximately $1.3 million in proceeds from exercise of 662,942 warrants to purchase our common shares.
In October 2006, we amended our business loan agreement with Venture Bank. The amended agreement provided for a credit line of up to $500,000 secured by our assets and was set to expire in April 2007 if not renewed. Under this agreement, we could borrow up to 50% of the value of the inventory on hand in the U.S. and 75% of the U.S. accounts receivable value. The bank charged interest on the loan at the rate of one percentage point over the prime rate (8.25% on March 31, 2007), subject to a minimum interest rate of 7% per annum. In addition, Uroplasty BV, our subsidiary, entered into an agreement with Rabobank of The Netherlands for a €500,000 (approximately $667,000) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (5.25% on March 31, 2007), subject to a minimum interest rate of 3.5% per annum. At March 31, 2007, we had no borrowings under any of our credit lines.
In May 2007, we amended our business loan agreement with Venture Bank. The agreement, expiring in May 2008, provides for a credit line of up to $1 million secured by our assets. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand in the U.S. and 80% of our eligible U.S. accounts receivable value. To borrow any amount, we must maintain consolidated net equity of at least equal to $3.5 million as well as maintain certain other financial covenants on a quarterly basis. The bank charges interest on the loan at a per annum rate of the greater of 7.5% or one percentage point over the prime rate.
Commitments and Contingencies. We believe that our current resources and funds generated from sale of our products, together with our credit facilities will be adequate to meet our cash flow needs, including regulatory activities associated with existing products, through the end of the next fiscal year (fiscal 2008). We will need to raise additional capital to continue funding for product development and continued expansion of our sales and marketing activities, and ultimately, we will need to achieve profitability and generate positive cash flows from operations to fund our operations and grow our business. As such, we will need to raise additional equity capital to meet our needs beyond fiscal 2008, but there can be no guarantee that we can do so on acceptable terms, or at all.

We expect to continue to incur significant costs for regulatory activities associated with the FDA-required, post-market studies in the United States for Macroplastique product, as well as other clinical studies. We also expect that during fiscal 2008, we will continue to incur significant expenses as we expand our U.S. selling and marketing organization. In addition, we expect general and administrative expenses in fiscal 2008 to increase as we increasingly prepare to implement the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.
In April 2005, we entered into an exclusive manufacturing and distribution agreement with CystoMedix for the Urgent PC product. Under this license agreement, we paid CystoMedix an aggregate of $475,000 (an initial payment of $225,000 and an additional payment of $250,000 in 12 equal monthly installments) and agreed to pay a 7% royalty on product sales to the extent the cumulative royalty amount exceeds $250,000. We capitalized the aggregate payment as licensed technology and were amortizing it over the term of the agreement. We did not owe any royalty payments in fiscal 2007. In April 2007, we acquired from CystoMedix certain intellectual property assets related to the Urgent PC product and terminated the April 2005 exclusive manufacturing and distribution agreement. In consideration, we issued CystoMedix 1,417,144 shares of common stock valued at approximately $4.7 million. The shares issued to CystoMedix will become eligible for public resale beginning in April 2008.
We have an exclusive distribution agreement with CL Medical through December 2010, allowing us to market and sell the I-Stop urethral sling in the United Kingdom. Under the agreement, we are required to purchase a minimum of $347,000 of units in calendar 2007, increasing to $500,000 of units in calendar 2010, for an aggregate commitment of approximately $2 million of units between 2007 and 2010, subject to periodic adjustment based on the value of the euro. In addition, we have commitments, generally for periods of less than two years, to purchase from various vendors finished goods and manufacturing components under issued purchase orders.
Under a royalty agreement for Macroplastique, Bioplastique, and PTQ Implants we pay royalties, in the aggregate, of three to five percent of net sales subject to a monthly minimum of $4,500. The royalties payable under this agreement will continue until the patent referenced in the agreement expires in 2010. Under a license agreement for the Macroplastique Implantation System, we pay a royalty of 10 British pounds for each unit sold during the life of the patent.
We have a defined benefit pension plan covering nine employees in The Netherlands. We pay premiums to an insurance company to fund annuities and are responsible for funding additional annuities based on continued service and future salary increases for these employees’ pension benefit. We closed this defined benefit plan for new employees in April 2005. As of that date, the Dutch subsidiary established a defined contribution plan that now covers new employees. We also closed our UK subsidiary’s defined benefit plan to further accrual for all employees in December 2004. In March 2005, the UK subsidiary established a defined contribution plan for new employees.
In January 2006, we entered into a long-term lease with Liberty Property Limited Partnership for an 18,258 square foot facility for our U.S. headquarters located at 5420 Feltl Road, Minnetonka, Minnesota. The lease effective date was May 1, 2006, has a term of 96 months, requires average annual minimum rent payments of approximately $140,000 and requires payments for operating expenses.
On May 31, 2006, we entered into a promissory note with Venture Bank with a principal amount of $100,000, interest rate of 8.25% per annum, and a maturity date of May 31, 2009. We used these funds for capital expenditures in connection with relocating to our Minnetonka, Minnesota facility.
Repayments of our contractual obligations as of March 31, 2007, consisting of royalties, purchase commitments, notes payable (inclusive of interest), and operating leases, are summarized below:

	Payments Due by Period
			Fiscal	Fiscal	Fiscal
			2009 and	2011 and	2013 and
	Total	Fiscal 2008	2010	2012	thereafter
Minimum royalty payments	$194,000	$54,000	$108,000	$32,000	$—
Minimum purchase agreement	2,532,000	965,000	1,067,000	500,000	—
Notes payable	621,000	103,000	160,000	103,000	255,000
Operating lease commitments	1,373,000	271,000	426,000	369,000	307,000

Total contractual obligations	$4,720,000	$1,393,000	$1,761,000	$1,004,000	$562,000

Recent Accounting Pronouncements
In March 2006, the FASB issued EITF Issue No. 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement,” or EITF Issue 06-3. EITF Issue 06-3 concluded that companies should disclose, as an accounting policy decision in their financial statements, the presentation of sales, use, value-added and certain excise taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis. In addition, for any such taxes reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which it presents an income statement if those amounts are significant. EITF Issue 06-3 is effective for periods beginning after December 15, 2006. We present sales on a net basis, and accordingly, adoption of EITF Issue 06-3 did not have a material effect on our consolidated financial statements.
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109, or FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires recognition of the tax effects from an uncertain tax position in the financial statements unless sustaining the position on audit is more likely than not, based on the technical merits of the position. The provisions of FIN 48 become effective for us beginning in fiscal 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on our consolidated financial statements.
In September 2006, the FASB issued Statement 157, Fair Value Measurements, or SFAS 157, which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles. SFAS 157 sets forth a standard definition of fair value as it applies to assets or liabilities, the principal market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.
In September 2006, the FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or SFAS 158. SFAS 158 amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions and SFAS 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. The amendments retain most of the existing measurement and disclosure guidance and will not change the amounts recognized in our consolidated statement of operations. SFAS 158 requires companies to recognize a net asset or liability, with an offset to equity for the amount by which the defined benefit postretirement obligation is over or under-funded. SFAS 158 requires prospective application, and the recognition and disclosure requirements became effective for our fiscal year end 2007 consolidated financial statements. We adopted SFAS 158 as further discussed in Note 5, Savings and Retirement Plans, to our Consolidated Financial Statements.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. Adoption of SAB 108,effective for our fiscal year ended March 31, 2007, did not have a material impact on our consolidated financial statements.
In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159. This statement allows all entities to choose, at specified election dates, to measure eligible items at fair value. Under this option, an entity will report in earnings unrealized gains and losses on items for which it has elected the fair value option. This statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the company has also elected to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We are currently evaluating the impact, if any, of adopting SFAS 159 on our consolidated financial statements.
Item 7. Financial Statements
The information contained in Exhibit 13 under the headings “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity and Comprehensive Loss,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “Report of Independent Registered Public Accounting Firm” is incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 8A. Controls and Procedures
Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures as defined in Rules 13(a)-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Internal Control Matters. We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2007, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 12. Certain Relationships and Related Transactions
The information contained under the heading “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

Item 13. Exhibits and Reports
(a) Exhibits incorporated by reference.

Number	Description

2.1	First Amended Joint Plan of Reorganization (Modified) dated January 31, 1994 (Incorporated by reference to Exhibit 8.2 to Registrant’s Registration Statement on Form 10SB)

3.1	Restated Articles of Incorporation of Uroplasty, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Registration Statement on Form 10SB)

3.2	Bylaws of Uroplasty, Inc. (Incorporated by reference to Exhibit 2.2 to Registrant’s Registration Statement on Form 10SB)

3.3	Amendment to Restated Articles of Incorporation of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.3 to Registrant’s Form 8-K dated October 24, 2006_

4.1	Form of Stock Certificate representing shares of our Common Stock (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 10SB)

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form SB-2, Registration No. 333-128313)

4.3	Form of Selling Agent’s Warrant (Incorporated by reference to Exhibit 4.3 to Registrant’s Form SB-2/A 1 filed November 27, 2006, Registration No. 333-138267)

10.1	Settlement Agreement and Release dated November 30, 1993 by and between Bioplasty, Inc., Bio-Manufacturing, Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A. Beisang III, MD and Robert A. Ersek, MD (Incorporated by reference to Exhibit 6.1 to Registrant’s Registration Statement on Form 10SB)

10.2	Purchase and Sale Agreement dated December 1, 1995 by and among Bio-Vascular, Inc., Bioplasty, Inc., and Uroplasty, Inc. (Incorporated by reference to Exhibit 6.2 to Registrant’s Registration Statement on Form 10SB)

10.3	License Agreement dated December 1, 1995 by and between Bio-Vascular, Inc. and Uroplasty, Inc. (Incorporated by reference to Exhibit 6.3 to Registrant’s Registration Statement on Form 10SB)

10.4	Unsecured $640,000 Promissory Note dated March 30, 1994 by and between Bioplasty, Inc., Uroplasty, Inc. and Bioplasty Product Claimants’ Trust (Incorporated by reference to Exhibit 6.5 to Registrant’s Registration Statement on Form 10SB)

10.5	Agreement and Satisfaction dated January 30, 1995 by and between Bioplasty Product Claimants’ Trust and Bioplasty, Inc. (Incorporated by reference to Exhibit 6.6 to Registrant’s Registration Statement on Form 10SB)

10.6	Asset Sale and Satisfaction of Debt Agreement dated June 23, 1995 by and between Bioplasty, Inc. and Uroplasty, Inc. (Incorporated by reference to Exhibit 6.7 to Registrant’s Registration Statement on Form 10SB)

10.7	Executory Contract Assumption Stipulation dated December 28, 1993 by and between Bioplasty, Inc., Uroplasty, Inc., and Collagen Corporation (Incorporated by reference to Exhibit 6.8 to Registrant’s Registration Statement on Form 10SB)

10.8	Settlement and License Agreement dated July 23, 1992 by and between Collagen Corporation, Bioplasty, Inc., and Uroplasty, Inc. (Incorporated by reference to Exhibit 6.9 to Registrant’s Registration Statement on Form 10SB)

10.9	Employment Agreement between Uroplasty, Inc. and Susan Holman dated December 7, 1999. (Incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-KSB for the year ended 03-31-2000.)

10.10	Employment Agreement between Uroplasty, Inc. and Larry Heinemann dated December 7, 1999. (Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-KSB for the year ended 03-31-2000.)

10.11	Agreement, dated October 14, 1998, by and between Uroplasty, Inc. and Samir M. Henalla (pertaining to Macroplastique Implantation System). (Incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-KSB/A for the year ended 03-31-2001)

10.12	Employment Agreement between Uroplasty, Inc. and Mr. Marc Herregraven dated November 15, 2002. (Incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-KSB for the year ended 03-31-2003)

10.13	Form of Securities Purchase Agreement dated as of April 21, 2005, by and among Uroplasty, Inc., and the investors identified on the signature pages thereto (Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K dated April 21, 2005)

10.14	Form of Warrant (Incorporated by reference to Exhibit 10.21 to Registrant’s Form 8-K dated April 21, 2005)

Number	Description

10.15	Form of Registration Rights Agreement dated as of April 21, 2005, by and among Uroplasty, Inc., and the investors named therein (Incorporated by reference to Exhibit 10.22 to Registrant’s From 8-K dated April 21, 2005)

10.16	Employment Agreement between Uroplasty, Inc. and Mahedi A. Jiwani dated November 14, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-QSB for the period ended September 30, 2005)

10.17	Lease Agreement between Uroplasty, Inc. and Liberty Property Limited Partnership dated January 20, 2006 (Incorporated by reference to Exhibit 10.25 to Registrant’s Form 8-K dated January 24, 2006)

10.18	Letter Agreement between Sam B. Humphries and Uroplasty, Inc., dated April 26, 2006 (Incorporated by reference to Exhibit 10.28 to Registrant’s Amendment No. 1 to Form SB-2 dated April 27, 2006)

10.19	Employment Agreement between Uroplasty, Inc. and David B. Kaysen dated May 17, 2006 (Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-KSB for the fiscal year ended March 31, 2006)

10.20	Form of Securities Purchase Agreement dated as of August 7, 2006, by and among Uroplasty, Inc., and the investors identified on the signature pages thereto (Incorporated by reference to Exhibit 10.32 to Registrant’s Form 8-K dated August 8, 2006)

10.21	Form of Registration Rights Agreement dated as of August 7, 2006, by and among Uroplasty, Inc., and the investors named therein (Incorporated by reference to Exhibit 10.34 to Registrant’s From 8-K dated August 8, 2006)

10.22	Form of Warrant dated August 7, 2006 (Incorporated by reference to Exhibit 10.33 to Registrant’s Form 8-K dated August 8, 2006)

10.23	Exclusive Distribution Agreement dated as of November 21, 2006 by and between Uroplasty, Inc. and SI.EM Sistemi Elettromedicali (Incorporated by reference to Exhibit 10.1 to Registrant’s Amendment No. 2 to Form SB-2 on Form S-3 Registration Statement filed December 5, 2006)

10.24	Form of Purchase Agreement, dated as of March 15, 2007, by and between Uroplasty, Inc. and CystoMedix, Inc. (Incorporated by reference to Exhibit 10.36 to Registrant’s Form 8-K filed March 20, 2007

10.25	Business Loan Agreement and related Promissory Note dated May 1, 2007 with Venture Bank (Incorporated by reference to Exhibit 10.37 to Registrant’s Form 8-K dated May 4, 2007)

14.1	Revised Code of Ethics titled Code of Business Conduct and Ethics for Directors, Officers and Employees (Incorporated by reference to Exhibit 14.1 to Registrant’s Form 8-K filed April 11, 2007)
(b) Exhibits filed herewith.

Number	Description

10.26	Form of Exclusive Distribution Agreement between Uroplasty, LTD and CL Medical SARL

13	Financial Statements

21.0	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm – McGladrey & Pullen, LLP

31	Certifications by the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications by the CEO and CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Dated: June 6, 2007	UROPLASTY, INC.

	By	/s/ David B. Kaysen
David B. Kaysen
President and Chief Executive Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title / Capacity	Date

/s/ David B. Kaysen David B. Kaysen	President, Chief Executive Officer and Director (Principal Executive Officer)	June 6, 2007

/s/ Mahedi A. Jiwani Mahedi A. Jiwani	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 6, 2007

/s/ R. Patrick Maxwell R. Patrick Maxwell	Chairman of the Board of Director	June 6, 2007

/s/ Thomas E. Jamison Thomas E. Jamison	Director	June 6, 2007

/s/ Lee A. Jones Lee A. Jones	Director	June 6, 2007

/s/ James P. Stauner James P. Stauner	Director	June 6, 2007

/s/ Sven A. Wehrwein Sven A. Wehrwein	Director	June 6, 2007