Form 10QSB
period 2007-06-30
UROPLASTY INC
filed 2007-08-13
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly Report Under section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007
Commission File No. 000-20989
UROPLASTY, INC.
(Name of Small Business Issuer in its Charter)

Minnesota, U.S.A.	41-1719250
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	(Identification No.)
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
          YES ☐            NO ☑
The number of shares outstanding of the issuer’s only class of common stock on July 31, 2007 was 13,264,640.
Transitional Small Business Disclosure Format:
          YES ☐           NO ☑

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007
	(unaudited)	March 31, 2007
Assets

Current assets:
Cash and cash equivalents	$3,204,684	$3,763,702
Short-term investments	2,400,000	3,000,000
Accounts receivable, net	1,775,607	1,240,141
Income tax receivable	34,099	113,304
Inventories	821,577	823,601
Other	354,814	272,035

Total current assets	8,590,781	9,212,783

Property, plant, and equipment, net	1,459,165	1,431,749

Intangible assets, net	4,845,177	308,093

Deferred tax assets	94,234	93,819

Total assets	$14,989,357	$11,046,444

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007
	(unaudited)	March 31, 2007
Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities – long-term debt	$161,696	$78,431
Deferred rent – current	35,000	35,000
Accounts payable	449,635	544,507
Accrued liabilities	882,940	1,347,670

Total current liabilities	1,529,271	2,005,608

Long-term debt – less current maturities	411,935	427,382
Deferred rent – less current portion	206,030	214,381
Accrued pension liability	458,937	596,026

Total liabilities	2,606,173	3,243,397

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 13,262,140 and 11,614,330 shares issued and outstanding at June 30 and March 31, 2007, respectively	132,621	116,143
Additional paid-in capital	29,382,285	23,996,818
Accumulated deficit	(16,851,625)	(16,010,990)
Accumulated other comprehensive loss	(280,097)	(298,924)

Total shareholders’ equity	12,383,184	7,803,047

Total liabilities and shareholders’ equity	$14,989,357	$11,046,444

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Net sales	$2,948,674	$1,764,210
Cost of goods sold	594,212	555,516

Gross profit	2,354,462	1,208,694

Operating expenses
General and administrative	808,374	857,572
Research and development	506,125	674,954
Selling and marketing	1,632,789	1,232,587
Amortization of intangibles	216,521	26,537

	3,163,809	2,791,650

Operating loss	(809,347)	(1,582,956)

Other income (expense)
Interest income	76,383	19,507
Interest expense	(11,365)	(5,982)
Warrant benefit	—	327,732
Foreign currency exchange gain (loss)	(2,029)	26,411
Other, net	1,879	4,800

	64,868	372,468

Loss before income taxes	(744,479)	(1,210,488)

Income tax expense	96,156	30,751

Net loss	$(840,635)	$(1,241,239)

Basic and diluted loss per common share	$(0.06)	$(0.18)

Weighted average common shares outstanding:
Basic and diluted	12,981,466	6,952,167
See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Three months ended June 30, 2007
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2007	11,614,330	$116,143	$23,996,818	$(16,010,990)	$(298,924)	$7,803,047

Issuance of common stock in connection with the purchase of intellectual property	1,417,144	14,171	4,644,690	—	—	4,658,861

Proceeds from exercise of warrants	50,000	500	149,500	—	—	150,000

Proceeds from exercise of stock options	180,666	1,807	424,191	—	—	425,998

Share-Based Consulting and Compensation	—	—	167,086	—	—	167,086

Comprehensive Loss	—	—	—	(840,635)	18,827	(821,808)

Balance at June 30, 2007	13,262,140	$132,621	$29,382,285	$(16,851,625)	($280,097)	$12,383,184

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(840,635)	$(1,241,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	274,189	72,462
Gain on disposal of equipment	(2,771)	(4,800)
Warrant benefit	—	(327,732)
Stock-based consulting expense	14,067	11,007
Stock-based compensation expense	153,019	299,595
Deferred income taxes	572	(21,495)
Deferred rent	(8,750)	(5,833)
Changes in operating assets and liabilities:
Accounts receivable	(524,327)	(178,338)
Inventories	10,651	76,937
Other current assets and income tax receivable	(926)	59,400
Accounts payable	(97,291)	35,354
Accrued liabilities	(472,737)	(207,646)
Accrued pension liability, net	(145,556)	27,025

Net cash used in operating activities	(1,640,495)	(1,405,303)

Cash flows from investing activities:
Proceeds from sale of short-term investments	600,000	1,137,647
Purchases of property, plant and equipment	(89,287)	(91,825)
Proceeds from sale of equipment	9,952	4,800
Payments for intangible assets	(89,725)	—

Net cash provided by investing activities	430,940	1,050,622

Cash flows from financing activities:
Proceeds from long-term obligations	178,374	210,999
Repayment of long-term obligations	(115,067)	(36,374)
Proceeds from issuance of common stock, warrants and option exercise	575,998	12,798

Net cash provided by financing activities	639,305	187,423

Effect of exchange rates on cash and cash equivalents	11,232	(1,869)

Net increase in cash and cash equivalents	559,018	(169,127)

Cash and cash equivalents at beginning of period	3,763,702	1,563,433

Cash and cash equivalents at end of period	$3,204,684	$1,394,306

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$9,099	$7,081
Cash paid during the period for income taxes	15,573	23,121

Supplemental disclosure of non-cash financing and investing activities:
Employee retirement savings plan contribution issued in common shares	—	$44,408
Property, plant and equipment additions funded by lessor allowance and classified as deferred rent	—	280,000
Purchase of intellectual property funded by issuance of stock	$4,658,861	—
See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
We have prepared our condensed consolidated financial statements included in this Form 10-QSB, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. The consolidated results of operations for any interim period are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-KSB for the year ended March 31, 2007.
The condensed consolidated financial statements presented herein as of June 30, 2007 and for the three-month periods ended June 30, 2007 and 2006 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation and income taxes, each of which is more fully described in our Annual Report on Form 10-KSB for the year ended March 31, 2007. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three month period ended June 30, 2007, and we have made no changes to these policies during fiscal 2008.
2. Nature of Business, Sales of Common Stock and Corporate Liquidity
We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions. We offer minimally invasive products to treat urinary and fecal incontinence and overactive bladder symptoms. In addition, we market soft tissue bulking material for additional indications, including the treatment of vocal cord rehabilitation, fecal incontinence and soft tissue facial augmentation. We sell our products in and outside of the United States. In fiscal 2007, we expanded our sales, marketing and reimbursement organizations in the U.S. to market the products directly to the customers.
In October 2006, we received from the FDA pre-market approval for Macroplastique®, a minimally invasive, implantable soft tissue bulking agent for the treatment of urinary incontinence, sold in over 40 countries outside the United States since 1991. We began marketing this product in the United States in early 2007.
The majority of our revenue is from products sold outside of the United States. We have established a sales force in the United States to commercialize these products and anticipate increasing our sales and marketing organization. We expect our sales in the U.S. to grow faster than the overall sales growth in the next few years.
Our future liquidity and capital requirements will depend on numerous factors including: acceptance of our products, and the timing and cost involved in manufacturing scale-up and in expanding our sales, marketing and distribution capabilities, in the United States markets; the cost and effectiveness of our marketing and sales efforts with respect to our existing products in international markets; the effect of competing technologies and market and regulatory developments; and the cost involved in protecting our proprietary rights. Because we have yet to achieve profitability and generate positive cash flows, we will need to raise additional debt or equity financing to continue funding for product development, to continue expansion of our sales and marketing activities and for planned growth activities beyond fiscal 2008. There can be no guarantee that we will be successful, as we currently have no committed sources of, or other arrangements with respect to, additional equity or debt financing, aside from the recently established credit lines. We therefore cannot ensure that we will obtain additional financing on acceptable terms, or at all. Ultimately, we will need to achieve profitability and generate positive cash flow from operations to fund our operations and grow our business.

In May 2007, we amended our business loan agreement with Venture Bank. The agreement, expiring in May 2008, provides for a credit line of up to $1 million secured by our assets. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventories on hand in the U.S. and 80% of our eligible U.S. accounts receivable value. To borrow any amount, we must maintain consolidated net equity of at least equal to $3.5 million as well as maintain certain other financial covenants on a quarterly basis. The bank charges interest on the loan at a per annum rate of the greater of 7.5% or one percentage point over the prime rate (8.25% on June 30, 2007). In addition, Uroplasty BV, our subsidiary, entered into an agreement with Rabobank of The Netherlands for a €500,000 (approximately $667,000) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (5.25% on June 30, 2007), subject to a minimum interest rate of 3.5% per annum. At June 30, 2007, we had no borrowings outstanding under any of our credit lines.
3. Short-term Investments
At June 30, 2007, short-term investments consisted of certificates of deposit of which $1,200,000 will mature in the second quarter of fiscal 2008 and $1,200,000 will mature in the third quarter of fiscal 2008.
4. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	June 30, 2007	March 31, 2007
Raw materials	$239,026	$254,988
Work-in-process	26,249	20,773
Finished goods	556,302	547,840

	$821,577	$823,601

5. Intangible Assets
Intangible assets are comprised of patents, trademarks and licensed technology which are amortized on a straight-line basis over their estimated useful lives or contractual terms, whichever is less. In April 2007, we acquired from CystoMedix, Inc. certain intellectual property assets related to the Urgent PC® neuromodulation system, which was previously licensed to us. In consideration, we issued CystoMedix 1,417,144 shares of our common stock. We have capitalized $4.7 million of the acquisition costs as patents and inventions.
The following is a summary of intangible assets at June 30, 2007 and March 31, 2007:

		June 30, 2007
	Estimated	Gross
	Useful Lives	Carrying	Accumulated
	(Years)	Amount	Amortization	Net value
Licensed technology	5	$26,290	$26,290	$—
Patents and inventions	6	5,461,486	616,309	4,845,177

Totals		$5,487,776	$642,599	$4,845,177

		March 31, 2007

Licensed technology	5	$26,290	$26,290	$—
Patents and inventions	6	712,900	404,807	308,093

Totals		$739,190	$431,097	$308,093

Estimated annual amortization for these assets for the fiscal years ended March 31 is as follows:

Remainder of fiscal 2008	$634,505
2009	845,903
2010	843,619
2011 +	2,521,150

$4,845,177

6. Deferred Rent
We entered into an 8-year operating lease agreement, effective May 2006, for our corporate facility. As part of the agreement, the landlord provided an incentive of $280,000 for leasehold improvements. This incentive was recorded as deferred rent and is being amortized as reduction in lease expense over the lease term in accordance to SFAS 13, “Accounting for Leases” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” The leasehold improvements are amortized and charged to expense over the shorter of asset life or the lease term.
7. Comprehensive Loss
Comprehensive loss consists of net loss, translation adjustments and additional pension liability as follows:

	Three Months Ended
	June 30,
	2007	2006
Net loss	$(840,635)	$(1,241,239)
Items of other comprehensive income (loss):
Translation adjustment	22,127	96,589
Pension related	(3,300)	(11,403)

Comprehensive loss	$(821,808)	$(1,156,053)

8. Net Loss per Common Share
The following options and warrants outstanding at June 30, 2007 and 2006, to purchase shares of common stock, were excluded from diluted loss per common share because of their anti-dilutive effect:

	Number of	Range of Exercise
	Options/Warrants	Prices
For the three months ended:
June 30, 2007	4,131,178	$1.10 to $5.30
June 30, 2006	4,038,460	$0.90 to $10.50
9. Warrants
As of June 30, 2007, we had issued and outstanding warrants to purchase an aggregate of 2,166,478 common shares, at a weighted average exercise price of $3.81.
In connection with our equity offerings of April 2005 private placement, August 2006 private placement and December 2006 follow-on public offering, we issued five-year warrants to purchase 1,180,928, 764,500 and 121,050 common shares, respectively, at exercise prices of $4.75, $2.50 and $2.40 per share, respectively.

As part of a consulting agreement, we have outstanding five-year warrants, issued in November 2003 to CCRI Corporation, to purchase 50,000 shares of common stock at a per share price of $5.00.
Proceeds from the exercise of warrants were $150,000 for the three months ended June 30, 2007.
10. Share-based Compensation
As of December 31, 2006, we had one active plan (2006 Stock and Incentive Plan) for share-based compensation awards. Under the plan, if we have a change in control, all outstanding awards, including those subject to vesting or other performance targets, fully vest immediately. We have reserved 1,200,000 shares of our common stock for stock-based awards under this plan, and as of June 30, 2007, we had granted awards for 401,000 options. We generally grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.
We account for share-based compensation costs under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment–Revised 2004.” We incurred a total of approximately $153,000 and $300,000 in compensation expense for the three months ended June 30, 2007 and 2006, respectively.
Proceeds from the exercise of stock options were $426,000 for the three months ended June 30, 2007.
We determined the fair value of our option awards using the Black-Scholes option pricing model. We used the following weighted-average assumptions to value the options granted during the three months ended June 30, 2007:

	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006

Expected life in years	4.35	8.97
Risk-free interest rate	4.67%	5.06%
Expected volatility	108.28%	100.26%
Expected dividend yield	0	0
Weighted-average fair value	3.34	2.18
The expected life selected for options granted during the quarter represents the period of time that we expect our options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Expected volatilities are based upon historical volatility of our stock. We estimate the forfeiture rate for stock awards of up to 10.9% in 2008 based on the historical employee turnover rates. The expected life of the options is based on the historical life of previously granted options, which are generally held to maturity.
As of June 30, 2007, we had approximately $639,000 of unrecognized compensation cost related to share-based payments that we expect to recognize over a weighted-average period of 1.64 years.
The following table summarizes the activity related to our stock options during the three months ended June 30, 2007:

			Weighted Avg.
			Remaining
		Weighted	Contractual	Aggregate
		Avg. Exercise	Life	Intrinsic
	Number of Shares	Price	(Years)	Value
Options outstanding at beginning of period	2,169,866	$3.62	4.93
Options granted	35,000	4.40	4.87
Options exercised	(180,666)	2.36	—
Options surrendered	(9,500)	2.49	—

Options outstanding at end of period	2,014,700	$3.75	5.05	$1,969,850

Exercisable at end of period	1,638,199	$4.01	4.86	$1,347,916

11. Savings and Retirement Plans
We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We made no discretionary contributions in association with these plans in the United States for the quarter ended June 30, 2007. For the quarter ended June 30, 2006, we made a contribution of $44,408 in the form of our fully vested common stock.
Our international subsidiaries have defined benefit retirement plans for eligible employees. These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans. We froze the UK subsidiary’s defined benefit plan on December 31, 2004 and established a defined contribution plan on March 10, 2005. Effective April 1, 2005, we closed The Netherlands subsidiary’s defined benefit retirement plan for new participants and established a defined contribution plan for new employees.
The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
	2007	2006
Gross service cost	$21,258	$50,542
Interest cost	22,485	30,413
Expected return on assets	(16,578)	(17,444)
Amortization	1,590	10,431

Net periodic retirement cost	$28,755	$73,942

Major assumptions used in the above calculations include:

	Three Months Ended
	June 30,
	2007	2006
Discount rate	4.90-5.30%	4.25-5.50%
Expected return on assets	4.90-5.00%	4.00-5.00%
Expected rate of increase in future compensation:
General	3%	3%
Individual	0%-3%	0%-3%
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
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and we do not deem them to be long-term balances. For the three months ended June 30, 2007 and 2006, we recognized foreign currency gain (loss) of $(2,029) and $26,411, respectively.

13. Income Tax Expense
During the three months ended June 30, 2007 and 2006, our Dutch subsidiaries recorded income tax expense of $95,856 and $30,751, respectively. During the three months ended June 30, 2007 and 2006, our U.S. organization recorded income tax expense of $300 and $0, respectively. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions. Effective January 1, 2007, the maximum Dutch income tax rate is 25.5% for taxable income in excess of €60,000.
Effective April 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” which prescribes a recognition threshold and a measurement attribute for financial statement recognition of tax positions taken or expected to be taken in a tax return. It is management’s responsibility to determine whether it is “more-likely –than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. At the adoption date of April 1, 2007, we had no unrecognized tax benefits which needed to be adjusted for. As of June 30, 2007, we reviewed all income tax positions taken or expected to be taken for all open tax years and determined that our income tax positions are appropriately stated and supported for all open years and that the adoption of FIN 48 did not have a material effect on the our financial statements for the three months ended June 30, 2007.
We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At the adoption date of April 1, 2007, we recognized no interest or penalties related to uncertain tax positions. As of June 30, 2007, we recorded no accrued interest or penalties related to uncertain tax positions.
The fiscal tax years 2004 through 2007 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions to which we are subject. In addition, we are subject to examination by certain foreign taxing authorities for which the fiscal years 2005 through 2007 remain open for examination.
We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next 12 months.
14. Business Segment and Geographic Information
We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions. We offer minimally invasive products to treat urinary incontinence and overactive bladder symptoms, as well as products to treat fecal incontinence. We market our soft tissue bulking material for additional indications, including the treatment of vocal cord rehabilitation and soft tissue facial augmentation. In addition, we distribute specialized wound care products in The Netherlands and United Kingdom. We sell our products in and outside of the United States. We recently expanded our sales, marketing and reimbursement organizations in the U.S.
Based upon the above, we operate in only one reportable segment consisting of medical products, primarily for the voiding dysfunctions’ market served by urologists, urogynecologists, gynecologists and colorectal surgeons.
Information regarding operations in different geographies for the three months ended June 30, 2007 and 2006 is as follows:

	United	The	United
	States	Netherlands	Kingdom	Eliminations *	Consolidated
Fiscal 2008

Sales, three months ended June 30, 2007	$1,350,794	$1,736,778	$515,653	$(654,551)	$2,948,674

Income tax expense, three months ended June 30, 2007	300	95,856	—	—	96,156

Net income (loss), three months ended June 30, 2007	(1,197,344)	290,366	(62,735)	129,078	(840,635)

Long-lived assets At June 30, 2007	5,562,951	734,575	6,816	—	6,304,342

	United	The	United
	States	Netherlands	Kingdom	Eliminations *	Consolidated
Fiscal 2007
Sales, three months ended June 30, 2006	$298,300	$1,163,129	$529,437	$(226,656)	$1,764,210

Income tax expense, three months ended June 30, 2006	—	30,751	—	—	30,751

Net income (loss), three months ended June 30, 2006	(1,347,945)	107,927	(57,675)	56,454	(1,241,239)

Long-lived assets At June 30, 2006	1,079,198	747,365	4,282	—	1,830,845

*	The information in the column entitled “Eliminations” represents intercompany transactions.
15. Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 but do not believe the adoption will have a significant impact on our financial position and results of operations.
On February 15, 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS No. 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. If we adopt this standard, it does not expect to have a material effect on our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
We recommend that you read this Report on Form 10-QSB in conjunction with our Annual Report on Form 10-KSB for the year ended March 31, 2007.
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
Strategy
Our goal is to gain market share in the voiding dysfunction market by expanding our portfolio of minimally invasive products for the treatment of voiding dysfunctions, with a particular focus on products and applications for outpatient and office-based procedures. We believe that, with a suite of innovative products, we can increasingly garner the attention of key physicians, our independent sales representatives and distributors to enhance market acceptance of our products. The key elements of our strategy are to:
•	Focus on office-based solutions for physicians. We believe that our company is uniquely positioned to provide a broad product offering of office-based solutions for physicians. By continuing to expand our U.S. presence, we intend to develop long-standing relationships with leading physicians treating incontinence and overactive bladder symptoms. These relationships will provide us with a source of new product ideas and a conduit through which to introduce new products. We also intend to develop marketing programs to assist physicians in marketing their practices and to provide innovative programs focused on helping physicians attract patients and develop referral networks. Building these relationships is an important part of our growth strategy, particularly for the development and introduction of new products.

•	Grow our U.S. sales and international distribution. We believe that in addition to international markets, the U.S. is a significant opportunity for future sales of our products. In order to grow our U.S. business, we have expanded our sales organization (consisting of direct field personnel and independent sales representatives) and marketing organization, and reimbursement department to market our products directly to our customers. We anticipate further increasing, as needed, our sales and marketing organization in the United States to support our sales growth. In addition, we intend to expand our European presence by creating new distribution partnerships.

•	Educate physicians and patients about the benefits of our Urgent PC neuromodulation system. We believe education of physicians and patients regarding the benefits of our Urgent PC is critical to the successful adoption of this product. To this end, we have initiated a clinical trial, which is a U.S. multi-center randomized prospective study comparing the Urgent PC device to the most commonly prescribed pharmaceutical treatment for OAB symptoms. We believe the results of this and other studies, if successful, will allow us to expand our marketing and sales efforts. These sales and marketing efforts may include physician training and education programs which will emphasize the clinical efficacy and ease of use of our Urgent PC product as well as patient-oriented marketing materials for physicians to use to inform patients of the availability and potential benefits of our Urgent PC product.

•	Provide patient-driven alternatives. Patients often weigh the quality of life benefits of electing to undergo a surgical procedure against the invasiveness of the procedure. We intend to continue to expand our marketing efforts to build patient awareness of these treatment alternatives and encourage patients to see physicians. We believe this will help physicians build their practices and simultaneously increase sales of our products.

•	Develop, license or acquire products. We believe that our broad and diverse product offering is an important competitive advantage because it allows us to address the various preferences of doctors and patients, as well as the quality of life issues presented by voiding dysfunctions. An important part of our growth strategy is to broaden our product line further to meet customer needs by developing new products internally, licensing or acquiring new products through acquisitions.
Our Products
Macroplastique Implants is a minimally invasive, implantable soft tissue bulking agent for the treatment of urinary incontinence. When Macroplastique is injected into tissue around the urethra, it stabilizes and “bulks” tissues close to the urethra, thereby providing the surrounding muscles with increased capability to control the release of urine. Macroplastique has been sold for urological indications in over 40 countries outside the United States since 1991. In October 2006, we received from the FDA pre-market approval for Macroplastique. We began marketing this product in the United States in early calendar 2007. We cannot assure that we can market Macroplastique profitability in the U.S. Our other proprietary, implantable soft tissue bulking agents that we sell outside the United States include PTQ Implants for fecal incontinence, VOX Implants for vocal cord rehabilitation and Bioplastique Implants for dermal augmentation.
The Urgent PC neuromodulation system is a minimally invasive device designed for office-based treatment of overactive bladder symptoms of urinary urge incontinence, urinary urgency and urinary frequency. This product uses percutaneous tibial nerve stimulation to deliver an electrical pulse that travels to the sacral nerve plexus, a control center for bladder function. We received regulatory approvals for the sale of Urgent PC in the United States and Canada in October 2005 and in Europe in November 2005. Subsequently, we launched the product for sale in those markets. We launched our second generation Urgent PC product in calendar 2006.
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
Sales and Marketing
We are focusing our sales and marketing efforts primarily on office-based and outpatient surgery-based urologists, urogynecologists and gynecologists with significant patient volume. We believe the United States is a significant opportunity for future sales of our products. In order to grow our United States business, we recently established a sales organization (consisting of direct field sales personnel and independent sales representatives), a marketing organization and a reimbursement department to market our products directly to our customers. By continuing to expand our United States presence, we intend to develop long-standing relationships with leading physicians treating incontinence and overactive bladder symptoms. Outside of the United States, we sell our products primarily through a direct sales organization in the United Kingdom and primarily through distributors in other markets.

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
Revenue Recognition. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe our revenue recognition policies comply with SAB 104. We recognize revenue upon shipment of product to our distributors and direct customers. We have no customer acceptance provisions or installation obligations. Our sales terms to our distributors and customers provide no right of return outside of our standard warranty, and payment terms consistent with industry standards apply. Sales terms and pricing to our distributors are governed by the respective distribution agreements. Our distributors purchase our products to meet the sales demand of their end-user customers as well as to fulfill their internal requirements associated with the sales process and, if applicable, contractual purchase requirements under the respective distribution agreements. Internal and other requirements include purchases of products for training, demonstration and evaluation purposes, clinical evaluations, product support, establishing inventories, and meeting minimum purchase commitments. As a result, the level of our net sales during any period is not necessarily indicative of our distributors’ sales to end-user customers during that period, which we estimate are not substantially different than our sales to those distributors in each of the three-month periods ended June 30, 2007 and 2006. Our distributors’ level of inventories of our products, their sales to end-user customers and their internal product requirements may impact our future revenue growth.
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
Foreign Currency Translation/Transactions. We translate the financial statements of our foreign subsidiaries in accordance with the provisions of SFAS No. 52 “Foreign Currency Translation.” Under this Statement, we translate all assets and liabilities using period-end exchange rates, and we translate statements of operations items using average exchange rates for the period. We record the resulting translation adjustment within accumulated other comprehensive loss, a separate component of shareholders’ equity. We recognize foreign currency transaction gains and losses in the statement of operations, including unrealized gains and losses on short-term intercompany obligations using period-end exchange rates, resulting in an increase in the volatility of our consolidated statements of operations. We recognize unrealized gains and losses on long-term intercompany obligations within accumulated other comprehensive loss, a separate component of shareholders’ equity.
Impairment of Long-Lived Assets. Long-lived assets at June 30, 2007 consist of property, plant and equipment and intangible assets. We review our long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If we consider such assets impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value, less costs to sell.
Share-Based Compensation. FASB published Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). SFAS 123(R) requires that we recognize the compensation cost relating to share-based payment transactions, including grants of employee stock options, in our financial statements. We measure that cost based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

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
Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three months ended June 30, 2007 and 2006. See Note 14 to our condensed consolidated financial statements for business segment information.
Results of Operations
Three months ended June 30, 2007 compared to three months ended June 30, 2006
Net Sales: During the three months ended June 30, 2007, net sales were $2.9 million, representing a $1.2 million or a 67% increase compared to net sales of $1.8 million for the three months ended June 30, 2006. Excluding the impact of fluctuations in foreign currency exchange rates, sales increased by approximately 62%. We attribute approximately three-fourths of the $1.2 million increase to the growth in sales to our customers in the U.S.
We attribute the increase in sales primarily to our U.S. sales organization, and the continued growth in sales of our Urgent PC product. Also, in the first quarter of fiscal 2008, sales outside of the U.S. of our Macroplastique product increased, which we attribute to our increased marketing focus.
Sales to customers in the U.S. for the first quarter of fiscal 2008 increased to $1.0 million from $103,000 in the first quarter of fiscal 2007. Sales for the three months ended June 30, 2007, represent a sequential, quarter-to-quarter increase from $705,000 in the previous quarter. We attribute this growth primarily to the Urgent PC product and the fully established sales organization. During the first quarter of fiscal 2008, we had minimal sales of our Macroplastique product in the U.S., which we launched in early 2007, and the I-Stop product, which we discontinued.
Gross Profit: Gross profit was $2.4 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively, or 80% and 69% of net sales in the respective periods. We attribute the lower gross profit percentage in the first quarter of fiscal 2007 primarily to lower manufacturing capacity utilization due to decline in Macroplastique sales, duplicate manufacturing facilities in the U.S. pending completion of our relocation to our new corporate headquarters, higher costs for our new facility, write-off of our first generation UPC products and an increase in personnel-related costs. We attribute the higher gross profit percentage in the first quarter of fiscal 2008 primarily to a favorable impact of approximately 3 percentage point due to increased manufacturing capacity utilization as a result of increased sales, savings of approximately $90,000 due to the closing of our Eindhoven, The Netherlands manufacturing facility, and an increase in average selling price for our UPC product group. We expect the gross profit percentage to be in the range of 73% to 78%, excluding any unusual charges, in the remaining quarters of the current fiscal year, though change in the product mix we sell can shift the overall gross margin.
General and Administrative Expenses (G&A): G&A expenses decreased from $858,000 during the three months ended June 30, 2006 to $808,000 during the same period in 2007. Included in the first quarter of fiscal 2007 is a $266,000 non-cash, SFAS 123(R) charge for share-based employee compensation, compared with a charge of $93,000 in the first quarter of fiscal 2008. Excluding share based compensation charges, G&A expenses increased by $123,000, primarily because of an increase in personnel-related costs and professional fees, offset by a reduction in rent expense for our leased facilities in the United Kingdom and the U.S.
Research and Development Expenses (R&D): R&D expenses decreased from $675,000 during the three months ended June 30, 2006 to $506,000 during the same period in 2007. We attribute the decrease primarily to reduced consulting expense of $110,000. During the three months ended June 30, 2006, we incurred consulting expense associated with introducing our second generation Urgent PC product and regulatory expenses related to the relocation of our facility in Minnesota.
Selling and Marketing Expenses (S&M): S&M expenses increased from $1.2 million during the three months ended June 30, 2006 to $1.6 million during the same period in 2007. We attribute the increase to a $100,000 increase in compensation-related costs, primarily as a result of increased salaries and bonuses, and a $230,000 increase in commissions for sales agents and independent sales representatives.
Amortization of Intangibles: Amortization of intangibles increased from $27,000 during the three months ended June 30, 2006 to $217,000 during the same period in 2007. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC neuromodulation system for $4.7 million. We are amortizing the intellectual property assets acquired over six years starting in April 2007.
Other Income (Expense): Other income (expense) includes interest income, interest expense, warrant benefit, foreign currency exchange gains and losses and other non-operating costs when incurred. Other income was $65,000 and $372,000 for the three months ended June 30, 2007 and 2006, respectively, with $328,000 of the change resulting from no warrant benefit in the three months ended June 30, 2007
In May 2002, we conducted a public rights offering. In the rights offering, we issued to those shareholders who exercised their rights three shares of our common stock and a warrant, exercisable through July 2004, to purchase an additional share of our common stock. We registered with the SEC the issuance of the shares, the warrants and the shares underlying the warrants. In July 2004, we suspended the right to exercise the warrants shortly before their scheduled expiration date because we announced a planned restatement of our fiscal 2004 financial statements. In November 2004, we became current with our SEC filings. In April 2005, we chose to issue like-kind replacement warrants to the holders of the expired warrants. The terms for the replacement warrants required that we issue shares covered by a registration statement and maintain the effectiveness of the registration (by making timely SEC filings) for the warrant holders to receive registered shares upon exercise of the warrants. In April 2005, we recognized a liability and equity charge of $1.4 million associated with the grant of these warrants, and subsequently recognized in other income (expense) the change in fair value of the warrants due to the change in the value of our common stock issuable upon exercise of these warrants. We determined the fair value of the warrants using the Black-Scholes option-pricing model. The period to exercise the warrants ended in March 2007. We recognized a net warrant benefit of $328,000 in the first quarter of fiscal 2007.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency gains (losses) of $(2,000) and $26,000 for the three months ended June 30, 2007 and 2006, respectively.
Income Tax Expense: During the three months ended June 30, 2007 and 2006, our Dutch subsidiaries recorded income tax expense of $95,856 and $30,751, respectively. During the three months ended June 30, 2007 and 2006, our U.S. organization recorded income tax expense of $300 and $0, respectively. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions. Effective January 1, 2007, the maximum Dutch income tax rate is 25.5% for taxable income in excess of €60,000.
Non-GAAP Financial Measures. In addition to disclosing the financial results for the three months ended June 30, 2007 and 2006, calculated in accordance with U.S. generally accepted accounting principles (GAAP), our discussion of the results of operations above contains non-GAAP financial measures that exclude the effects of share-based employee compensation under the requirements of FAS 123(R). The non-GAAP financial measures used by management and disclosed by us exclude the income statement effects of share-based employee compensation under the requirements of FAS 123(R). The non-GAAP financial measures disclosed by us should not be considered a substitute for, or superior to, financial measures calculated in accordance with GAAP, and the consolidated financial results calculated in accordance with GAAP and reconciliations to those financial statements should be carefully evaluated. We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies. Therefore, our non-GAAP financial measures may not be comparable to those used by other companies. We have described the reconciliations of each of our non-GAAP financial measures above to the most directly comparable GAAP financial measures.
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
Liquidity and Capital Resources
Cash Flows.
As of June 30, 2007, our cash and cash equivalents balances totaled $3.2 million and our short-term investments totaled $2.4 million.
At June 30, 2007, we had working capital of approximately $7.1 million. For the three months ended June 30, 2007, we used $1.6 million of cash in operating activities, compared to $1.4 million of cash used in the same period a year ago. We attribute the increase in the use of cash for operating activities primarily to the increase in receivables due to our sales growth and to other investments in working capital.
Sources of Liquidity.
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
In December 2006, we conducted a follow-on public offering in which we sold 2,430,000 shares of our common stock at a price per share of $2.00, resulting in net proceeds of approximately $4.3 million.
In May 2007, we amended our business loan agreement with Venture Bank. The agreement, expiring in May 2008, provides for a credit line of up to $1 million secured by our assets. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand in the U.S. and 80% of our eligible U.S. accounts receivable value. To borrow any amount, we must maintain consolidated net equity of at least equal to $3.5 million as well as maintain certain other financial covenants on a quarterly basis. The bank charges interest on the loan at a per annum rate of the greater of 7.5% or one percentage point over the prime rate (8.25% on June 30, 2007). In addition, Uroplasty BV, our subsidiary, entered into an agreement with Rabobank of The Netherlands for a €500,000 (approximately $667,000) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (5.25% on June 30, 2007), subject to a minimum interest rate of 3.5% per annum. At June 30, 2007, we had no borrowings outstanding under any of our credit lines.
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

For the balance of fiscal 2008, we expect to incur additional research and development expenses, including those in connection with clinical trials for the Urgent PC and FDA-required post-approval studies to obtain market feedback on safety and effectiveness of Macroplastique. We also expect that during the balance of fiscal 2008, we will continue to incur significant expenses as we fund our selling and marketing organization in the U.S. to market our products.
We have an exclusive distribution agreement effective May 2005 (a one-year agreement with automatic renewal for up to two years) with CL Medical, allowing us to market and sell the I-Stop urethral sling in the United Kingdom. Under the agreement, we are required to purchase a minimum of $350,000 of units in the first 12-month period following January 1, 2007, increasing to $674,000 of units in the fourth year of the agreement, for an aggregate commitment of approximately $2 million of units over the remaining agreement period, subject to periodic adjustment based on the value of the euro.
Under a royalty agreement we pay royalties, in the aggregate, of three to five percent of net sales of Macroplastique, Bioplastique, and PTQ Implants subject to a monthly minimum of $4,500. The royalties payable under this agreement will continue until the patent referenced in the agreement expires in 2010. Under a license agreement for the Macroplastique Implantation System, we pay a royalty of 10 British pounds for each unit sold during the life of the patent.
We have a pension plan covering eight employees in The Netherlands, reported as a defined benefit plan. We pay premiums to an insurance company to fund annuities for these employees. However, we are responsible for funding additional annuities based on continued service and future salary increases. We closed this defined benefit plan for new employees in April 2005. As of that date, the Dutch subsidiary established a defined contribution plan that now covers new employees. We also closed our UK subsidiary’s defined benefit plan to further accrual for all employees effective December 31, 2004, and, effective March 2005, established a defined contribution plan that now covers new employees.
In January 2006, we entered into a long-term lease with Liberty Property Limited Partnership for an 18,258 square foot facility for our U.S. headquarters located at 5420 Feltl Road, Minnetonka, Minnesota. The lease effective date was May 1, 2006, has a term of 96 months, requires average annual minimum rent payments of approximately $140,000 and requires payments for operating expenses we estimated at approximately $82,000 over 12 months.
Repayments of our contractual obligations as of June 30, 2007, consisting of royalties, notes payable (inclusive of interest), and operating leases, are summarized below:

	Payments Due by Period
		Remainder	Fiscal	Fiscal	Fiscal
		of Fiscal	2009 and	2011 and	2013 and
	Total	2008	2010	2012	thereafter
Minimum royalty payments	$180,000	$40,500	$108,000	$31,500	$—
Minimum purchase agreement	2,329,911	732,013	1,092,575	505,323	—
Notes payable, including interest	600,403	77,420	161,230	103,606	258,147
Operating lease commitments	1,308,241	203,492	427,332	370,108	307,309

Total contractual obligations	$4,418,555	$1,053,425	$1,789,137	$1,010,537	$565,456

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

Internal Control Matters. We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have been no changes in our internal control over financial reporting during the three months ended June 30, 2007, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Except as indicated below, none of the items contained in PART II of Form 10-QSB are applicable to us for the three months ended June 30, 2007.
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

UROPLASTY, INC.

Date: August 13, 2007	By:	/s/ DAVID B. KAYSEN
David B. Kaysen President and Chief Executive Officer

Date: August 13, 2007	By:	/s/ MAHEDI A. JIWANI
Mahedi A. Jiwani Chief Financial Officer