Form 10QSB
period 2007-09-30
UROPLASTY INC
filed 2007-10-31
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly Report Under section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007
Commission File No. 000-20989
UROPLASTY, INC.
(Name of Small Business Issuer in its Charter)

Minnesota, U.S.A. (State or other jurisdiction of incorporation or organization)	41-1719250 (I.R.S. Employer Identification No.)
5420 Feltl Road
Minnetonka, Minnesota, 55343
(Address of principal executive offices)
(912) 426-6140
(Issuer’s telephone number, including area code)
     Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value (Title of class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: YES ☐ NO ☑
The number of shares outstanding of the issuer’s only class of common stock on October 25, 2007 was 13,450,140.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	March 31, 2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,309,747	$3,763,702
Short-term investments	2,400,000	3,000,000
Accounts receivable, net	1,796,574	1,240,141
Income tax receivable	19,356	113,304
Inventories	883,619	823,601
Other	310,272	272,035

Total current assets	8,719,568	9,212,783

Property, plant, and equipment, net	1,510,722	1,431,749

Intangible assets, net	4,633,676	308,093

Deferred tax assets	97,838	93,819

Total assets	$14,961,804	$11,046,444

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	March 31, 2007
	(unaudited)
Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities – long-term debt	$115,847	$78,431
Deferred rent – current	35,000	35,000
Accounts payable	744,433	544,507
Accrued liabilities	1,294,330	1,347,670

Total current liabilities	2,189,610	2,005,608

Long-term debt – less current maturities	413,064	427,382
Deferred rent – less current portion	197,680	214,381
Accrued pension liability	318,564	596,026

Total liabilities	3,118,918	3,243,397

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 13,450,140 and 11,614,330 shares issued and outstanding at September 30 and March 31, 2007, respectively	134,501	116,143
Additional paid-in capital	30,076,261	23,996,818
Accumulated deficit	(18,236,317)	(16,010,990)
Accumulated other comprehensive loss	(131,559)	(298,924)

Total shareholders’ equity	11,842,886	7,803,047

Total liabilities and shareholders’ equity	$14,961,804	$11,046,444

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$3,039,543	$1,760,771	$5,988,217	$3,524,980
Cost of goods sold	669,041	452,857	1,263,253	1,008,372

Gross profit	2,370,502	1,307,914	4,724,964	2,516,608

Operating expenses
General and administrative	1,147,432	800,715	1,955,806	1,658,287
Research and development	426,997	658,409	933,122	1,333,363
Selling and marketing	1,974,583	1,303,696	3,607,372	2,536,283
Amortization of intangibles	206,482	26,575	423,003	53,112

	3,755,494	2,789,395	6,919,303	5,581,045

Operating loss	(1,384,992)	(1,481,481)	(2,194,339)	(3,064,437)

Other income (expense)
Interest income	65,239	18,308	141,622	37,815
Interest expense	(9,279)	(10,483)	(20,644)	(16,465)
Warrant expense	—	(700,412)	—	(372,680)
Foreign currency exchange gain (loss)	(13,877)	3,553	(15,906)	29,964
Other, net	—	(1,216)	1,880	3,585

	42,083	(690,250)	106,952	(317,781)

Loss before income taxes	(1,342,909)	(2,171,731)	(2,087,387)	(3,382,218)

Income tax expense (benefit)	41,783	(12,841)	137,940	17,911

Net loss	$(1,384,692)	$(2,158,890)	$(2,225,327)	$(3,400,129)

Basic and diluted loss per common share	$(0.10)	$(0.28)	$(0.17)	$(0.46)

Weighted average common shares outstanding:
Basic and diluted	13,342,284	7,784,118	13,162,862	7,376,900
See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Six months ended September 30, 2007
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance (deficit) at March 31, 2007	11,614,330	$116,143	$23,996,818	$(16,010,990)	$(298,924)	$7,803,047

Issuance of common stock in connection with the purchase of intellectual property	1,417,144	14,171	4,644,690	—	—	4,658,861

Registration costs private placement	—	—	(17,000)	—	—	(17,000)

Proceeds from exercise of warrants	50,000	500	149,500	—	—	150,000

Proceeds from exercise of stock options	368,666	3,687	631,611	—	—	635,298

Share-Based Consulting and Compensation	—	—	670,642	—	—	670,642

Comprehensive Loss	—	—	—	(2,225,327)	167,365	(2,057,962)

Balance(deficit) at September 30, 2007	13,450,140	$134,501	$30,076,261	$(18,236,317)	$(131,559)	$11,842,886

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended September 30, 2007 and 2006
(Unaudited)

	Six Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,225,327)	$(3,400,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	529,766	147,989
Gain on disposal of equipment	(2,771)	(3,584)
Warrant expense	—	372,680
Stock-based consulting expense	26,005	29,524
Stock-based compensation expense	644,637	447,652
Deferred income taxes	2,474	(42,976)
Deferred rent	(17,500)	(13,917)
Changes in operating assets and liabilities:
Accounts receivable	(498,578)	(368,428)
Inventories	(16,176)	(221,587)
Other current assets and income tax receivable	64,660	121,808
Accounts payable	190,508	216,037
Accrued liabilities	(80,460)	(86,062)
Accrued pension liability, net	(305,435)	142,780

Net cash used in operating activities	(1,688,197)	(2,658,213)

Cash flows from investing activities:
Proceeds from sale of short-term investments	1,800,000	1,137,647
Purchase of short-term investments	(1,200,000)	—
Purchases of property, plant and equipment	(135,984)	(126,740)
Proceeds from sale of equipment	4,417	4,294
Payments for intangible assets	(89,725)	—

Net cash provided by investing activities	378,708	1,015,201

Cash flows from financing activities:
Proceeds from financing obligations	178,374	210,999
Repayment of debt obligations	(184,458)	(104,656)
Net proceeds from issuance of common stock, warrants and option exercise	768,298	1,967,023

Net cash provided by financing activities	762,214	2,073,366

Effect of exchange rates on cash and cash equivalents	93,320	(10,484)

Net increase (decrease) in cash and cash equivalents	(453,955)	419,870

Cash and cash equivalents at beginning of period	3,763,702	1,563,433

Cash and cash equivalents at end of period	$3,309,747	$1,983,303

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,024	$14,615
Cash paid during the period for income taxes	38,923	58,335
Supplemental disclosure of non-cash financing and investing activities:
Employee retirement savings plan contribution issued in common shares	$—	$44,385
Property, plant and equipment additions funded by lessor allowance and classified as deferred rent	—	280,000
Purchase of intellectual property funded by issuance of stock	$4,658,861	—
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
The condensed consolidated financial statements presented herein as of September 30, 2007 and for the three and six-month periods ended September 30, 2007 and 2006 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is more fully described in our Annual Report on Form 10-KSB for the year ended March 31, 2007. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three and six-month periods ended September 30, 2007, and we have made no changes to these policies during fiscal 2008.
2. Nature of Business, Sales of Common Stock and Corporate Liquidity
Overview
We are a medical device company that develops, manufactures and markets innovative proprietary products for the treatment of voiding dysfunctions. Our primary focus is the commercialization of our Urgent® PC system, which we believe is the only FDA-approved non-surgical neurostimulation therapy for the treatment of overactive bladder symptoms (OAB). We also offer Macroplastique® Implants, a bulking agent for the treatment of urinary incontinence. We believe that physicians prefer our products because they offer an effective therapy for the patient, can be administered in office-based settings and, with reimbursement in place, provide the physicians a new profitable recurring revenue stream. We believe that patients prefer our products because they are non-surgical treatment alternatives that do not have the side effects associated with pharmaceutical treatment options.
Strategy
Our goal is to become the leading provider of non-surgical neurostimulation solutions for patients who suffer from OAB symptoms. We also plan to market other innovative products to physicians focused on office-based procedures for the treatment of urinary incontinence. We believe that, with our Urgent PC and Macroplastique products, we will increasingly garner the attention of key physicians, independent sales representatives and distributors to grow revenue. The key elements of our strategy are to:
•	educate physicians about the benefits of our Urgent PC neurostimulation system;

•	build patient awareness of office-based solutions;

•	focus on office-based solutions for physicians;

•	increase market coverage in the United States and internationally; and

•	develop, license or acquire new products.

Our Products
The Urgent PC neurostimulation system is a minimally invasive device designed for office-based treatment of overactive bladder symptoms of urge incontinence, urinary urgency and urinary frequency. The treatment can be administered by qualified office-based staff under the supervision of a physician. The system uses percutaneous tibial nerve stimulation to deliver an electrical pulse that travels to the sacral nerve plexus, a control center for bladder function. We have received regulatory approvals for sale of the Urgent PC system in the United States, Canada and Europe. We launched sales of our second generation Urgent PC system in late 2006.
Macroplastique is a minimally invasive, implantable soft tissue bulking product for the treatment of urinary incontinence. When Macroplastique is injected into tissue around the urethra, it stabilizes and “bulks” tissues close to the urethra, thereby providing the surrounding muscles with increased capability to control the release of urine. Macroplastique has been sold for urological indications in over 40 countries outside the United States since 1991. In October 2006, we received from the FDA pre-market approval for the use of Macroplastique to treat female stress incontinence. We began marketing this product in the United States in early 2007.
Sales and Marketing
We are focusing our sales and marketing efforts primarily on office-based and outpatient surgery-based urologists, urogynecologists and gynecologists with significant patient volume. We believe the United States is a significant opportunity for future sales of our products. In order to grow our United States business, we have expanded our sales organization, consisting of direct field sales and independent sales representatives, marketing organization and reimbursement department to market our products directly to our customers. By expanding our United Sates presence, we intend to develop long-standing relationships with leading physicians treating overactive bladder symptoms and incontinence.
Sales of Common Stock and Corporate Liquidity
Our future liquidity and capital requirements will depend on numerous factors including: acceptance of our products, and the timing and cost involved in manufacturing scale-up and in expanding our sales, marketing and distribution capabilities, in the United States markets; the cost and effectiveness of our marketing and sales efforts with respect to our existing products in international markets; the effect of competing technologies and market and regulatory developments; and the cost involved in protecting our proprietary rights. Because we have yet to achieve profitability and generate positive cash flows, we will need to raise additional debt or equity financing to meet our liquidity needs for beyond fiscal 2008 for product development, continued expansion of our sales and marketing activities and for working capital.
In October 2007 we retained Craig-Hallum Capital Group and Noble International Investments, Inc. to act as underwriters in connection with our proposed public offering of $10.0 million (exclusive of over-allotment option) of our common stock (see Note 16 to these Condensed Consolidated Financial Statements). There can be no guarantee that we will be successful, as we currently have no committed sources of, or other arrangements with respect to, additional equity or debt financing. We therefore cannot ensure that we will obtain additional financing on acceptable terms, or at all. Ultimately, we will need to achieve profitability and generate positive cash flow from operations to fund our operations and grow our business.
3. Short-term Investments
At September 30, 2007, short-term investments consisted of $2,400,000 of certificates of deposit maturing in the third quarter of fiscal 2008.
4. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value) and consist of the following:

	September 30, 2007	March 31, 2007
Raw materials	$311,033	$254,988
Work-in-process	24,414	20,773
Finished goods	548,172	547,840

	$883,619	$823,601

5. Intangible Assets
Intangible assets are comprised of patents, trademarks and licensed technology which are amortized on a straight-line basis over their estimated useful lives or contractual terms, whichever is less. In April 2007, we acquired from CystoMedix, Inc. certain intellectual property assets related to the Urgent PC system, which was previously licensed to us.  In consideration, we issued CystoMedix 1,417,144 shares of our common stock. We have capitalized $4.7 million of the acquisition costs as patents and inventions.
The following is a summary of intangible assets at September 30, 2007 and March 31, 2007:

		September 30, 2007
	Estimated	Gross
	Useful Lives	Carrying	Accumulated
	(Years)	Amount	Amortization	Net value
Licensed technology	5	$26,290	$26,290	$—
Patents and inventions	6	5,461,486	827,810	4,633,676

Totals		$5,487,776	$854,100	$4,633,676

		March 31, 2007
Licensed technology	5	$26,290	$26,290	$—
Patents and inventions	6	712,900	404,807	308,093

Totals		$739,190	$431,097	$308,093

Estimated annual amortization for these assets for the fiscal years ended March 31 is as follows:

Remainder of fiscal 2008	$423,003
2009	845,903
2010	843,619
2011	840,651
2012	840,250
Thereafter	840,250
$4,633,676

6. Deferred Rent and Leasehold Improvements
We entered into an 8-year operating lease agreement, effective May 2006, for our corporate facility. As part of the agreement, the landlord provided an incentive of $280,000 for leasehold improvements. We recorded this incentive as deferred rent and are amortizing it as a reduction in lease expense over the lease term in accordance to SFAS 13, “Accounting for Leases” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” We are amortizing the leasehold improvements over the shorter of the asset life or the lease term.

7. Comprehensive Loss
Comprehensive loss consists of net loss, translation adjustments and additional pension liability as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(1,384,692)	$(2,158,890)	$(2,225,327)	$(3,400,129)
Items of other comprehensive income (loss):
Translation adjustment	156,903	(18,492)	179,030	78,097
Pension related	(8,365)	(416)	(11,665)	(11,819)

Comprehensive loss	$(1,236,154)	$(2,177,798)	$(2,057,962)	$(3,333,851)

8. Net Loss per Common Share
The following options and warrants outstanding at September 30, 2007 and 2006, to purchase shares of common stock, were excluded from diluted loss per common share because of their anti-dilutive effect:

	Number of	Range of Exercise
	Options/Warrants	Prices
For the six months ended:
September 30, 2007	4,119,578	$1.82 to $5.30
September 30, 2006	4,967,380	$0.90 to $5.30
9. Warrants
As of September 30, 2007, we had issued and outstanding warrants to purchase an aggregate of 2,166,478 common shares, at a weighted average exercise price of $3.81.
In connection with our private equity offerings in April 2005 and August 2006 and our December 2006 follow-on public offering, we issued five-year warrants to purchase 1,180,928, 764,500 and 121,050 common shares, respectively, at exercise prices of $4.75, $2.50 and $2.40 per share, respectively.
As part of a consulting agreement, we have outstanding five-year warrants, issued in November 2003 to CCRI Corporation, to purchase 50,000 shares of common stock at a per share price of $5.00.
Proceeds from the exercise of warrants were $150,000 for the six months ended September 30, 2007.
10. Share-based Compensation
As of December 31, 2006, we had one active plan (2006 Stock and Incentive Plan) for share-based compensation grants. Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately. Under this plan, we had reserved 1,200,000 shares of our common stock for stock-based grants, and as of September 30, 2007, we had remaining 559,500 shares available for grant. We generally grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.
We account for share-based compensation costs under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment–Revised 2004.” We incurred a total of approximately $645,000 and $448,000 in compensation expense for the six months ended September 30, 2007 and 2006, respectively.
Proceeds from the exercise of stock options were $635,000 for the six months ended September 30, 2007.

We determined the fair value of our option awards using the Black-Scholes option pricing model. We used the following weighted-average assumptions to value the options granted during the six months ended September 30:

	Six Months Ended	Six Months Ended
	September 30, 2007	September 30, 2006
Expected life in years	4.03	7.88
Risk-free interest rate	4.61%	4.98%
Expected volatility	91.47%	100.26%
Expected dividend yield	0	0
Weighted-average fair value	2.85	1.96
The expected life selected for options granted during the quarter represents the period of time that we expect our options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Expected volatilities are based upon historical volatility of our stock. We estimate a forfeiture rate for stock awards of up to 10.9% in 2008 based on the historical employee turnover rates. The expected life of the options is based on the historical life of previously granted options, which are generally held to maturity.
As of September 30, 2007, we had approximately $816,000 of unrecognized compensation cost related to share-based payments that we expect to recognize over a weighted-average period of 1.56 years.
The following table summarizes the activity related to our stock options during the six months ended September 30, 2007:

			Weighted Avg.
		Weighted	Remaining	Aggregate
	Number of	Avg. Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Options outstanding at beginning of period	2,169,866	$3.62	4.93
Options granted	282,500	4.24	4.28
Options exercised	(368,666)	1.72	—
Options surrendered	(80,600)	4.68	—

Options outstanding at end of period	2,003,100	$4.00	5.36	1,394,825

Exercisable at end of period	1,556,597	4.26	5.29	873,907

11. Savings and Retirement Plans
We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees.  We made no discretionary contributions in association with these plans in the United States for the three- and six-month periods ended September 30, 2007. For the six months ended September 30, 2006, we made a contribution of $44,408 in the form of our fully vested common stock.
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

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three and six-months ended September 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross service cost	$21,670	$51,303	$42,927	$101,845
Interest cost	22,910	30,941	45,395	61,354
Expected return on assets	(16,891)	(17,764)	(33,469)	(35,208)
Amortization	1,619	10,604	3,209	21,035

Net periodic retirement cost	$29,308	$75,084	$58,062	$149,026

Major assumptions used in the above calculations include:

	Six
	Months Ended
	September 30,
	2007	2006
Discount rate	4.90-5.30%	4.25-5.50%
Expected return on assets	4.90-5.00%	4.00-5.00%
Expected rate of increase in future compensation:	3%	3%
General	0%-3%	0%-3%
Individual
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
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and we do not deem them to be long-term balances. For the three months ended September 30, 2007 and 2006, we recognized foreign currency gain (loss) of $(13,877) and $3,553, respectively. For the six months ended September 30, 2007 and 2006, we recognized foreign currency gain (loss) of $(15,906) and $29,964, respectively.
13. Income Tax Expense
During the three months ended September 30, 2007 and 2006, our Dutch subsidiaries recorded income tax expense (benefit) of $41,783 and $(12,841), respectively. During the six months ended September 30, 2007 and 2006, our Dutch subsidiaries recorded income tax expense of $137,640 and $17,911, respectively. During the three and six months ended September 30, 2007 and 2006, our U.S. organization recorded income tax expense of $300 and $0, respectively. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions. Effective January 1, 2007, the maximum Dutch income tax rate is 25.5% for taxable income in excess of €60,000.
Effective April 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109,” which prescribes a recognition threshold and a measurement attribute for financial statement recognition of tax positions taken or expected to be taken in a tax return. It is management’s responsibility to determine whether it is “more-likely –than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. At adoption on April 1, 2007, we had no unrecognized tax benefits which needed adjustment. We reviewed all income tax positions taken or that we expect to be taken for all open tax years and determined that our income tax positions are appropriately stated and supported for all open years and that the adoption of FIN 48 did not have a material effect on our consolidated financial statements.
We would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At the adoption date of April 1, 2007, we recognized no interest or penalties related to uncertain tax positions. As of September 30, 2007, we recorded no accrued interest or penalties related to uncertain tax positions.
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
14. Business Segment and Geographic Information
We are a medical device company that develops, manufactures and markets innovative proprietary products for the treatment of voiding dysfunctions. Our primary focus is the commercialization of our Urgent PC system, which we believe is the only FDA-approved non-surgical neurostimulation therapy for the treatment of overactive bladder symptoms (OAB). We also offer Macroplastique, a bulking agent for the treatment of urinary incontinence.
Based upon the above, we operate in only one reportable segment consisting of medical products, primarily for the voiding dysfunctions’ market served primarily by urologists, urogynecologists and gynecologists.
Information regarding operations in different geographies for the three months ended September 30, 2007 and 2006 is as follows:

	United	The	United
	States	Netherlands	Kingdom	Eliminations *	Consolidated
Fiscal 2008

Sales, three months ended September 30, 2007	$1,853,602	$1,481,376	$648,259	$(943,694)	$3,039,543

Income tax expense, three months ended September 30, 2007	—	41,783	—	—	41,783

Net income (loss), three months ended September 30, 2007	(1,288,669)	95,462	(90,404)	(101,081)	(1,384,692)

Long-lived assets At September 30, 2007	5,368,247	770,228	5,923	—	6,144,398

Fiscal 2007

Sales, three months ended September 30, 2006	$707,733	$1,252,452	$423,270	$(622,684)	$1,760,771

Income tax benefit, three months ended September 30, 2006	—	(12,841)	—	—	(12,841)

Net income (loss), three months ended September 30, 2006	(2,007,429)	1,283	(41,669)	(111,075)	(2,158,890)

Long-lived assets At September 30, 2006	1,047,566	730,261	5,766	—	1,783,593

Information regarding operations in different geographies for the six months ended September 30, 2007 and 2006 is as follows:

	United	The	United
	States	Netherlands	Kingdom	Eliminations *	Consolidated
Fiscal 2008

Sales, six months ended September 30, 2007	$3,204,395	$3,218,154	$1,163,912	$(1,598,244)	$5,988,217

Income tax expense, six months ended September 30, 2007	300	137,640	—	—	137,940

Net income (loss), six months ended September 30, 2007	(2,486,013)	385,828	(153,139)	27,997	(2,225,327)

Fiscal 2007

Sales, six months ended September 30, 2006	$1,006,033	$2,415,581	$952,707	$(849,341)	$3,524,980

Income tax expense, six months ended September 30, 2006	—	17,911	—	—	17,911

Net income (loss), six months ended September 30, 2006	(3,355,374)	109,210	(99,344)	(54,621)	(3,400,129)

*	The information in the column entitled “Eliminations” represents intercompany transactions.
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
On February 15, 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS No. 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. If we adopt this standard, we do not expect it to have a material effect on our financial statements.
16. Subsequent Events
In October 2007, we retained Craig-Hallum Capital Group and Noble International Investments, Inc. to act as our underwriters in connection with a proposed public offering of $10.0 million (exclusive of over-allotment option) of our common stock. The underwriters propose to purchase this dollar amount of securities from us in this offering, but do not intend to bind themselves to this commitment until they receive adequate indications of interest to purchase the securities offered. We have filed a registration statement with the SEC for the proposed public offering. As of the date hereof, the SEC has not declared the registration statement effective.  There is no assurance that we will complete the proposed public offering.
In October 2007, we exited our manufacturing facility in Eindhoven, The Netherlands upon receiving FDA approval to manufacture Macroplastique at our facility in the U.S. for our U.S. market. In the quarter ending December 31, 2007, we expect to incur a charge of approximately $120,000, primarily related to the cost of terminating the lease for the Eindhoven facility.

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
Overview
We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions. Our primary focus is the commercialization of our Urgent PC system, which we believe is the only FDA-approved non-surgical neurostimulation therapy for the treatment of overactive bladder (OAB) symptoms. We also offer Macroplastique, a bulking agent for the treatment of urinary incontinence. We believe that physicians prefer our products because they offer an effective therapy for the patient, can be administered in office-based settings and, with reimbursement in place, provide the physicians a new profitable recurring revenue stream. We believe that patients prefer our products because they are non-surgical treatment alternatives that do not have the side-effects associated with pharmaceutical treatment options.
The Urgent PC neurostimulation system is a minimally invasive device designed for office-based treatment of OAB symptoms of urge incontinence, urinary urgency and urinary frequency. The treatment can be administered by qualified office-based staff under the supervision of a physician. The Urgent PC system uses percutaneous tibial nerve stimulation to deliver an electrical pulse that travels to the sacral nerve plexus, a control center for bladder function. We have received regulatory approvals for sale of the Urgent PC system in the United States, Canada and Europe. We launched sales of our second generation Urgent PC system in late 2006.
Macroplastique is a minimally invasive, implantable soft tissue bulking agent for the treatment of urinary incontinence. When Macroplastique is injected into tissue around the urethra, it stabilizes and “bulks” tissues close to the urethra, thereby providing the surrounding muscles with increased capability to control the release of urine. Macroplastique has been sold for urological indications in over 40 countries outside the United States since 1991. In October 2006, we received from the FDA pre-market approval for the use of Macroplastique to treat female stress incontinence. We began marketing Macroplastique in the United States in early 2007.
We are focusing our sales and marketing efforts primarily on urologists, urogynecologists and gynecologists with significant office-based and outpatient surgery-based patient volume. We believe the United States is a significant opportunity for future sales of our products. In order to grow our United States business, we recently established a sales organization, consisting of direct field sales personnel and independent sales representatives, and a marketing organization to market our products directly to our customers. By expanding our United States presence, we intend to develop long-standing relationships with leading physicians treating OAB symptoms and incontinence.
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
Revenue Recognition. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe our revenue recognition policies comply with SAB 104. We recognize revenue upon shipment of product to our distributors and direct customers. We have no customer acceptance provisions or installation obligations. Our sales terms to our distributors and customers provide no right of return outside of our standard warranty, and payment terms consistent with industry standards apply. Sales terms and pricing to our distributors are governed by the respective distribution agreements. Our distributors purchase our products to meet the sales demand of their end-user customers as well as to fulfill their internal requirements associated with the sales process and, if applicable, contractual purchase requirements under the respective distribution agreements. Internal and other requirements include purchases of products for training, demonstration and evaluation purposes, clinical evaluations, product support, establishing inventories, and meeting minimum purchase commitments. As a result, the level of our net sales during any period is not necessarily indicative of our distributors’ sales to end-user customers during that period, which we estimate are not substantially different than our sales to those distributors in each of the three- and six month periods ended September 30, 2007 and 2006. Our distributors’ level of inventories of our products, their sales to end-user customers and their internal product requirements may impact our future revenue growth.
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
Impairment of Long-Lived Assets. Long-lived assets at September 30, 2007 consist of property, plant and equipment and intangible assets. We review our long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of assets to future undiscounted net cash flows expected to be generated by the asset. If we consider such assets impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value, less costs to sell.

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
Income Taxes. We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences. As of March 31, 2007, we have generated approximately $18 million in U.S. net operating loss carryforwards that we cannot use to offset taxable income in foreign jurisdictions. We recognize a valuation allowance when we determine it is more likely than not that we will not realize all or a portion of the deferred tax asset. We have established a valuation allowance for all U.S. and certain foreign deferred tax assets due to the uncertainty that we will generate enough income in those taxing jurisdictions to utilize the assets.
In addition, future utilization of NOL carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code.  This section generally relates to a 50 percent change in ownership of a company over a three-year period.  We believe that the issuance of our common stock in the December 2006 follow-on public offering resulted in an “ownership change” under Section 382.  Accordingly, our ability to use NOL tax attributes generated prior to December 2006 will likely be limited.
Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three and six-months ended September 30, 2007 and 2006. See Note 14 to our condensed consolidated financial statements for business segment information.
Results of Operations
Three months ended September 30, 2007 compared to three months ended September 30, 2006
Net Sales: During the three months ended September 30, 2007, net sales were $3.0 million, representing a $1.3 million or a 73% increase compared to net sales of $1.8 million for the three months ended September 30, 2006. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 66%. We attribute the vast majority of this growth in sales to our customers in the U.S. as a result of our expanded U.S. sales organization and the continued growth in sales of our Urgent PC system. Also, in the three months ended September 30, 2007, sales of our Macroplastique product outside of the U.S. increased, which we attribute to our increased marketing focus.
Sales to customers in the U.S. in the three months ended September 30, 2007 increased to $1.2 million from $253,000 in the three months ended September 30, 2006. Sales for the three months ended September 30, 2007, represent a sequential, quarter-to-quarter increase from $1.0 million in the previous quarter. We attribute this growth primarily to the Urgent PC system and the expanded sales organization. During the three months ended September 30, 2007, we had minimal sales of our Macroplastique product in the U.S., which we launched in the U.S. early in 2007.
Sales to customers outside the U.S. for the three months ended September 30, 2007 were $1.8 million, representing a $318,000 or 21% increase, compared to $1.5 million for the three months ended September 30, 2006. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 13%. We attribute the increase primarily to the increase in our Macroplastique sales.
Gross Profit: Gross profit was $2.4 million and $1.3 million for the three months ended September 30, 2007 and 2006, respectively, or 78% and 74% of net sales in the respective periods. We attribute the higher gross profit percentage in the three months ended September 30, 2007, to savings of approximately $90,000 due to the discontinuation of manufacturing at our Eindhoven, The Netherlands facility, and approximately one percentage point impact due to an increase in the average selling price in the U.S. of the lead sets used with our Urgent PC system. We expect the gross profit percentage to be in the range of 73% to 78%, excluding any unusual charges, in the remaining quarters of the current fiscal year, although change in the product mix we sell can shift the overall gross margin.
General and Administrative Expenses (G&A): G&A expenses increased from $801,000 during the three months ended September 30, 2006 to $1,147,000 during the same period in 2007. Included in the three-month period ended September 30, 2006 is a $126,000 non-cash, SFAS 123 (R) charge for share-based employee compensation, compared with a charge of $370,000 in the three-month period ended September 30, 2007. Excluding share-based compensation charges, G&A expenses increased by $102,000, primarily because of an increase in personnel-related costs and consulting fees primarily related to Sarbanes-Oxley compliance.
Research and Development Expenses (R&D): R&D expenses decreased from $658,000 during the three months ended September 30, 2006 to $427,000 during the same period in 2007. We attribute the decrease primarily to reduced consulting expense of $127,000 and a decrease in personnel-related costs of $96,000. During the three months ended September 30, 2006, we incurred consulting expense associated with the development of our second generation Urgent PC system and preparation for a clinical study.
Selling and Marketing Expenses (S&M): S&M expenses increased from $1.3 million during the three months ended September 30, 2006 to $2.0 million during the same period in 2007. We attribute the increase to a $257,000 increase in compensation-related costs, primarily as a result of increased salaries and bonuses, a $210,000 increase in commissions for sales agents and independent sales representatives, an $115,000 increase in costs to attend tradeshows, and an increase in other costs to support our expanded sales organization and marketing activities.
Amortization of Intangibles: Amortization of intangibles increased from $27,000 during the three months ended September 30, 2006 to $206,000 during the same period in 2007. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million. We began amortizing the intellectual property assets acquired over six years starting in April 2007.
Other Income (Expense): Other income (expense) includes interest income, interest expense, warrant expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Other income (expense) was $42,000 and $(690,000) for the three months ended September 30, 2007 and 2006, respectively, with $700,000 of the change resulting from a warrant expense in the three months ended September 30, 2006.
In May 2002, we conducted a public rights offering. In the rights offering, we issued to those shareholders who exercised their rights three shares of our common stock and a warrant, exercisable through July 2004, to purchase an additional share of our common stock. We registered with the SEC the issuance of the shares, the warrants and the shares underlying the warrants. In July 2004, we suspended the right to exercise the warrants shortly before their scheduled expiration date because we announced a planned restatement of our fiscal 2004 financial statements. In November 2004, we became current with our SEC filings. In April 2005, we chose to issue like-kind replacement warrants to the holders of the expired warrants. The terms for the replacement warrants required that we issue shares covered by a registration statement and maintain the effectiveness of the registration (by making timely SEC filings) for the warrant holders to receive registered shares upon exercise of the warrants. In April 2005, we recognized a liability and equity charge of $1.4 million associated with the grant of these warrants, and subsequently recognized in other income (expense) the change in fair value of the warrants due to the change in the value of our common stock issuable upon exercise of these warrants. We determined the fair value of the warrants using the Black-Scholes option-pricing model. The period to exercise the warrants ended in March 2007. We recognized a net warrant expense of $700,000 in the quarter ended September 30, 2006.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency gains (losses) of $(14,000) and $4,000 for the three months ended September 30, 2007 and 2006, respectively.

Income Tax Expense: During the three months ended September 30, 2007 and 2006, our Dutch subsidiaries recorded income tax expense (benefit) of approximately $42,000 and $(13,000), respectively. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions. Effective January 1, 2007, the maximum Dutch income tax rate is 25.5% for taxable income in excess of €60,000.
Six months ended September 30, 2007 compared to six months ended September 30, 2006
Net Sales: During the six months ended September 30, 2007, net sales were $6.0 million, representing a $2.5 million or a 70% increase compared to net sales of $3.5 million for the six months ended September 30, 2006. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 64%. We attribute the vast majority of this growth in sales to our customers in the U.S. as a result of our expanded U.S. sales organization, and the continued growth in sales of our Urgent PC system. Also, in the six months ended September 30, 2007, sales of our Macroplastique product outside of the U.S. increased, which we attribute to our increased marketing focus.
Sales to customers in the U.S. increased to $2.2 million during the six months ended September 30, 2007, from $357,000 in the same period last year. We attribute this growth primarily to the Urgent PC system and the expanded sales organization. During the six months ended September 30, 2007, we had minimal sales of our Macroplastique product in the U.S., which we launched in the U.S. early in 2007, and the I-Stop product, which we discontinued.
Sales to customers outside the U.S. for the six months ended September 30, 2007 were $3.8 million, representing a $592,000 or 19% increase, compared to $3.2 million for the six months ended September 30, 2006. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 12%. We attribute the increase primarily to the increase in our Macroplastique sales.
Gross Profit: Gross profit was $4.7 million and $2.5 million for the six months ended September 30, 2007 and 2006, respectively, or 79% and 71% of net sales in the respective periods. We attribute the lower gross profit percentage for the six months ended September 30, 2006 primarily to lower manufacturing capacity utilization in the three months ended June 30, 2006 due to the decline in Macroplastique sales and duplicate manufacturing facilities in the U.S. This decline was offset partially by increased manufacturing capacity utilization in the three months ended September 30, 2006, when we stepped up production to build inventory to meet our needs for the transition period while relocating our manufacturing operations to our new corporate headquarters in Minnetonka, Minnesota.  We attribute the higher gross profit percentage for the six months ended September 30, 2007 to a favorable impact of approximately four percentage points due to the increase in manufacturing capacity utilization as a result of increased sales, savings of approximately $180,000 due to the discontinuation of manufacturing at our Eindhoven, The Netherlands facility, and approximately one percentage point impact due to an increase in the average selling price in the U.S. of the lead sets used with our for our Urgent PC system. We expect the gross profit percentage to be in the range of 73% to 78%, excluding any unusual charges, in the remaining quarters of the current fiscal year, although change in the product mix we sell can shift the overall gross margin.
General and Administrative Expenses (G&A): G&A expenses increased from $1.7 million during the six months ended September 30, 2006 to $2.0 million during the same period in 2007. Included in the six-month period ended September 30, 2006 is a $392,000 non-cash, SFAS 123 (R) charge for share-based employee compensation, compared with a charge of $464,000 in the six-month period ended September 30, 2007. Excluding share-based compensation charges, G&A expenses increased by $226,000, primarily because of an increase in personnel-related costs and consulting fees, offset by a reduction in rent expense for our leased facilities in the United Kingdom and the U.S.
Research and Development Expenses (R&D): R&D expenses decreased from $1.3 million during the six months ended September 30, 2006 to $933,000 during the same period in 2007. We attribute the decrease primarily to reduced consulting expense of $233,000 and a decrease in personnel-related costs of $131,000. During the six months ended September 30, 2006, we incurred consulting expense associated with the development of our second generation Urgent PC system and preparation for a clinical study.
Selling and Marketing Expenses (S&M): S&M expenses increased from $2.5 million during the six months ended September 30, 2006 to $3.6 million during the same period in 2007. We attribute the increase to a $353,000 increase in compensation-related costs, primarily as a result of increased salaries and bonuses, a $444,000 increase in commissions for sales agents and independent sales representatives, and an increase in other costs to support our expanded sales organization and marketing activities.
Amortization of Intangibles: Amortization of intangibles increased from $53,000 during the six months ended September 30, 2006 to $423,000 during the same period in 2007. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million. We began amortizing the intellectual property assets acquired over six years starting in April 2007.
Other Income (Expense): Other income (expense) includes interest income, interest expense, warrant expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Other income (expense) was $107,000 and $(318,000) for the six months ended September 30, 2007 and 2006, respectively, with $373,000 of the change resulting from a warrant expense in the six months ended September 30, 2006.
In May 2002, we conducted a public rights offering. In the rights offering, we issued to those shareholders who exercised their rights three shares of our common stock and a warrant, exercisable through July 2004, to purchase an additional share of our common stock. We registered with the SEC the issuance of the shares, the warrants and the shares underlying the warrants. In July 2004, we suspended the right to exercise the warrants shortly before their scheduled expiration date because we announced a planned restatement of our fiscal 2004 financial statements. In November 2004, we became current with our SEC filings. In April 2005, we chose to issue like-kind replacement warrants to the holders of the expired warrants. The terms for the replacement warrants required that we issue shares covered by a registration statement and maintain the effectiveness of the registration (by making timely SEC filings) for the warrant holders to receive registered shares upon exercise of the warrants. In April 2005, we recognized a liability and equity charge of $1.4 million associated with the grant of these warrants, and subsequently recognized in other income (expense) the change in fair value of the warrants due to the change in the value of our common stock issuable upon exercise of these warrants. We determined the fair value of the warrants using the Black-Scholes option-pricing model. The period to exercise the warrants ended in March 2007. We recognized a net warrant expense of $373,000 during the six months ended September 30, 2006.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency gains (losses) of $(16,000) and $30,000 for the six months ended September 30, 2007 and 2006, respectively.
Income Tax Expense: During the six months ended September 30, 2007 and 2006, our Dutch subsidiaries recorded income tax expense of approximately $138,000 and $18,000, respectively. During the six months ended September 30, 2007 and 2006, our U.S. organization recorded income tax expense of $300 and $0, respectively. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions. Effective January 1, 2007, the maximum Dutch income tax rate is 25.5% for taxable income in excess of €60,000.
Non-GAAP Financial Measures. The following table reconciles our financial results calculated in accordance to U.S. generally accepted accounting principles (GAAP) to non-GAAP financial measures that exclude non cash charges attributed to stock options under SFAS 123 (R), and depreciation and amortization expenses from gross profit, operating expenses and operating loss. The non-GAAP financial measures used by management and disclosed by us are not a substitute for, or superior to, financial measures and consolidated financial results calculated in accordance with GAAP, and you should carefully evaluate our reconciliations to non-GAAP. We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies. Therefore, our non-GAAP financial measures may not be comparable to those used by other companies. We have described the reconciliations of each of our non-GAAP financial measures above to the most directly comparable GAAP financial measures.
Management uses our non-GAAP financial measures, and in particular non-GAAP operating loss, for internal managerial purposes because we believe such measures are one important indicator of the strength and the performance of our business because they provide a link to operating cash flow. We also believe that analysts and investors use such measures to evaluate the overall operating performance of companies in our industry, including as a means of comparing period-to-period results and as a means of evaluating our results with those of other companies.
Our non-GAAP operating loss of approximately $616,000 and $1.0 million for the three and six months ended September 30, 2007 respectively, declined from $1.2 million and $2.4 million for the respective prior year periods. The decline in non-GAAP operating loss is attributed primarily to the increase in sales and an improvement in gross margin rate, offset partially by moderate increase in cash operating expenses.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross Profit
GAAP gross profit	$2,370,502	$1,307,914	$4,724,964	$2,516,608
% of sales	78%	74%	79%	71%
SFAS 123 (R) stock option charges	9,107	641	9,686	1,361
Depreciation expenses	13,054	12,491	28,604	24,028

Non-GAAP gross profit	2,392,663	1,321,046	4,763,254	2,541,997

Operating Expenses
GAAP operating expenses	3,755,494	$2,789,395	$6,919,303	$5,581,045
SFAS 123 (R) stock option charges	494,449	165,933	660,956	475,815
Depreciation expenses	46,379	42,789	78,159	70,848
Amortization expenses	206,482	26,576	423,003	53,113

Non-GAAP operating expenses	3,008,184	2,554,097	5,757,185	4,981,269

Operating Loss
GAAP operating loss	(1,384,992)	(1,481,481)	(2,194,339)	(3,064,437)
SFAS 123 (R) stock option charges	503,556	166,574	670,642	477,176
Depreciation expenses	59,433	55,280	106,763	94,876
Amortization expenses	206,482	26,576	423,003	53,113

Non-GAAP operating loss	$(615,521)	$(1,233,051)	$(993,931)	$(2,439,272)

Liquidity and Capital Resources
Cash Flows.
As of September 30, 2007, our cash and cash equivalents balances totaled $3.3 million and our short-term investments totaled $2.4 million.
At September 30, 2007, we had working capital of approximately $6.5 million. For the six months ended September 30, 2007, we used $1.7 million of cash in operating activities, compared to $2.7 million of cash used in the same period a year ago. We attribute the decrease in cash used in operating activities primarily to the increase in sales and an improvement in gross margin rate, offset partially by moderate increase in cash operating expenses.
Sources of Liquidity.
In August 2006, we entered into a securities purchase agreement with certain investors pursuant to which we sold approximately 1.4 million shares of our common stock for $1.50 per share, together with warrants to purchase 695,000 shares of our common stock, for an aggregate purchase price of approximately $2.1 million. After offset for our estimated costs of $183,000, we received net proceeds of approximately $1.9 million. The warrants are exercisable for five years (commencing 181 days after closing) at an exercise price of $2.50 per share.
In December 2006, we conducted a follow-on public offering in which we sold 2,430,000 shares of our common stock at a price per share of $2.00, resulting in net proceeds of approximately $4.3 million.
In May 2007, we amended our business loan agreement with Venture Bank. The agreement, expiring in May 2008, provides for a credit line of up to $1 million secured by our assets. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand in the U.S. and 80% of our eligible U.S. accounts receivable value. To borrow any amount, we must maintain consolidated net equity of at least equal to $3.5 million as well as maintain certain other financial covenants on a quarterly basis. The bank charges interest on the loan at a per annum rate of the greater of 7.5% or one percentage point over the prime rate (7.75% on September 30, 2007). In addition, Uroplasty BV, our subsidiary, entered into an agreement with Rabobank of The Netherlands for a €500,000 (approximately $714,000) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (5.25% on September 30, 2007), subject to a minimum interest rate of 3.5% per annum. At September 30, 2007, we had no borrowings under any of our credit lines.
Because we have yet to achieve profitability and generate positive cash flows, we will need to raise additional debt or equity financing to continue funding for product development, continued expansion of our sales and marketing activities and planned growth activities beyond fiscal 2008.   To this end, we have filed a registration statement relating to our proposed public offering of up to $10 million (excluding over-allotment option) of our common stock. There can be no guarantee that we will be successful, as we currently have no committed sources of, or other arrangements with respect to, additional equity or debt financing.  We therefore cannot ensure that we will obtain additional financing on acceptable terms, or at all.  If we are unable to raise the needed funds, we will need to curtail our operations including product development, clinical studies and sales and marketing activities.  This would adversely impact our future business and prospects. Ultimately, we will need to achieve profitability and generate positive cash flows from operations to fund our operations and grow our business.
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
Repayments of our contractual obligations as of September 30, 2007, consisting of royalties, notes payable (inclusive of interest), and operating leases, are summarized below:

		Payments Due by Period
		Remainder	Fiscal	Fiscal	Fiscal
		of Fiscal	2009 and	2011 and	2013 and
	Total	2008	2010	2012	thereafter
Minimum royalty payments	$166,500	$27,000	$108,000	$31,500	$—
Open purchase order commitments	298,137	178,297	119,840	—	—
Notes payable, including interest	604,513	53,404	167,968	109,732	273,409
Operating lease commitments (1)	1,241,075	130,378	427,590	375,166	307,941

Total contractual obligations	$2,310,225	$389,079	$823,398	$516,398	$581,350

(1)	Included in our operating lease commitments as of September 30, 2007 is an aggregate of $215,000 of payments to be made in equal instalments over 57 months under our lease agreement for our facility in Eindhoven, The Netherlands. We terminated this lease in October 2007 (see Note 16 to our Condensed Consolidated Financial Statements).

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
Internal Control Matters. We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have been no changes in our internal control over financial reporting during the six months ended September 30, 2007, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Except as indicated below, none of the items contained in PART II of Form 10-QSB are applicable to us for the six months ended September 30, 2007.
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On September 13, 2007 we held our 2007 Annual Meeting. At the meeting the shareholders approved the proposal for the election of directors. A summary of the voting is as follows:

				Abstentions
	Votes	Votes	Votes	And Broker Non-
	For	Against	Withheld	Votes
Proposal 1 – Election of Directors:
Thomas E. Jamison	11,566,489	—	—	816,097
James P. Stauner	11,566,489	—	—	816,097
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

UROPLASTY, INC.
Date: October 31, 2007	By:	/s/ DAVID B. KAYSEN
David B. Kaysen
President and Chief Executive Officer

Date: October 31, 2007	By:	/s/ MAHEDI A. JIWANI
Mahedi A. Jiwani
Chief Financial Officer