Form 10QSB
period 2007-12-31
UROPLASTY INC
filed 2008-02-11
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
Quarterly Report Under section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2007
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
YES ☑      NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act:
YES ☐      NO ☑
The number of shares outstanding of the issuer’s only class of common stock on January 31, 2008 was 14,916,540.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007
	(unaudited)	March 31, 2007
Assets

Current assets:
Cash and cash equivalents	$7,858,814	$3,763,702
Short-term investments	2,448,447	3,000,000
Accounts receivable, net	1,837,827	1,240,141
Income tax receivable	—	113,304
Inventories	832,771	823,601
Other	207,364	272,035

Total current assets	13,185,223	9,212,783

Property, plant, and equipment, net	1,553,000	1,431,749

Intangible assets, net	4,426,101	308,093

Deferred tax assets	96,399	93,819

Total assets	$19,260,723	$11,046,444

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	March 31, 2007
	(unaudited)
Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities — long-term debt	$82,744	$78,431
Deferred rent — current	35,000	35,000
Accounts payable	653,982	544,507
Accrued liabilities	1,705,592	1,347,670

Total current liabilities	2,477,318	2,005,608

Long-term debt — less current maturities	405,761	427,382
Deferred rent — less current portion	189,329	214,381
Accrued pension liability	346,838	596,026

Total liabilities	3,419,246	3,243,397

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 14,916,540 and 11,614,330 shares issued and outstanding at December 31 and March 31, 2007, respectively	149,165	116,143
Additional paid-in capital	34,863,978	23,996,818
Accumulated deficit	(19,136,685)	(16,010,990)
Accumulated other comprehensive loss	(34,981)	(298,924)

Total shareholders’ equity	15,841,477	7,803,047

Total liabilities and shareholders’ equity	$19,260,723	$11,046,444

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net sales	$3,729,314	$2,158,273	$9,717,531	$5,683,253
Cost of goods sold	789,955	752,181	2,053,208	1,760,553

Gross profit	2,939,359	1,406,092	7,664,323	3,922,700

Operating expenses
General and administrative	799,193	707,288	2,755,000	2,365,574
Research and development	460,374	424,987	1,393,496	1,758,350
Selling and marketing	2,399,227	1,301,575	6,006,598	3,837,858
Amortization of intangibles	209,862	25,210	632,865	78,323

	3,868,656	2,459,060	10,787,959	8,040,105

Operating loss	(929,297)	(1,052,968)	(3,123,636)	(4,117,405)

Other income (expense)
Interest income	74,928	15,776	216,550	53,592
Interest expense	(6,497)	(8,671)	(27,141)	(25,136)
Warrant benefit	—	522,995	—	150,315
Foreign currency exchange gain (loss)	(37,632)	4,413	(53,538)	34,376
Other, net	2,134	—	4,014	3,585

	32,933	534,513	139,885	216,732

Loss before income taxes	(896,364)	(518,455)	(2,983,751)	(3,900,673)

Income tax expense	4,004	44,802	141,944	62,713

Net loss	$(900,368)	$(563,257)	$(3,125,695)	$(3,963,386)

Basic and diluted loss per common share	$(0.06)	$(0.07)	$(0.23)	$(0.51)

Weighted average common shares outstanding:
Basic and diluted	14,119,583	8,555,586	13,482,928	7,766,463
See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Nine months ended December 31, 2007
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance (deficit) at March 31, 2007	11,614,330	$116,143	$23,996,818	$(16,010,990)	$(298,924)	$7,803,047

Issuance of common stock in connection with the purchase of intellectual property	1,417,144	14,171	4,644,690	—	—	4,658,861

Proceeds from secondary offering, net of issuance costs of $526,465	1,466,400	14,664	4,591,271			4,605.935

Registration costs private placement	—	—	(17,000)	—	—	(17,000)

Proceeds from exercise of warrants	50,000	500	149,500	—	—	150,000

Proceeds from exercise of stock options	368,666	3,687	631,611	—	—	635,298

Share-based consulting and compensation expense	—	—	867,088	—	—	867,088

Comprehensive loss	—	—	—	(3,125,695)	263,943	(2,861,752)

Balance(deficit) at December 31, 2007	14,916,540	$149,165	$34,863,978	$(19,136,685)	$(34,981)	$15,841,477

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31, 2007 and 2006
(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,125,695)	$(3,963,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	796,748	223,048
Gain on disposal of equipment	(2,769)	(3,576)
Warrant benefit	—	(150,315)
Stock-based consulting expense	37,942	48,043
Stock-based compensation expense	829,146	587,904
Deferred income taxes	7,113	(64,694)
Deferred rent	(26,250)	(23,333)
Changes in operating assets and liabilities:
Accounts receivable	(534,542)	(365,812)
Inventories	64,390	(149,247)
Other current assets and income tax receivable	191,921	288,974
Accounts payable	94,198	91,619
Accrued liabilities and income tax payable	312,158	(24,069)
Accrued pension liability, net	(247,388)	214,909

Net cash used in operating activities	(1,603,028)	(3,289,935)

Cash flows from investing activities:
Proceeds from sale of short-term investments	4,200,000	1,137,647
Purchase of short-term investments	(3,648,447)	—
Purchases of property, plant and equipment	(210,875)	(150,578)
Proceeds from sale of equipment	4,811	4,294
Payments for intangible assets	(92,013)	—

Net cash provided by investing activities	253,476	991,363

Cash flows from financing activities:
Proceeds from financing obligations	178,374	210,999
Repayment of debt obligations	(239,872)	(158,820)
Net proceeds from issuance of common stock, warrants and option exercise	5,374,233	6,393,795

Net cash provided by financing activities	5,312,735	6,445,974

Effect of exchange rates on cash and cash equivalents	131,929	3,663

Net increase in cash and cash equivalents	4,095,112	4,151,065

Cash and cash equivalents at beginning of period	3,763,702	1,563,433

Cash and cash equivalents at end of period	$7,858,814	$5,714,498

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$25,204	$22,011
Cash paid during the period for income taxes	87,900	93,935
Supplemental disclosure of non-cash financing and investing activities:
Employee retirement savings plan contribution issued in common shares	—	44,385
Property, plant and equipment additions funded by lessor allowance and classified as deferred rent	—	280,000
Purchase of intellectual property funded by issuance of stock	4,658,861	—
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
The condensed consolidated financial statements presented herein as of December 31, 2007 and for the three- and nine-month periods ended December 31, 2007 and 2006 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-KSB for the year ended March 31, 2007. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three- and nine-month periods ended December 31, 2007, and we have made no changes to these policies during fiscal 2008.
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
We believe we have sufficient liquidity to meet our needs over the next twelve months. However, we may need to raise additional financing to support our operations and planned growth activities in the future as we have yet to achieve profitability and generate positive cash flows. To achieve profitability, we must generate substantially more revenue than we have this year or in prior years. Our ability to achieve significant revenue growth will depend, in large part, on our ability to achieve widespread market acceptance for our products and successfully expand our business in the U.S., which we cannot guarantee will happen. There can be no guarantee that we will be successful at raising additional equity or debt financing, as we currently have no committed sources.
In November 2007, we conducted a follow-on public offering in which we sold 1,466,400 shares of our common stock at a price per share of $3.50, for an aggregate purchase price of approximately $5.1 million. The stock sale proceeds are offset by costs of approximately $526,000, resulting in net proceeds of approximately $4.6 million.
3. Short-term Investments
At December 31, 2007, short-term investments consisted of $2,448,447 of certificates of deposit maturing in the fourth quarter of fiscal 2008.
4. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). The reserve for slow moving and obsolete inventories was $59,000 and $229,000 at December 31, 2007 and March 31, 2007, respectively. Inventories, net of reserve, consist of the following:

	December 31, 2007	March 31, 2007
Raw materials	$273,263	$254,988
Work-in-process	15,298	20,773
Finished goods	544,210	547,840

	$832,771	$823,601

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
The following is a summary of intangible assets at December 31, 2007 and March 31, 2007:

		December 31, 2007
	Estimated	Gross
	Useful Lives	Carrying	Accumulated
	(Years)	Amount	Amortization	Net value
Licensed technology	5	$26,290	$26,290	$—
Patents and inventions	6	5,463,774	1,037,673	4,426,101

Totals		$5,490,064	$1,063,963	$4,426,101

		March 31, 2007
Licensed technology	5	$26,290	$26,290	$—
Patents and inventions	6	712,900	404,807	308,093

Totals		$739,190	$431,097	$308,093

Estimated annual amortization for these assets for the fiscal years ended March 31 is as follows:

Remainder of fiscal 2008	$211,564
2009	846,152
2010	843,869
2011	840,899
2012	840,500
Thereafter	843,117

$4,426,101

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

7. Comprehensive Loss
Comprehensive loss consists of net loss, translation adjustments and additional pension liability as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net loss	$(900,368)	$(563,257)	$(3,125,695)	$(3,963,386)
Items of other comprehensive income (loss):
Translation adjustment	97,349	77,297	276,378	155,394
Pension related	(771)	(8,792)	(12,435)	(20,611)

Comprehensive loss	$(803,790)	$(494,752)	$(2,861,752)	$(3,828,603)

8. Net Loss per Common Share
The following options and warrants outstanding at December 31, 2007 and 2006, to purchase shares of common stock, were excluded from diluted loss per common share because of their anti-dilutive effect:

	Number of	Range of Exercise
	Options/Warrants	Prices
For the nine months ended:
December 31, 2007	4,147,528	$1.82 to $5.30
December 31, 2006	4,953,679	$1.10 to $5.30
9. Warrants
As of December 31, 2007, we had issued and outstanding warrants to purchase an aggregate of 2,116,928 common shares, at a weighted average exercise price of $3.81.
In connection with our private equity offerings in April 2005 and August 2006 and our December 2006 follow-on public offering, we issued five-year warrants to purchase 1,180,928, 764,500 and 121,500 common shares, respectively, at exercise prices of $4.75, $2.50 and $2.40 per share, respectively.
As part of a consulting agreement, we have outstanding five-year warrants, issued in November 2003 to CCRI Corporation, to purchase 50,000 shares of common stock at a per share price of $5.00.
Proceeds from the exercise of warrants were $150,000 for the nine months ended December 31, 2007.
10. Share-based Compensation
As of December 31, 2007, we had one active plan (2006 Stock and Incentive Plan) for share-based compensation grants. Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately. Under this plan, we had reserved 1,200,000 shares of our common stock for stock-based grants, and as of December 31, 2007, we had remaining 532,000 shares available for grant. We generally grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.
We account for share-based compensation costs under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment–Revised 2004.” We incurred a total of approximately $829,000 and $588,000 in share-based compensation expense for the nine months ended December 31, 2007 and 2006, respectively.
Proceeds from the exercise of stock options were $635,000 for the nine months ended December 31, 2007.

We determined the fair value of our option awards using the Black-Scholes option pricing model. We used the following weighted-average assumptions to value the options granted during the following periods:

	Nine Months Ended	Nine Months Ended
	December 31, 2007	December 31, 2006

Expected life in years	4.08	7.40
Risk-free interest rate	4.57%	4.96%
Expected volatility	91.88%	100.26%
Expected dividend yield	0	0
Weighted-average fair value	$2.84	$1.95
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
As of December 31, 2007, we had approximately $701,000 of unrecognized compensation cost related to share-based payments that we expect to recognize over a weighted-average period of 1.41 years.
The following table summarizes the activity related to our stock options during the nine months ended December 31, 2007:

			Weighted Avg.
		Weighted	Remaining	Aggregate
	Number of	Avg. Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Options outstanding at beginning of period	2,169,866	$3.62
Options granted	312,500	4.23
Options exercised	(368,666)	1.72
Options surrendered	(83,100)	4.66

Options outstanding at end of period	2,030,600	$4.01	5.11	$1,349,450

Exercisable at end of period	1,571,596	$4.25	5.04	$852,732

11. Savings and Retirement Plans
We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees.  We made no discretionary contributions in association with these plans in the United States for the three- and nine-month periods ended December 31, 2007. For the nine months ended December 31, 2006, we made a contribution of $44,408, substantially all of which was in the form of our fully vested common stock.
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

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three and nine-months ended December 31, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Gross service cost	$22,841	$51,882	$65,768	$153,727
Interest cost	23,837	31,355	69,232	92,710
Expected return on assets	(17,560)	(18,017)	(51,029)	(53,224)
Amortization	1,646	10,737	4,856	31,772

Net periodic retirement cost	$30,764	$75,957	$88,827	$224,985

Major assumptions used in the above calculations include:

	Nine
	Months Ended
	December 31,
	2007	2006
Discount rate	4.90-5.30%	4.25-5.50%
Expected return on assets	4.90-5.00%	4.00-5.00%
Expected rate of increase in future compensation:
General	3%	3%
Individual	0%-3%	0%-3%
We made contributions of approximately $381,000 and $6,000, respectively, during the nine-month periods ended December 31, 2007 and 2006 to The Netherlands and to the United Kingdom defined benefit pension plans. For the remainder of the fiscal year we expect to make approximately $10,000 in additional contributions for the two plans.
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
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and we do not deem them to be long-term balances. For the three months ended December 31, 2007 and 2006, we recognized foreign currency (loss) gain of $(37,600) and $4,400, respectively. For the nine months ended December 31, 2007 and 2006, we recognized foreign currency (loss) gain of $(53,500) and $34,400, respectively.
13. Income Tax Expense
During the three months ended December 31, 2007 and 2006, our Dutch subsidiaries recorded income tax expense of $3,000 and $44,800, respectively. During the nine months ended December 31, 2007 and 2006, our Dutch subsidiaries recorded income tax expense of $140,600 and $62,700, respectively. During the three months ended December 31, 2007 and 2006, our U.S. organization recorded income tax expense of $1,000 and $0, respectively. During the nine months ended December 31, 2007 and 2006, our U.S. organization recorded income tax expense of $1,300 and $0, respectively. We cannot use our

U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions. Effective January 1, 2007, the maximum Dutch income tax rate is 25.5% for taxable income in excess of €60,000.
Effective April 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109,” which prescribes a recognition threshold and a measurement attribute for financial statement recognition of tax positions taken or expected to be taken in a tax return. It is management’s responsibility to determine whether it is “more-likely —than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. At adoption on April 1, 2007, we had no unrecognized tax benefits which needed adjustment. We reviewed all income tax positions taken or that we expect to be taken for all open tax years and determined that our income tax positions are appropriately stated and supported for all open years and that the adoption of FIN 48 did not have a significant effect on our consolidated financial statements.
Under our accounting policies we would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At the adoption date of April 1, 2007, we recognized no interest or penalties related to uncertain tax positions. As of December 31, 2007, we recorded no accrued interest or penalties related to uncertain tax positions.
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

Information regarding operations in different geographies for the three months ended December 31, 2007 and 2006 is as follows:

	United	The	United
	States	Netherlands	Kingdom	Eliminations *	Consolidated
Fiscal 2008

Sales, three months ended December 31, 2007	$2,636,412	$1,351,179	$697,757	$(956,034)	$3,729,314

Income tax expense, three months ended December 31, 2007	1,000	3,004	—	—	4,004

Net income (loss), three months ended December 31, 2007	(755,496)	4,001	(80,637)	(68,236)	(900,368)

Long-lived assets At December 31, 2007	5,185,339	788,816	4,947	—	5,979,101

Fiscal 2007

Sales, three months ended December 31, 2006	$737,391	$1,586,040	$531,876	$(697,034)	$2,158,273

Income tax expense, three months ended December 31, 2006	—	44,802	—	—	44,802

Net income (loss), three months ended December 31, 2006	(796,316)	145,649	128,873	(41,463)	(563,257)

Long-lived assets At December 31, 2006	1,007,348	749,890	5,242	—	1,762,480
Information regarding operations in different geographies for the nine months ended December 31, 2007 and 2006 is as follows:

	United	The	United
	States	Netherlands	Kingdom	Eliminations *	Consolidated
Fiscal 2008

Sales, nine months ended December 31, 2007	$5,840,807	$4,569,333	$1,861,670	$(2,554,279)	$9,717,531

Income tax expense, nine months ended December 31, 2007	1,300	140,644	—	—	141,944

Net income (loss), nine months ended December 31, 2007	(3,241,509)	389,828	(233,776)	(40,238)	(3,125,695)

Fiscal 2007

Sales, nine months ended December 31, 2006	$1,743,424	$4,001,621	$1,484,583	$(1,546,375)	$5,683,253

Income tax expense, nine months ended December 31, 2006	—	62,713	—	—	62,713

Net income (loss), nine months ended December 31, 2006	(4,151,691)	254,859	29,530	(96,084)	(3,963,386)

*	The information in the column entitled “Eliminations” represents intercompany transactions.

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
On February 15, 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. If we adopt this standard, we do not expect it to have a material effect on our financial statements.

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
Revenue Recognition. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We believe our revenue recognition policies comply with SAB 104. We recognize revenue upon shipment of product to our distributors and direct customers. We have no customer acceptance provisions or installation obligations. Our sales terms to our distributors and customers provide no right of return outside of our standard warranty, and payment terms consistent with industry standards apply. Sales terms and pricing to our distributors are governed by the respective distribution agreements. Our distributors purchase our products to meet the sales demand of their end-user customers as well as to fulfill their internal requirements associated with the sales process and, if applicable, contractual purchase requirements under the respective distribution agreements. Internal and other requirements include purchases of products for training, demonstration and evaluation purposes, clinical evaluations, product support, establishing inventories, and meeting minimum purchase commitments. As a result, the level of our net sales during any period is not necessarily indicative of our distributors’ sales to end-user customers during that period, which we estimate were not substantially different than our sales to those distributors in each of the three- and nine-month periods ended December 31, 2007 and 2006. Our distributors’ level of inventories of our products, their sales to end-user customers and their internal product requirements may impact our future revenue growth.
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
Foreign Currency Translation/Transactions. We translate the financial statements of our foreign subsidiaries in accordance with the provisions of SFAS No. 52 “Foreign Currency Translation.” Under this Statement, we translate all assets and liabilities using period-end exchange rates, and we translate statements of operations items using average exchange rates for the period. We record the resulting translation adjustment within accumulated other comprehensive loss, a separate component of shareholders’ equity. We recognize foreign currency transaction gains and losses in the statement of operations, including unrealized gains and losses on short-term intercompany obligations using period-end exchange rates, resulting in an increase in the volatility of our consolidated statements of operations. We recognize unrealized gains and losses on long-term intercompany obligations within accumulated other comprehensive loss, a component of comprehensive loss reflected as a separate item in shareholders’ equity.
Impairment of Long-Lived Assets. Long-lived assets at December 31, 2007 consist of property, plant and equipment and intangible assets. We review our long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of assets to future undiscounted net cash flows expected to be generated by the asset. If we consider such assets impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value, less costs to sell.

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
Defined Benefit Pension Plans. We have a liability attributed to defined benefit pension plans we offered to certain former and current employees prior to April 2005. We pay premiums to an insurance company to fund annuities and are responsible for funding additional annuities based on continued service and future salary increases for these employees’ pension benefit. The liability is dependent upon numerous factors, assumptions and estimates, and the continued benefit costs we incur may be significantly affected by changes in key actuarial assumptions such as the discount rate, compensation rates, or retirement dates used to determine the projected benefit obligation. Additionally, changes made to the provisions of the plans may impact current and future benefit costs. In accordance with accounting rules, we may not immediately recognize changes in benefit obligations associated with these factors as costs on the income statement, but may recognize them in future years over the remaining average service period of plan participants.
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
In addition, future utilization of NOL carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code.  This section generally relates to a 50 percent change in ownership of a company over a three-year period.  We believe that the issuance of our common stock in the December 2006 and November 2007 follow-on public offerings resulted in an “ownership change” under Section 382.  Accordingly, our ability to use NOL tax attributes generated prior to these offerings will likely be limited.
Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three and nine-months ended December 31, 2007 and 2006. See Note 14 to our condensed consolidated financial statements for geographic information.
Results of Operations
Three months ended December 31, 2007 compared to three months ended December 31, 2006
Net Sales: During the three months ended December 31, 2007, net sales of $3.7 million represented a $1.6 million, or a 73% increase, over net sales of $2.2 million for the three months ended December 31, 2006. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 65%. We attribute this growth in sales to our customers in the U.S. as a result of our expanded U.S. sales organization and the continued growth in sales of our Urgent PC system.
Sales to customers in the U.S. in the three months ended December 31, 2007 increased to $2.0 million from $396,000 in the three months ended December 31, 2006. Sales for the three months ended December 31, 2007, represent a sequential, quarter-to-quarter increase from $1.2 million in the previous quarter. We attribute this growth primarily to the Urgent PC system and the expanded sales organization. During the three months ended December 31, 2007, we had minimal sales of our Macroplastique product in the U.S., which we launched in the U.S. early in 2007.
Sales to customers outside the U.S. for the three months ended December 31, 2007 and 2006 were $1.8 million in each period. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales declined by approximately 10%. We attribute the decline primarily to the decline in sales of our Macroplastique-related products.

Gross Profit: Gross profit was $2.9 million and $1.4 million for the three months ended December 31, 2007 and 2006, respectively, or 79% and 65% of net sales in the respective periods. In the three months ended December 31, 2006 we incurred $107,000 of charges related to rework, scrap and warranty for one of our new products and an estimated $60,000 of costs related to underutilization of the manufacturing facility as we shifted production to the earlier quarter to accommodate the manufacturing transition to the new facility and charges for duplicate facilities in the U.S. We attribute the higher gross profit percentage in the three months ended December 31, 2007, to the increase in manufacturing capacity utilization, savings of approximately $99,000 (offset by $122,000 of rent and lease exit charges) due to the discontinuation of manufacturing at our Eindhoven, The Netherlands facility. We also realized a favorable impact of approximately two percentage points in gross margin during the 2007 period due to an increase in the average selling price in the U.S. of the lead sets used with our Urgent PC system and a favorable product mix. We estimate that, during the 2007 period, increased manufacturing capacity utilization, as a result of increased sales, added approximately five to six percentage points to our gross margin.
General and Administrative Expenses (G&A): G&A expenses increased from $707,000 during the three months ended December 31, 2006 to $799,000 during the same period in 2007. Included in the three-month period ended December 31, 2006 is a $127,000 non-cash, SFAS 123 (R) charge for share-based employee compensation, compared with a charge of $101,000 in the three-month period ended December 31, 2007. Excluding share-based compensation charges, G&A expenses increased by $118,000, primarily because of an increase in personnel-related costs and consulting fees primarily related to Sarbanes-Oxley compliance.
Research and Development Expenses (R&D): R&D expenses increased from $425,000 during the three months ended December 31, 2006 to $460,000 during the same period in 2007. We attribute the increase primarily to increase in spending of $105,000 for clinical studies, partially offset by a decrease in personnel-related costs of $44,000.
Selling and Marketing Expenses (S&M): S&M expenses increased from $1.3 million during the three months ended December 31, 2006 to $2.4 million during the same period in 2007. We attribute the increase to a $742,000 increase primarily for commissions to independent sales representatives and compensation-related costs for our expanded sales organization, an $92,000 charge related to severance expense, a $50,000 increase in costs to attend tradeshows, an $133,000 increase in travel related costs, and an increase in other costs to support our expanded sales organization and marketing activities.
Amortization of Intangibles: Amortization of intangibles increased from $25,000 during the three months ended December 31, 2006 to $210,000 during the same period in 2007. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million. We began amortizing the intellectual property assets acquired over six years starting in April 2007.
Other Income (Expense): Other income (expense) includes interest income, interest expense, warrant expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Other income was $33,000 and $535,000 for the three months ended December 31, 2007 and 2006, respectively, with $523,000 of the change resulting from a warrant benefit in the three months ended December 31, 2006.
In May 2002, we conducted a public rights offering. In the rights offering, we issued to those shareholders who exercised their rights three shares of our common stock and a warrant, exercisable through July 2004, to purchase an additional share of our common stock. We registered with the SEC the issuance of the shares, the warrants and the shares underlying the warrants. In July 2004, we suspended the right to exercise the warrants shortly before their scheduled expiration date because we announced a planned restatement of our fiscal 2004 financial statements. In November 2004, we became current with our SEC filings. In April 2005, we chose to issue like-kind replacement warrants to the holders of the expired warrants. The terms for the replacement warrants required that we issue shares covered by a registration statement and maintain the effectiveness of the registration (by making timely SEC filings) for the warrant holders to receive registered shares upon exercise of the warrants. In April 2005, we recognized a liability and equity charge of $1.4 million associated with the grant of these warrants, and subsequently recognized in other income (expense) the change in fair value of the warrants due to the change in the value of our common stock issuable upon exercise of these warrants. We determined the fair value of the warrants using the Black-Scholes option-pricing model. The period to exercise the warrants ended in March 2007. We recognized a net warrant benefit of $523,000 in the quarter ended December 31, 2006.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency (loss) gain of $(37,600) and $4,400 for the three months ended December 31, 2007 and 2006, respectively.

Income Tax Expense: During the three months ended December 31, 2007 and 2006, our Dutch subsidiaries recorded income tax expense of $3,000 and $44,800, respectively. During the three months ended December 31, 2007 and 2006, our U.S. organization recorded income tax expense of $1,000 and $0, respectively. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions. Effective January 1, 2007, the maximum Dutch income tax rate is 25.5% for taxable income in excess of €60,000.
Nine months ended December 31, 2007 compared to nine months ended December 31, 2006
Net Sales: During the nine months ended December 31, 2007, net sales of $9.7 million represented a $4.0 million, or a 71% increase, over net sales of $5.7 million for the nine months ended December 31, 2006. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 64%. We attribute this growth primarily to an increase in sales to our customers in the U.S. as a result of our expanded U.S. sales organization, and the continued growth in sales of our Urgent PC system.
Sales to customers in the U.S. increased to $4.2 million during the nine months ended December 31, 2007, from $752,000 in the same period last year. We attribute this growth primarily to the Urgent PC system and the expanded sales organization. During the nine months ended December 31, 2007, we had minimal sales of our Macroplastique product in the U.S., which we launched in the U.S. early in 2007, and the I-Stop product, which we discontinued.
Sales to customers outside the U.S. for the nine months ended December 31, 2007 were $5.5 million, representing a $585,000 or 12% increase, compared to $4.9 million for the nine months ended December 31, 2006. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 4%. We attribute the increase primarily to the increase in sales of our Macroplastique-related products.
Gross Profit: Gross profit was $7.7 million and $3.9 million for the nine months ended December 31, 2007 and 2006, respectively, or 79% and 69% of net sales in the respective periods. We attribute the lower gross profit percentage for the nine months ended December 31, 2006 primarily to the $107,000 of charges related to rework, scrap and warranty for one of our new products and an estimated $72,000 of costs associated duplicate manufacturing facilities in the U.S.  We attribute the higher gross profit percentage for the nine months ended December 31, 2007 to the increase in manufacturing capacity utilization, and savings of approximately $260,000 (offset by $122,000 of rent and lease exit charges) due to the discontinuation of manufacturing at our Eindhoven, The Netherlands facility. During the 2007 period, we also realized a favorable impact of approximately one percentage point in gross margin due to an increase in the average selling price in the U.S. of the lead sets used with our Urgent PC system and a favorable product mix. We estimate that, during the 2007 period, the increased manufacturing capacity utilization, as a result of increased sales, added approximately five percentage points to our gross margin.
General and Administrative Expenses (G&A): G&A expenses increased from $2.4 million during the nine months ended December 31, 2006 to $2.8 million during the same period in 2007. Included in the nine-month period ended December 31, 2006 is a $519,000 non-cash, SFAS 123 (R) charge for share-based employee compensation, compared with a charge of $565,000 in the nine-month period ended December 31, 2007. Excluding share-based compensation charges, G&A expenses increased by $344,000, primarily because of an increase in personnel-related costs and consulting fees, offset by a reduction in rent expense for our leased facilities in the United Kingdom and the U.S.
Research and Development Expenses (R&D): R&D expenses decreased from $1.8 million during the nine months ended December 31, 2006 to $1.4 during the same period in 2007. We attribute the decrease primarily to reduced consulting expense of $245,000 and a decrease in personnel-related costs of $175,000. During the nine months ended December 31, 2006, we incurred consulting expense associated with the development of our second generation Urgent PC system and preparation for a clinical study.
Selling and Marketing Expenses (S&M): S&M expenses increased from $3.8 million during the nine months ended December 31, 2006 to $6.0 million during the same period in 2007. We attribute the increase primarily to a $1.5 million increase in commissions for independent sales representatives and compensation-related costs for our expanded sales organization, an $92,000 charge related to severance expense, a $131,000 increase in costs to attend tradeshows, a $201,000 increase in travel related costs, and an increase in other costs to support our expanded sales organization and marketing activities.
Amortization of Intangibles: Amortization of intangibles increased from $78,000 during the nine months ended December 31, 2006 to $633,000 during the same period in 2007. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million. We began amortizing the intellectual property assets acquired over six years starting in April 2007.
Other Income (Expense): Other income (expense) includes interest income, interest expense, warrant expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Other income was $140,000 and $217,000 for the nine months ended December 31, 2007 and 2006, respectively, with $150,000 of the change resulting from a warrant benefit in the nine months ended December 31, 2006.
In May 2002, we conducted a public rights offering. In the rights offering, we issued to those shareholders who exercised their rights three shares of our common stock and a warrant, exercisable through July 2004, to purchase an additional share of our common stock. We registered with the SEC the issuance of the shares, the warrants and the shares underlying the warrants. In July 2004, we suspended the right to exercise the warrants shortly before their scheduled expiration date because we announced a planned restatement of our fiscal 2004 financial statements. In November 2004, we became current with our SEC filings. In April 2005, we chose to issue like-kind replacement warrants to the holders of the expired warrants. The terms for the replacement warrants required that we issue shares covered by a registration statement and maintain the effectiveness of the registration (by making timely SEC filings) for the warrant holders to receive registered shares upon exercise of the warrants. In April 2005, we recognized a liability and equity charge of $1.4 million associated with the grant of these warrants, and subsequently recognized in other income (expense) the change in fair value of the warrants due to the change in the value of our common stock issuable upon exercise of these warrants. We determined the fair value of the warrants using the Black-Scholes option-pricing model. The period to exercise the warrants ended in March 2007. We recognized a net warrant benefit of $150,000 during the nine months ended December 31, 2006.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency gains (losses) of $(54,000) and $34,000 for the nine months ended December 31, 2007 and 2006, respectively.
Income Tax Expense: During the nine months ended December 31, 2007 and 2006, our Dutch subsidiaries recorded income tax expense of $140,600 and $62,700, respectively. During the nine months ended December 31, 2007 and 2006, our U.S. organization recorded income tax expense of $1,300 and $0, respectively. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions.
Non-GAAP Financial Measures. The following table reconciles our financial results calculated in accordance with accounting principles generally accepted in the U.S. (GAAP) to non-GAAP financial measures that exclude non cash charges attributed to stock options under SFAS 123 (R), and deprecation and amortization expenses from gross profit, operating expenses and operating loss. The non-GAAP financial measures used by management and disclosed by us are not a substitute for, or superior to, financial measures and consolidated financial results calculated in accordance with GAAP, and you should carefully evaluate our reconciliations to non-GAAP. We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies. Therefore, our non-GAAP financial measures may not be comparable to those used by other companies. We have described the reconciliations of each of our non-GAAP financial measures above to the most directly comparable GAAP financial measures.
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
Our non-GAAP operating loss of approximately $466,000 and $1.5 million for the three and six months ended December 31, 2007, respectively, declined from $820,000 and $3.3 million for the respective prior year periods. Included in the three and nine months ended December 31, 2007 is a $214,000 charge attributed to rent and cost to exit the lease for our manufacturing facility in Eindhoven, The Netherlands and severance pay. We attribute the decline in non-GAAP operating loss primarily to the increase in sales and an improvement in gross margin rate, offset partially by an increase in cash operating expenses.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Gross Profit
GAAP gross profit	$2,939,359	$1,406,092	$7,664,323	$3,922,700
% of sales	79%	65%	79%	69%
SFAS 123 (R) stock option charges	9,008	—	18,695	1,361
Depreciation expenses	13,277	12,330	41,882	36,358

Non-GAAP gross profit	2,961,644	1,418,422	7,724,900	3,960,419

Operating Expenses
GAAP operating expenses	3,868,656	$2,459,060	$10,787,959	$8,040,105
SFAS 123 (R) stock option charges	187,438	158,770	848,394	634,585
Depreciation expenses	43,842	37,015	122,001	108,367
Amortization expenses	209,862	25,210	632,865	78,323

Non-GAAP operating expenses	3,427,514	2,238,065	9,184,699	7,218,830

Operating Loss
GAAP operating loss	(929,297)	(1,052,968)	(3,123,636)	(4,117,405)
SFAS 123 (R) stock option charges	196,446	158,770	867,089	635,946
Depreciation expenses	57,119	49,345	163,883	144,725
Amortization expenses	209,862	25,210	632,865	78,323

Non-GAAP operating loss	$(465,870)	$(819,643)	$(1,459,799)	$(3,258,411)

Liquidity and Capital Resources
Cash Flows.
As of December 31, 2007, our cash and cash equivalents balances totaled $7.9 million and our short-term investments totaled $2.4 million.
At December 31, 2007, we had working capital of approximately $10.7 million. For the nine months ended December 31, 2007, we used $1.6 million of cash in operating activities, compared to $3.3 million of cash used in the same period a year ago. We attribute the decrease in cash used in operating activities primarily to the increase in sales and an improvement in gross profit rate, offset partially by increase in cash operating expenses.
Sources of Liquidity.
In August 2006, we entered into a securities purchase agreement with certain investors pursuant to which we sold approximately 1.4 million shares of our common stock for $1.50 per share, together with warrants to purchase 695,000 shares of our common stock, for an aggregate purchase price of approximately $2.1 million. After offset for our estimated costs of $275,000, we received net proceeds of approximately $1.8 million. The warrants are exercisable for five years (commencing 181 days after closing) at an exercise price of $2.50 per share.
In December 2006, we conducted a follow-on public offering in which we sold 2,430,000 shares of our common stock at a price per share of $2.00, resulting in net proceeds of approximately $4.3 million.

In November 2007, we conducted an additional follow-on public offering in which we sold 1,466,400 shares of our common stock at price of $3.50 per share, for an aggregate purchase price of approximately $5.1 million. The stock sale proceeds are offset by costs of approximately $526,000, resulting in net proceeds of approximately $4.6 million.
For the nine months ended December 31, 2007, proceeds from exercise of warrants and options were $785,000.
In May 2007, we amended our business loan agreement with Venture Bank. The agreement, expiring in May 2008, provides for a credit line of up to $1 million secured by our assets. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand in the U.S. and 80% of our eligible U.S. accounts receivable value. To borrow any amount, we must maintain consolidated net equity of at least equal to $3.5 million as well as maintain certain other financial covenants on a quarterly basis. The bank charges interest on the loan at a per annum rate of the greater of 7.5% or one percentage point over the prime rate (7.25% prime rate on December 31, 2007). In addition, Uroplasty BV, our subsidiary, entered into an agreement with Rabobank of The Netherlands for a €500,000 (approximately $736,000) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (5.25% base rate on December 31, 2007), subject to a minimum interest rate of 3.5% per annum. At December 31, 2007, we had no borrowings under any of our credit lines.
We believe we have sufficient liquidity to meet our needs over the next twelve months. However, we may need to raise additional financing to support our operations and planned growth activities in the future as we have yet to achieve profitability and generate positive cash flows. To achieve profitability, we must generate substantially more revenue than we have this year or in prior years. Our ability to achieve significant revenue growth will depend, in large part, on our ability to achieve widespread market acceptance for our products and successfully expand our business in the U.S., which we cannot guarantee will happen. If we are unable to raise the needed funds, we may need to curtail our operations including product development, clinical studies and sales and marketing activities. This would adversely impact our future business and prospects. Ultimately, we will need to achieve profitability and generate positive cash flows from operations to fund our operations and grow our business.
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
We have commitments, generally for periods less than twelve months, to purchase from various vendors finished goods and manufacturing components under issued purchase orders.
We have a pension plan covering seven employees in The Netherlands, reported as a defined benefit plan. We pay premiums to an insurance company to fund annuities for these employees. However, we are responsible for funding additional annuities based on continued service and future salary increases. We closed this defined benefit plan for new employees in April 2005. As of that date, the Dutch subsidiary established a defined contribution plan that now covers new employees. We also closed our UK subsidiary’s defined benefit plan to further accrual for all employees effective December 31, 2004, and, effective March 2005, established a defined contribution plan that now covers new employees.
In January 2006, we entered into a long-term lease with Liberty Property Limited Partnership for an 18,258 square foot facility for our U.S. headquarters located at 5420 Feltl Road, Minnetonka, Minnesota. The lease effective date was May 1, 2006, has a term of 96 months, requires average annual minimum rent payments of approximately $140,000 and requires payments for operating expenses we estimated at approximately $89,0000 over 12 months.

Repayments of our contractual obligations as of December 31, 2007, consisting of royalties, notes payable (inclusive of interest), and operating leases, are summarized below:

	Payments Due by Period
		Remainder	Fiscal	Fiscal	Fiscal
		of Fiscal	2009 and	2011 and	2013 and
	Total	2008	2010	2012	thereafter
Minimum royalty payments	$153,000	$13,500	$108,000	$31,500	$—
Purchase order commitments	433,058	253,723	179,335	—	—
Notes payable, including interest	594,449	27,182	171,839	113,251	282,177
Operating lease commitments	968,694	51,473	336,048	284,557	296,616

Total contractual obligations	$2,149,201	$345,878	$795,222	$429,308	$578,793

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
Internal Control Matters. We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have been no changes in our internal control over financial reporting during the nine months ended December 31, 2007, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Except as indicated below, none of the items contained in PART II of Form 10-QSB are applicable to us for the nine months ended December 31, 2007.
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

UROPLASTY, INC.
Date: February 11, 2008	By:	/s/ DAVID B. KAYSEN
David B. Kaysen
President and Chief Executive Officer

Date: February 11, 2008	By:	/s/ MAHEDI A. JIWANI
Mahedi A. Jiwani
Chief Financial Officer