Form 10-K
period 2008-03-31
UROPLASTY INC
filed 2008-06-09
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2008

Commission File No. 000-20989

UROPLASTY, INC.
(Exact name of registrant as specified in its Charter)

Minnesota	41-1719250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5420 Feltl Road
Minnetonka, Minnesota 55413-2820
(Address of principal executive offices)

(952) 426-6140
(Issuer’s telephone number, including area code)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [ ]  NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  YES [ ]  NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  YES [X]  NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [ ]  NO [X]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of May 27, 2008 was $39,369,522.

As of May 27, 2008 the registrant had 14,932,540 shares of common stock outstanding.

Documents Incorporated By Reference: Portions of our Proxy Statement for our 2008 Annual Meeting of Shareholders (the “Proxy Statement”), are incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

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

PART I

Item 1.	Description of Business

Overview

We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions. Our primary focus is the commercialization of our Urgent PC® system, which we believe is the only FDA-approved minimally invasive, office-based neurostimulation therapy for the treatment of urinary symptoms - urinary urgency, urinary frequency, and urge incontinence – often associated with overactive bladder (OAB). We also offer Macroplastique®, a urethral bulking agent for the treatment of adult female stress urinary incontinence. We believe physicians prefer our products because they offer an effective therapy for the patient, can be administered in office-based settings and, to the extent reimbursement is available, provide the physicians a new profitable recurring revenue stream. We believe patients prefer our products because they are minimally invasive treatment alternatives that do not have the side effects associated with pharmaceutical treatment options.

The Urgent PC neurostimulation system is a minimally invasive device designed for office-based treatment of urinary symptoms of urge incontinence, urinary urgency and urinary frequency often associated with OAB. The treatment can be administered by the physician or by a qualified office-based staff under the supervision of a physician. The Urgent PC system uses percutaneous tibial nerve stimulation to deliver an electrical pulse that travels to the sacral nerve plexus, a control center for bladder function. We have received regulatory clearances for sale of the Urgent PC system in the United States, Canada and Europe. We launched sales of our second generation Urgent PC system in late 2006.

Macroplastique is a minimally invasive, implantable soft tissue bulking agent for the treatment of adult female stress urinary incontinence. When Macroplastique is injected into tissue around the urethra, it stabilizes and “bulks” tissues thereby providing the surrounding muscles with increased capability to control the release of urine. We have sold Macroplastique for urological indications in over 40 countries outside the United States since 1991. In October 2006, we received from the FDA pre-market approval for the use of Macroplastique to treat female stress urinary incontinence. We began marketing Macroplastique in the United States in 2007.

We are focusing our sales and marketing efforts primarily on urologists, urogynecologists and gynecologists with significant office-based and outpatient surgery-based patient volume. We believe the United States is a significant opportunity for future sales of our products. In order to grow sales in the United States, we established a sales organization, consisting of a direct field sales personnel and independent sales representatives, and a marketing organization to market our products directly to our customers. We intend to develop long-standing relationships with leading physicians treating OAB symptoms and incontinence.

We believe we are the only company offering a minimally invasive, office-based neurostimulation therapy for the treatment of urinary symptoms often associated with OAB. We have intellectual property rights relating to key aspects of our neurostimulation therapy, and we believe our intellectual property portfolio provides a competitive advantage.

Market

Neurostimulation Market

Neurostimulation, a form of therapy in which a low-voltage electrical current is used to treat medical conditions affecting parts of the nervous system, has grown dramatically in recent years. According to Medtech Insight, the U.S. market for neurostimulation devices is expected to grow from approximately $628 million in 2006 to approximately $2 billion in 2012, representing a compound annual growth rate in excess of 20%. FDA-approved neurostimulation devices are currently utilized to treat a range of indications, including voiding dysfunctions, chronic pain, epilepsy, essential tremor, Parkinson’s disease, hearing loss and depression. These devices are implanted in the body or used in a non-invasive manner to stimulate different parts of the nervous system, including the spinal cord, sacral nerves and vagus nerve, among other areas. We believe the neurostimulation market represents a significant opportunity for us in the treatment of urinary symptoms often associated with OAB.

Voiding Dysfunction Market

Voiding dysfunctions affect urinary or fecal control and can result in uncontrolled bladder sensations (overactive bladder) or unwanted leakage (urinary or fecal incontinence). OAB is a prevalent and challenging urologic problem affecting an estimated 34 million Americans. In 1996, the Agency for Health Care Policy and Research (AHCPR), a division of the Public Health Service, U.S. Department of Health and Human Services, estimated that urinary incontinence affected about 13 million people in the United States, of which 85% (11 million) were women. AHCPR estimated the total cost of treating incontinence (management and curative approaches) of all types in the United States as $16 billion. Historically, we believe only a small percentage of the patients suffering from these disorders have sought treatment. In recent years, however, we believe the number of people seeking treatment has grown as a result of the publicity associated with new, minimally invasive treatment alternatives.

When patients seek treatment, physicians generally assess the severity of the symptoms as mild, moderate or severe. However, regardless of the degree of severity, patients will often consider drug therapy and minimally invasive treatment first. We believe that our company is uniquely positioned because we offer office-based minimally invasive treatment solutions.

We believe that over the next several years a number of key demographic and technological factors will accelerate growth in the market for medical devices to treat urinary symptoms often associated with OAB and urinary incontinence. These factors include the following:

•	Technology advances and patient awareness. Patients often weigh the clinical benefits against the invasiveness of the procedures when choosing a treatment alternative. In recent years, with the publicity associated with new technology and minimally invasive treatment alternatives, we believe the number of patients visiting physicians to seek treatment for voiding dysfunctions has increased. As a result, we believe more patients will begin to choose treatments other than drug therapy, which may have adverse side effects, or other alternatives, which simply manage their disorder.

•	Emphasis on quality of life. Patients have placed an increased emphasis on quality of life issues and maintaining active lifestyles. Their desire to improve quality of life is usually an important factor in selecting a treatment for their disorder. We believe patients seeking treatment are increasingly considering alternatives designed to cure or treat a voiding dysfunction rather than simply manage it. As a result, we believe patients will increasingly choose minimally invasive surgical treatments or other effective treatments such as neurostimulation.

•	Aging population. The number of individuals developing voiding dysfunctions will increase as the population ages and as life expectancies continue to rise.

Background of Overactive Bladder Symptoms

For individuals with overactive bladder symptoms, the nervous system control for bladder filling and urinary voiding is incompetent. Signals to indicate a full bladder are sent early and frequently, triggers to allow the bladder to relax for filling are ineffective and nervous control of the urethral sphincter, to keep the bladder closed until an appropriate time, is inadequate. An individual with OAB may exhibit one or all of the symptoms that characterize overactive bladder: urinary urgency, urinary frequency and urge incontinence. Urgency is the strong, compelling need to urinate and frequency is a repetitive need to void. For most individuals, normal urinary voiding is eight times per day while individuals with an overactive bladder may seek to void over 20 times per day and at least two times during the night. Urge incontinence is an immediate, compelling need to urinate that typically results in an accident before the individual can reach the restroom.

Treatment of Overactive Bladder Symptoms

Drug Therapy. The most common treatment for OAB is drug therapy using an anticholinergic agent. However, for some individuals, the drugs are ineffective or the side effects so bothersome that the patient discontinues the medications. Common side effects include dry mouth, constipation and blurred vision.

Biofeedback and Behavioral Modification. Bladder training and scheduled voiding techniques, often accompanied by the use of voiding diaries, are non-invasive approaches to managing OAB. These techniques are seldom completely effective because they rely on the diligence and compliance of the individual. In addition, these techniques may not affect the underlying cause of the condition.

Neurostimulation. Normal urinary control is dependent upon properly functioning neural pathways and coordination among the central and peripheral nervous systems, the nerve pathways, bladder and sphincter. Unwanted, uncoordinated or disrupted signals along these pathways can lead to OAB symptoms. Therapy using neurostimulation incorporates electrical stimulation to target specific neural tissue and “jam” the pathways transmitting unwanted signals. To alter bladder function, stimulation must be delivered to the sacral nerve plexus, the neural tissue affecting bladder activity. Neurostimulation for urinary symptoms often associated with OAB is presently conducted through an implantable sacral nerve stimulation device or non-surgical percutaneous tibial nerve stimulation (PTNS).

•	Surgical. The sacral nerve stimulation device consists of a surgically implanted lead under the region of the upper buttocks and an implanted stimulator in the buttocks to deliver mild electrical pulses to the sacral nerve plexus. We believe that most office-based physicians will first recommend to patients drug therapy or PTNS treatments over the more invasive, surgically implanted procedure. We believe that patients may be more inclined to elect a less invasive treatment option for urinary symptoms instead of an invasive surgery.

•	Minimally Invasive. PTNS delivers stimulation to the sacral nerve plexus by temporarily applying electrical pulses to the tibial nerve, accessed through a non-surgical, percutaneous approach on the lower leg. Neurostimulation using PTNS has a therapeutic effect documented in published clinical studies. Because PTNS is non-surgical, it has a low risk of complication and is typically performed in a physician’s office.

Uroplasty Solution for Treatment of Urinary Symptoms Often Associated with Overactive Bladder

Urgent PC Non-Surgical Neurostimulation System

The Urgent PC system is a minimally invasive nerve stimulation device designed for office-based treatment of urge incontinence, urinary urgency and urinary frequency — symptoms often associated with OAB. Using a needle electrode inserted near the ankle, the Urgent PC system delivers an electrical pulse that travels to the sacral nerve plexus, a control center for bladder function.

We believe that the Urgent PC system is the only PTNS device in the United States market for treatment of urinary symptoms often associated with OAB. Components of the Urgent PC system include a hair-width needle electrode, a lead set and an external, handheld, battery-powered stimulator. For each 30-minute office-based therapeutic session, the physician or other qualified person inserts the needle electrode in the patient’s lower leg and connects the electrode to the stimulator. Typically, a patient undergoes 12 treatment sessions at one-week intervals, with follow-up maintenance treatments as required to maintain symptom reduction.

In late 2005, we received regulatory clearances for sale of the Urgent PC system in the United States, Canada and Europe. Subsequently, we launched the system for sale in those markets. We launched our second generation Urgent PC system in late 2006.

Background of Urinary Incontinence

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

Types of Urinary Incontinence

There are four types of urinary incontinence:

•	Stress Urinary Incontinence — Stress urinary incontinence, or SUI, refers to the involuntary loss of urine due to an increase in intra-abdominal pressure from ordinary physical activities, such as coughing, sneezing, laughing, straining or lifting. SUI, the most common form of urinary incontinence among women, is estimated to affect almost 30 million women over the age of 18 in the U.S. (Hampel et al., 1997 and 2000 U.S. census data). SUI is caused by urethral hypermobility and/or intrinsic sphincter deficiency (ISD). Urethral hypermobility — abnormal movement of the bladder neck and urethra — occurs when the anatomic supports for the bladder neck and urethra have weakened. This anatomical change is often the result of childbirth. SUI can also be caused by intrinsic sphincter deficiency, or the inability of the sphincter valve or muscle to function properly. Intrinsic sphincter deficiency, or ISD, can be due to congenital sphincter weakness or can result from deterioration of the urethral muscular wall due to aging or damage following trauma, spinal cord lesion or radiation therapy.

•	Urge Incontinence — Urge incontinence refers to the involuntary loss of urine associated with an abrupt, strong desire to urinate. Urge incontinence often occurs when neurologic problems cause the bladder to contract and empty with little or no warning.

•	Overflow Incontinence — Overflow incontinence is associated with an over-distention of the bladder. This can be the result of an under-active bladder or an obstruction in the bladder or urethra.

•	Mixed Incontinence — Mixed incontinence is the combination of both urge and stress incontinence (and, in some cases, overflow). Since prostate enlargement often obstructs the urethra, older men often have urge incontinence coupled with overflow incontinence.

There are two general approaches to dealing with urinary incontinence. One approach is to manage symptoms, such as through absorbent products, catheters, behavior modification and drug therapy. The other approach is to undergo curative treatments in an attempt to restore continence, such as injection of urethral bulking agents or surgery. We believe that patients prefer less invasive treatments that provide the most benefit and have little or no side effects.

Curative Treatment of Urinary Incontinence

Injectable Bulking Agents. Urethral bulking agents are inserted with a needle into the area around the urethra, augmenting the surrounding tissue for increased capacity to control the release of urine. Hence, these materials are often called “bulking agents” or “injectables.” Urethral bulking agents may be either synthetic or biologically derived and are an attractive alternative to surgery because they are considerably less invasive and do not require use of an operating room for placement; urethral bulking agents can be implanted in an office or out-patient facility. Additionally, the use of a urethral bulking agent does not preclude the subsequent use of more invasive treatments if required. Furthermore, for patients who have had more invasive treatments, such as slings which do not completely resolve their stress urinary incontinence conditions, bulking agents may be used to bring together any remaining urethral opening that may exist.

Surgery. In women, stress urinary incontinence can be corrected through surgery with a sling which provides a hammock-type support for the urethra to prevent its downward movement and the associated leakage of urine.

Uroplasty Solution for Urinary Incontinence

Macroplastique

Macroplastique is used to treat stress urinary incontinence due to ISD. It is designed to restore the patient’s urinary continence immediately following treatment. Macroplastique is a soft-textured, permanent implant placed endoscopically around the urethra distal to the bladder neck. It is a proprietary composition of heat vulcanized, solid, soft, irregularly shaped polydimethylsiloxane (solid silicone) implants suspended in a biocompatible carrier gel. We believe our compound is better than other commercially available bulking agents because, with its unique composition, shape and size, it does not degrade, is not absorbed into surrounding tissues and does not migrate from the implant site.

We have sold Macroplastique for urological indications in over 40 countries outside the United States since 1991. In October 2006, we received FDA pre-market approval for the use of Macroplastique to treat adult female stress incontinence due to ISD. We began marketing Macroplastique in the United States in early 2007.

Other Uroplasty Products

I-Stoptm is a biocompatible, polypropylene, tension-free sling for the treatment of female urinary incontinence. Our I-Stop sling can correct stress urinary incontinence by providing tension-free hammock-type support for the urethra to prevent its downward movement and the associated leakage of urine. We have an exclusive distribution agreement with CL Medical to sell this product in the United Kingdom.

We have minimally invasive products to address fecal incontinence. Our PTQtm Implants offer a minimally invasive treatment for patients with fecal incontinence. They are soft-textured, permanent implants. For treatment of fecal incontinence, PTQ Implants are implanted circumferentially into the submucosa of the anal canal, creating a “bulking” and supportive effect similar to that of Macroplastique injection for the treatment of stress urinary incontinence. The PTQ is CE marked and currently sold outside the United States in various international markets. The Urgent PC is also CE marked and sold outside of the United States for the treatment of fecal incontinence.

In addition to urological applications, we market our proprietary tissue bulking material outside the United States for reconstructive and cosmetic plastic surgery under the trade name Bioplastiquetm Implants and for otolaryngology vocal cord rehabilitation applications under the trade name VOXtm Implants.

In The Netherlands and United Kingdom only, we distribute certain wound care products in accordance with a distributor agreement. Under the terms of the distributor agreement, we are not obligated to purchase any minimum level of wound care products.

Uroplasty Strategy

Our goal is to become the leading provider of minimally invasive, office-based neurostimulation solutions for patients who suffer from OAB symptoms. We also plan to market other unique products that can be sold to physicians focused on office-based procedures for the treatment of urinary incontinence. We believe that, with our Urgent PC and Macroplastique products, we can increasingly garner the attention of key physicians, independent sales representatives and distributors to grow our revenue. The key elements of our strategy are to:

•	Educate physicians about the benefits of Urgent PC. We believe education of physicians and patients regarding the benefits of the Urgent PC system are critical to the successful adoption of this system. To this end, we initiated in the United States multi-center randomized prospective clinical trial comparing the Urgent PC system to the most commonly prescribed pharmaceutical treatment of OAB symptoms. We completed the patient enrollment for this study in late 2007. We believe the results of this and other studies, if successful, will allow us to expand our marketing and clinical sales efforts. These sales and marketing efforts may include physician training and education programs which will emphasize the clinical efficacy and ease of use of our Urgent PC system.

•	Build patient awareness of office-based solutions. Patients often weigh the quality of life benefits of electing to undergo a surgical procedure against the invasiveness of the procedure. We intend to continue to expand our marketing efforts to build patient awareness of these treatment alternatives and encourage patients to see physicians. These marketing efforts may include patient-oriented marketing materials for physicians to use to inform patients of the availability and potential benefits of our Urgent PC system. Increasing patient awareness of our treatment alternatives will help physicians build their practices and simultaneously increase sales of our products.

•	Focus on office-based solutions for physicians. We believe our company is uniquely positioned to provide a broad product offering of office-based solutions for physicians. By expanding our United States presence, we intend to develop long-standing relationships with leading physicians treating overactive bladder and incontinence symptoms. These relationships will provide us with a source of new product ideas and a conduit through which to introduce new products. We also intend to develop marketing programs to assist physicians in marketing their practices and to provide innovative programs focused on helping physicians attract patients and develop referral networks. Building these relationships is an important part of our growth strategy, particularly for the development and introduction of new products.

•	Increase market coverage in the United States and internationally. We believe that in addition to the international market, the United States presents a significant opportunity for future sales of our products. In order to grow our United States business, we have expanded our sales organization, consisting of direct field sales personnel and independent sales representatives, a marketing organization and a reimbursement department to market our products directly to our customers. We anticipate further increasing our sales and marketing organization in the United States, as needed, to support our sales growth. In addition, we intend to expand our European presence by creating new distribution partnerships.

•	Develop, license or acquire new products. We believe that our office-based solutions are an important competitive advantage because they allow us to address the various preferences of doctors and patients, as well as the quality of life issues presented by voiding dysfunctions. An important part of our growth strategy is to broaden our product line further to meet customer needs by developing new products.

Sales, Distribution and Marketing

We are focusing our sales and marketing efforts primarily on urologists, urogynecologists and gynecologists with significant office-based and outpatient surgery-based patient volume.

In order to grow our United States business, we have expanded our sales organization, consisting of direct field sales personnel and independent sales representatives, a marketing organization to market our products directly to our customers and a reimbursement department. We anticipate further increasing our sales and marketing organization in the United States, as needed, to support our sales growth.

Outside of the United States, we sell our products primarily through a direct sales organization in the United Kingdom and in all other markets primarily through distributors. Each of our distributors has a territory-specific distribution agreement, including requirements indicating they may not sell products that compete directly with ours. Collectively, our distributors accounted for approximately 34% and 52% of total net sales for fiscal 2008 and 2007, respectively. We intend to expand our European presence by creating new distribution partnerships.

We use clinical studies and scientific community awareness programs to demonstrate the safety and efficacy of our products. This data is important to obtain regulatory approval and to support our sales staff and distributors in securing product reimbursement in their territories. Publications of clinical data in peer-reviewed journals add to the scientific community awareness of our products, including patient indications, treatment technique and expected outcomes. We provide a range of activities designed to support surgeons in their clinical evaluation study design, abstract preparation, manuscript creation and review and submission.

Third-Party Reimbursement

In the United States as well as in foreign countries, sales of our products will depend in part on the availability of reimbursement from third-party payors. In the United States, third-party payors consist of government programs, such as Medicare, private health insurance plans, managed care organizations and other similar programs. For any product, three factors are critical to reimbursement:

•	coding, which ensures uniform descriptions of procedures, diagnoses and medical products;

•	coverage, which is the payor’s policy describing the clinical circumstances under which it will pay for a given treatment; and

•	payment processes and amounts.

As a relatively new therapy, PTNS using the Urgent PC system has not been assigned a reimbursement code unique to the technology. However, a number of practitioners are using an existing reimbursement code recommended by the American Medical Association that closely describes the PTNS procedure. In addition, Aetna and Blue Cross Blue Shield of Minnesota, Delaware, Northern Virginia, District of Columbia and Maryland have published policies providing coverage for PTNS under an existing reimbursement code. In other states and with other third-party payors, our experience to date indicates that reimbursement coverage is payor-specific. We will need to continue to work with third-party payors for coverage policies, as well as educating medical directors, customers and patient advocates to secure broader acceptance of this therapy.

We believe there are appropriate codes available to describe use of Macroplastique to treat female SUI due to ISD in the United States. We will need to foster coverage policies and payor acceptance to increasingly support sales in the United States.

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

Manufacturing and Suppliers

We have a manufacturing facility in Minnetonka, Minnesota. The U.S. Food and Drug Administration (FDA) qualified our Minnesota facility in October 2007.

We subcontract the manufacturing of the Urgent PC system and its related components.

We manufacture all of our tissue bulking products at our Minnesota facility. Our facility uses dedicated heating, cooling, ventilation and high efficiency particulate air (HEPA) filtration systems to provide cleanroom and other controlled working environments. Our trained technicians perform all critical manufacturing processes in qualified environments according to validated written procedures. We use qualified vendors to sterilize our products using validated methods.

Our manufacturing facility and systems are periodically audited by regulatory agencies and other authorities to ensure compliance with ISO 13485 (medical device quality management systems), applicable European and Canadian medical device requirements, as well as FDA’s Quality Systems Regulations. We also are subject to additional state, local, and federal government regulations applicable to the manufacture of our products. While we believe we are compliant with all applicable regulations, we cannot guarantee that we will pass each regulatory audit.

We purchase several medical grade materials and other components for use in our finished products from single source suppliers meeting our quality and other requirements. Although we believe our sources of supply could be replaced if necessary without undue disruption, it is possible that the process of qualifying new suppliers could cause an interruption in our ability to manufacture our products, which could have a negative impact on sales.

Competition

The market for voiding dysfunction products is intensely competitive. Competitors offer management and curative treatments, including neurostimulation devices, tissue bulking agents and urethral sling products. Indirect and future competitors include drug companies and medical device firms developing new or improved treatment methods. We believe the principal decision factors among treatment methods include physician and patient acceptance of the treatment method, cost, availability of third-party reimbursement, marketing and sales coverage and the existence of meaningful patent protection. In addition to adequately addressing the decision factors, our ability to compete in this market will also depend on the consistency of our product quality as well as delivery and product pricing. Other factors affecting our success include our product development and innovation capabilities, clinical study results, ability to obtain required regulatory approvals, ability to protect our proprietary technology, manufacturing and marketing capabilities and ability to attract and retain skilled employees.

We believe, the Urgent PC neurostimulation system may offer a minimally invasive, office-based treatment alternative to the more invasive Medtronic InterStim® device. The Urgent PC is another alternative in the continuum of care for patients with urinary symptoms often associated with OAB. Conservative therapies such as dietary restrictions, pelvic floor exercises, bladder retraining and drugs usually precede Urgent PC treatments. The Medtronic device, which stimulates the sacral nerve, requires surgical implantation in buttocks. In contrast, the Urgent PC system allows minimally invasive stimulation of the sacral nerve plexus in an office-based setting without surgical intervention. Neotonus markets a non-surgical device to deliver extracorporeal magnetic neurostimulation. In addition, Boston Scientific’s Bion® Microstimulator, a device implanted with a needle-like instrument to stimulate the pudendal nerve, is CE mark approved for the treatment of urinary urge incontinence and is undergoing clinical studies in the United States.

Many medications treat symptoms of overactive bladder, some by preventing unwanted bladder contractions, and others by tightening the bladder or urethra muscles or by relaxing bladder muscles. Sometimes, these drugs have unwanted side effects such as dry mouth, vision problems or constipation. Among these medications are Detrol® (Pfizer Inc.), Ditropan® (Alza Corporation), Enablex® (Novartis), Vesicare® (GlaxoSmithKline).

Soft-tissue injectable uretheral bulking agents competing directly with Macroplastique both outside and in the United States include FDA-approved Contigen® manufactured by C.R. Bard, Inc.; Zuidex® and Deflux® (Deflux is FDA-approved for vesico-ureteric reflux use only) manufactured by Q-Med AB; Durasphere® (FDA-approved for female SUI) manufactured by Carbon Medical Technologies; and Coaptite® manufactured by BioForm, Inc. and distributed by Boston Scientific. Macroplastique is a synthetic material that will not degrade, resorb or migrate, has no special preparation or storage requirements and does not require the patient to have a skin allergy test prior to the procedure. The silicone-elastomer material has been studied for over 50 years in medical use for such urological applications as artificial urinary sphincters, penile implants, stents and catheters.

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

United States

Our products are regulated in the United States as medical devices by the FDA under the Food, Drug and Cosmetic Act, or FDC Act. Noncompliance with applicable requirements can result in, among other things:

•	fines, injunctions, and civil penalties;

•	recall or seizure of products;

•	operating restrictions, or total or partial suspension of production;

•	denial of requests for 510(k) clearance or pre-market approval of new products;

•	withdrawal of existing approvals; and

•	criminal prosecution.

Depending on the degree of risk posed by the medical device and the extent of controls needed to ensure safety and effectiveness; there are two pathways for FDA marketing clearance of medical devices. For devices deemed by FDA to pose relatively less risk (Class I or Class II devices), manufacturers, in most instances, must submit a pre-market notification requesting permission for commercial distribution; known as 510(k) clearance. Devices deemed by FDA to pose the greatest risk (Class III devices), such as life-sustaining, life-supporting or implantable devices, or a device deemed not to be substantially equivalent to a previously cleared 510(k) device, require the submission of a pre-market approval application. FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.

In October 2005, our initial version of the Urgent PC system received 510(k) clearance for sale within the United States. In July 2006, our second generation Urgent PC system received 510(k) clearance for sale within the United States.

In October 2006, we received pre-market approval for the use of Macroplastique to treat female stress urinary incontinence. As part of the FDA-approval process, we are conducting a customary post-market study.

After a device is placed on the market, numerous regulatory requirements apply. These include:

•	Quality System Regulations, which require manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	labeling regulations, which govern product labels and labeling, prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling and promotional activities;

•	medical device reporting regulations, which require that manufacturers report to FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serous injury if it were to recur; and

•	notices of correction or removal, and recall regulations.

The FDC Act requires that medical devices be manufactured in accordance with FDA’s current Quality System Regulations, which require, among other things, that we:

•	regulate our design and manufacturing processes and control them by the use of written procedures;

•	investigate any deficiencies in our manufacturing process or in the products we produce;

•	keep detailed records and maintain a corrective and preventative action plan; and

•	allow FDA to inspect our manufacturing facilities on a periodic basis to monitor our compliance with Quality System Regulations.

Our manufacturing facility and processes have been inspected and certified in compliance with ISO 13485, applicable European medical device directives and Canadian Medical Device Requirements.

European Union and Other Regions

The European Union has adopted rules that require that medical products receive the right to affix the CE mark, which stands for Conformité Européenne. The CE mark demonstrates adherence to quality standards and compliance with relevant European medical device directives. Products that bear the CE mark can be imported to, sold or distributed within, the European Union.

Our initial version of the Urgent PC system received CE marking in November 2005. Our second generation Urgent PC system received CE mark approval and approval from the Canadian Therapeutic Products Directorate of Health in June 2006.

We received the CE mark approval for Macroplastique in 1996 for the treatment of male and female stress urinary incontinence and vesicoureteral reflux; for VOX in 2000 for vocal cord rehabilitation applications; for PTQ in 2002 for the treatment of fecal incontinence; and for Bioplastique in 1996 for dermal augmentation applications. Our manufacturing facilities and processes have been inspected and certified by AMTAC Certification Services, a recognized Notified Body, testing and certification firm based in the United Kingdom. The I-Stop sling received the CE mark approval in July 2002.

We currently sell our products in approximately 40 foreign countries, including those within the European Union. Requirements pertaining to medical devices vary widely from country to country, ranging from no health regulations to detailed submissions such as those required by FDA. We have obtained regulatory approval where required for us to sell our products in the country. We believe the extent and complexity of regulations for medical devices such as those produced by us are increasing worldwide. We anticipate that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase.

Patents, Trademarks and Licenses

Our success depends in part on our ability to obtain and maintain patent protection for our products, preserve our trademarks and trade secrets and operate without infringing the proprietary rights of third parties. We seek to protect our technology by filing patent applications for patentable technologies we consider important to the development of our business based on an analysis of the cost of obtaining a patent, the likely scope of protection and the relative benefits of patent protection compared to trade secret protection, among other considerations.

We acquired one granted and several pending patents related to the Urgent PC system when we purchased certain intellectual property assets from CystoMedix in April 2007, and we filed several related patent applications in 2006 and 2007, which are currently pending. In addition, we hold multiple patents covering tissue bulking materials, processes and applications. As of the date of this prospectus, we have four issued patents in the United States and 20 granted patents in the United Kingdom, Japan, Germany, France, Spain, Italy, Portugal, The Netherlands and Canada. Our patents will expire in the United States at various times between 2011 and 2016 and in other countries between 2009 and 2017. There can be no assurance any of our issued patents are of sufficient scope or strength to provide meaningful protection of our products. In addition, there can be no assurance any current or future United States and foreign patents of ours will not be challenged, narrowed, invalidated or circumvented by competitors or others, or that our patents will provide us with any competitive advantage. Any legal proceedings to maintain, defend or enforce our patent rights could be lengthy and costly, with no guarantee of success.

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

We acquired the Urgent PC trademark in April 2007 from CystoMedix. We have registered Macroplastique, VOX, PTQ and Bioplastique as trademarks with the U.S. Patent and Trademark Office. In addition, Macroplastique is registered throughout the European Union. CL Medical has licensed its non-registered trademark for the I-Stop sling to us for use in the United Kingdom for purposes of exercising our rights under our agreement with CL Medical.

We have certain royalty agreements under which we pay royalties on sales of Macroplastique, Bioplastique VOX, PTQ and the Macroplastique Implantation System.

Research and Development

We have a research and development program to develop, enhance and evaluate potential new incontinence products. This program incurs costs for regulatory submissions, regulatory compliance and clinical research. Clinical research includes studies for new applications or indications for existing products, post-approval regulatory and marketing and reimbursement approval by third-party payors. Our expenditures for research and development totaled approximately $1.8 million and $2.3 million for fiscal 2008 and 2007, respectively. None of these costs were borne directly by our customers.

Product Liability

The medical device industry is subject to substantial litigation. We face an inherent risk of liability for claims alleging adverse effects to the patient. We currently carry five million dollars of worldwide product liability insurance. There can be no assurance; however, our existing insurance coverage limits are adequate to protect us from any liabilities we might incur. Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all. Furthermore, we do not expect to be able to obtain insurance covering our costs and losses as a result of any product recall. A successful claim in excess of our insurance coverage could materially deplete our assets. Moreover, any claim against us could generate negative publicity, which could decrease the demand for our products and our ability to generate revenues.

Compliance with Environmental Laws

Compliance by us with applicable environmental requirements during fiscal years 2008 and 2007 has not had a material effect upon our capital expenditures, earnings or competitive position.

Dependence on Major Customers

We had two customers, accounting for approximately 7% and 6% of our net sales in fiscal 2008. During fiscal 2007, the same two customers each accounted for approximately 10% of our net sales.

Employees

As of March 31, 2008, we had 63 employees, of which 60 were full-time and 3 were part-time. No employee has a collective bargaining agreement with us. We believe we maintain good relations with our employees.

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

Our wholly owned foreign subsidiaries and their respective principal functions are as follows:

Uroplasty BV	Incorporated in The Netherlands, distributes the Urgent PC, Macroplastique, Bioplastique, VOX Implants, PTQ Implants and wound care products. Products are sold primarily through distributors.

Uroplasty LTD	Incorporated in the United Kingdom and acts as the sole distributor of Urgent PC, Macroplastique, Bioplastique, PTQ Implants, all of their accessories, and wound care products in the United Kingdom and Ireland. Also distributes the I-Stop in the United Kingdom. Products are sold primarily through a direct sales organization.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors set forth below and all other information contained in this Annual Report on Form 10-K before purchasing our common stock. If the following risks actually occur, our business, financial condition and results of operations could be seriously harmed, the price of our common stock could decline and you could lose part or all of your investment.

We continue to incur losses and may never reach profitability

We have incurred net losses in each of the last five fiscal years. As of March 31, 2008, we had an accumulated deficit of approximately $20 million primarily as a result of costs relating to the development, including seeking regulatory approvals, and commercialization of our products. We expect our operating expenses relating to sales and marketing activities, product development and clinical trials, including for FDA-mandated post-market clinical study for our Macroplastique product will continue to increase during the foreseeable future. To achieve profitability, we must generate substantially more revenue than we have in prior years. Our ability to achieve significant revenue growth will depend, in large part, on our ability achieve widespread market acceptance for our products and successfully expand our business in the U.S., which we cannot guarantee will happen. We may never realize significant revenue from the sale of our products or be profitable.

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

Our success depends on the availability of reimbursement for the cost of our products from third-party payors, such as government health authorities, private health insurance plans and managed care organizations. There is no uniform policy for reimbursement in the United States and foreign countries. As a relatively new therapy, PTNS using the Urgent PC system has not been assigned a reimbursement code unique to the technology. This affects the consistency and speed of reimbursement by payors and thus the willingness of practitioners to utilize our Urgent PC system. Overall, our experience to date indicates that reimbursement coverage is payor-specific. Accordingly, we cannot assure you that adequate coverage and reimbursement will be provided for the Urgent PC system in the future by third party payors. Changes in the extent or type of coverage or a reduction in reimbursement rates under any or all third-party reimbursement programs may cause a decline in purchases of our products, which would materially adversely affect the market for our products. Alternatively, we might respond to reduced reimbursement rates by reducing the prices of our products, which could also reduce our revenues.

We are unable to predict how quickly or how broadly the market will accept our products. If demand for our products fails to develop as we expect, our revenues will decline or we may be unable to increase our revenues and be profitable.

Our failure to achieve sufficient market acceptance of our products in the U.S., particularly for the Urgent PC, will limit our ability to generate revenue and be profitable. Many of our competitors’ products have available better and more predictable third-party reimbursement, a feature our competitors stress when competing with us. Market acceptance of our products will depend on our ability to demonstrate the safety, clinical efficacy, perceived benefits, cost-effectiveness and third party reimbursement of our products compared to products or treatment options of our competitors, and to train physicians in the proper application of our products. We cannot assure you that we will be successful in educating the marketplace about the benefits of using our products. Even if customers accept our products, this acceptance may not translate into sales if our competitors have developed similar products that our customers prefer. Furthermore, if our products do not achieve increasing market acceptance in the U.S. and internationally, our revenues will decline or we may be unable to increase our revenues and be profitable.

The size and resources of our competitors may allow them to compete more effectively than we can, which could adversely affect our potential profitability.

Our products compete against similar medical devices and other treatment methods, including drugs, for treating voiding dysfunctions. Many of our competitors have significantly greater financial, research and development, manufacturing and marketing resources than we have. Our competitors could use these resources to develop or acquire products that are safer, more effective, less invasive, less expensive or more readily accepted than our products. Their products could make our technology and products obsolete or noncompetitive. Our competitors could also devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can. If we are not able to compete effectively, then we may not be profitable.

We are primarily dependent on sales of two product lines and our business may suffer if sales of these product lines decline.

Currently, we are primarily dependent on sales of our Urgent PC system and Macroplastique product. In fiscal 2008, sales of our Urgent PC system and Macroplastique accounted for approximately 46% and 37%, respectively, of our total sales. In fiscal 2007, these products accounted for 20% and 51%, respectively, of our total net sales. If demand for our two product lines decline, our revenues and business prospects may suffer.

We may require additional financing in the future which may not be available to us when required, or may be available only on unfavorable terms.

Our future liquidity and capital requirements will depend on numerous factors including: the timing and cost involved in manufacturing scale-up and in expanding our sales, marketing and distribution capabilities in the United States markets; the cost and effectiveness of our marketing and sales efforts with respect to our existing products in international markets; the effect of competing technologies and market reimbursement and regulatory developments; and the cost involved in protecting our proprietary rights. Because we have yet to achieve profitability and generate positive cash flows, we may need to raise additional financing to support our operations and planned growth activities in the future. Any equity financing could substantially dilute your equity interests in our company and any debt financing could impose significant financial and operational restrictions on us. There can be no guarantee that we will be successful, as we currently have no committed sources of, or other arrangements with respect to, additional equity or debt financing. We cannot assure you that we will obtain additional financing on acceptable terms, or at all.

Our products and facilities are subject to extensive regulation, with which compliance is costly and which exposes us to penalties for non-compliance.

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

The marketing of our products requires a significant amount of time and expense in order to identify the physicians who may use our products, invest in training and education and employ a sales force that is large enough to interact with the targeted physicians. The ease and predictability of third-party reimbursement significantly impacts the success of our marketing activities. We may not have adequate resources to market our products successfully against larger competitors who have more resources than we do. If we cannot market our products successfully, our business and results of operations would be adversely affected.

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

Our success depends in part on our ability to protect our proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of trademark laws and confidentiality, noncompetition and other contractual arrangements to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. Our patents and patent applications if issued may not be broad enough to prevent competitors from introducing similar products into the market. Our patents, if challenged or if we attempt to enforce them, may not necessarily be upheld by the courts of any jurisdiction. In addition, patent protection in foreign countries may be different from patent protection under U.S. laws and may not be favorable to us. As a result, we may not be able to compete effectively.

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

Efforts on our part to enforce any of our proprietary rights are time-consuming and expensive, which may adversely affect our business and prospects and divert our management’s attention.

Product liability claims could adversely affect our business and results of operations.

The manufacture and sale of medical devices exposes us to significant risk of product liability claims, some of which may have a negative impact on our business. Our existing products were developed relatively recently and defects or risks that we have not yet identified may give rise to product liability claims. Our existing $5 million of worldwide product liability insurance coverage may be inadequate to protect us from any liabilities we may incur or we may not be able to maintain adequate product liability insurance at acceptable rates. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage and it is ultimately determined that we are liable, our business could suffer. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of some of our products. A recall of any of our products likely would be costly, would be uninsured and could also result in increased product liability claims. Further, while we train our physician customers on the proper usage of our products, we cannot ensure that they will implement our instructions accurately. If our products are used incorrectly by our customers, injury may result and this could give rise to product liability claims against us. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may divert management’s attention from other matters and may have a negative impact on our business and our results of operations.

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

We currently purchase several key materials used in our products from single source suppliers, including the finished products for our Urgent PC system. Our reliance on a limited number of suppliers subjects us to several risks, including an inability to obtain an adequate supply of required materials, price increases, untimely delivery and difficulties in qualifying alternative suppliers. We cannot be sure that acceptable alternative arrangements could be made on a timely basis. Additionally, the qualification of materials and processes as a result of a supplier change could be deemed as unacceptable to regulatory authorities and cause delays and increased costs due to additional test requirements. A significant interruption in the supply of materials, for any reason, could delay the manufacture and sale of our products, which would limit our ability to generate revenues.

If we are not able to maintain sufficient quality controls, regulatory approvals by the European Union, the FDA or other relevant authorities of our products could be delayed or denied and our sales and revenues will suffer.

The FDA, European Union or other related authorities could stop or delay approval of production of products if our manufacturing facilities do not comply with applicable manufacturing requirements. The FDA’s Quality System Regulations impose extensive testing, control, documentation and other quality assurance requirements. Canada and the European Union also impose requirements on quality systems of manufacturers, which are inspected and certified on a periodic basis and may be subject to additional unannounced inspections. Further, our suppliers are also subject to these regulatory requirements. Failure by any of our suppliers or us to comply with these requirements could prevent us from obtaining or retaining approval for and marketing of our products. We cannot assure you that our suppliers’ or our manufacturing facilities will comply with applicable regulatory requirements on a timely basis or at all.

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

Even if we complete future acquisitions, our business, financial condition and the results of operations could be negatively affected because:

•	we may be unable to integrate the acquired business or products successfully and realize anticipated economic, operational and other benefits in a timely manner; and

•	the acquisition may disrupt our ongoing business, distract our management and divert our resources.

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

We had two customers, accounting for approximately 7% and 6% of our net sales in fiscal 2008. During fiscal 2007, the same two customers each accounted for approximately 10% of our net sales. As a result, we face the risk that one or more of our key customers may decrease business or terminate relationships with us. If we are unable to replace any decrease in business from these customers, it could result in a material decrease in our revenue. This could adversely affect our financial condition.

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

Our stock price may fluctuate and be volatile.

The market price of our common stock may be subject to significant fluctuation due to the following factors, among others:

•	variations in our quarterly financial results;

•	developments regarding regulatory clearances or approvals of our products;

•	market acceptance of our products;

•	the success of our efforts to acquire or license additional products;

•	announcements of new products or technologies by us or our competitors;

•	developments regarding our patents and proprietary rights or those of our competitors;

•	developments in U.S. or international reimbursement systems;

•	changes in accounting standards, policies, guidance or interpretations;

•	sales of substantial amounts of our stock by existing shareholders; and

•	general economic conditions, including the current economic downturn.

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

We have a significant number of equity instruments outstanding subject to conversion to our common stock. As of March 31, 2008, we have 2,038,100 shares of our common stock subject to outstanding options and 2,116,928 shares of our common stock subject to outstanding warrants. Further, in April 2007, we issued 1,417,144 shares of our common stock to purchase from CystoMedix, Inc. certain intellectual property assets related to the Urgent PC. The shares issued to CystoMedix became eligible for public resale beginning in April 2008.

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement management attestation requirements relating to internal controls and all other aspects of Section 404 by our current March 31, 2009 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC. This type of action could adversely affect our financial results or investors’ confidence in our company and our ability to access capital markets and could cause our stock price to decline. In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC. If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner. Further, if we acquire any company in the future, we may incur substantial additional costs to bring the acquired company’s systems into compliance with Section 404.

Our corporate documents and Minnesota law contain provisions that could discourage, delay or prevent a change in control of our company.

Provisions in our articles of incorporation may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our articles of incorporation provide for a staggered board of directors, whereby directors serve for three-year terms, with approximately one third of the directors coming up for reelection each year. Having a staggered board will make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Description of Property

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. As of the date hereof, there is only a limited public trading market for our common stock.

Our common stock is listed on the American stock Exchange under the symbol “UPI.”

The following table sets forth the high and low closing prices for our common stock for our fiscal year ended March 31, 2008, as reported on the American Stock Exchange.

Fiscal Quarters	Low	High

First Quarter	$3.20	$5.00
Second Quarter	3.70	4.50
Third Quarter	3.57	4.26
Fourth Quarter	3.00	4.07

As of March 31, 2008, approximately 512 holders held our common stock of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table provides particular information regarding our equity compensation plans as of March 31, 2008.

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in the First Column)

Equity Compensation Plans Approved by Security Holders	938,100	$3.82	524,500	(2)

Equity Compensation Plans Not Approved by Security Holders (1)	1,398,357	$3.97	0

Total	2,336,457	$3.91	524,500

(1)	The following is a brief description of the various equity compensation plans not approved by our stockholders.

Our 1995 Stock Option Plan provided for the grant only of non-qualified stock options to our employees, directors, non-employees and consultants, generally exercisable for five years from the date of grant. At March 31, 2008, we had outstanding 80,000 vested options, at a weighted average exercise price of $4.50. We froze this plan in May 2006 and may not grant any new options from this plan.

We have also granted options from outside of our 1995 Stock Option Plan, generally to our executive officers, directors and employees for their services. At March 31, 2008 we had outstanding 1,020,000 such options (of which 917,500 are vested). These options, with a weighted average exercise price of $4.14, are exercisable over periods ranging from for 5 to 10 years from the date of grant.

Under a now expired consulting agreement for investor relations services with C.C.R.I. Corporation, we have outstanding five-year warrants, expiring in November 2008, to purchase 50,000 of our shares at an exercise price of $5.00 per share.

In connection with our April 2005 private placement, August 2006 private placement and December 2006 follow-on public offering, we granted the placement agent, Craig-Hallum Capital Group, LLC, five-year warrants to purchase 107,357, 69,500 and 121,500 of our shares, respectively, at an exercise price of $4.75, $2.50 and $2.40 per share, respectively.

(2)	On May 3, 2006, our shareholders adopted our 2006 Stock and Incentive Plan. At that time, we froze our other option plans previously approved by our shareholders. As of March 31, 2008, 524,500 securities remain available for future issuance under our 2006 Stock and Incentive Plan.

Repurchase of Common Stock. We did not repurchase any of our securities during fiscal 2008.

Item 6. Selected Financial Data

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions. Our primary focus is the commercialization of our Urgent PC system, which we believe is the only FDA-approved minimally invasive, office-based neurostimulation therapy for the treatment of urinary symptoms - urinary urgency, urinary frequency, and urge incontinence – often associated with overactive bladder (OAB). We also offer Macroplastique, a urethral bulking agent for the treatment of adult female stress urinary incontinence due to ISD. We believe physicians prefer our products because they offer an effective therapy for the patient, can be administered in office-based settings. We believe patients prefer our products because they are minimally invasive treatment alternatives that do not have the side effects associated with pharmaceutical treatment options.

Strategy

Our goal is to become the leading provider of minimally invasive, office-based neurostimulation solutions for patients who suffer from OAB symptoms. We also plan to market other unique products that can be sold to physicians focused on office-based procedures for the treatment of urinary incontinence. We believe that, with a suite of innovative products, we can increasingly garner the attention of key physicians, our independent sales representatives and distributors to enhance market acceptance of our products. The key elements of our strategy are to:

•	Educate physicians about the benefits of our Urgent PC system;

•	Build patient awareness of office-based solutions;

•	Focus on office-based solutions for physicians;

•	Increase market coverage in the United States and internationally; and

•	Develop, acquire or license new products.

Our Products

The Urgent PC system is a minimally invasive nerve stimulation device designed for office-based treatment of urge incontinence, urinary urgency and urinary frequency — symptoms often associated with OAB. Using a needle electrode inserted near the ankle, the Urgent PC system delivers an electrical pulse that travels to the sacral nerve plexus, a control center for bladder function. We believe that the Urgent PC system is the only PTNS device in the United States market for treatment of urinary symptoms often associated with OAB. We have received regulatory approvals for sale of the Urgent PC system in the United States, Canada and Europe.

Macroplastique is a minimally invasive, implantable soft tissue bulking product for the treatment of adult female stress urinary incontinence due to ISD. When Macroplastique is injected into tissue around the urethra, it stabilizes and “bulks” tissues close to the urethra, thereby providing the surrounding muscles with increased capability to control the release of urine. Macroplastique has been sold for urological indications in over 40 countries outside the United States since 1991. We began marketing this product in the United States in early 2007.

Our other products include:

I-Stop, a minimally invasive biocompatible, polypropylene, tension-free sling, for the treatment of female urinary incontinence. We distribute the I-Stop in the United Kingdom under an exclusive distribution with CL Medical.

PTQ, a minimally invasive, soft-textured, permanent implant for treatment of fecal incontinence and VOX for otolaryngology vocal cord rehabilitation applications are sold outside of the United States. In The Netherlands and United Kingdom only, we distribute certain wound care products in accordance with a distributor agreement.

Sales, Distribution and Marketing

We are focusing our sales and marketing efforts primarily on urologists, urogynecologists and gynecologists with significant office-based and outpatient surgery-based patient volume. We believe the United States is a significant opportunity for future sales of our products. In order to grow our United States business, we have expanded our sales organization, consisting of direct field sales personnel and independent sales representatives, marketing organization to market our products directly to our customers and reimbursement department. We anticipate further increasing our sales and marketing organization in the United States, as needed, to support our sales growth. By expanding our United States presence, we intend to develop long-standing relationships with leading physicians treating incontinence and overactive bladder symptoms. Outside of the United States, we sell our products primarily through a direct sales organization in the United Kingdom and primarily through distributors in other markets.

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

Accounts Receivable. We carry our accounts receivable at the original invoice amount less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts. We determine the allowance for doubtful accounts based on the customer’s financial health, and both historical and expected credit loss experience. We write off our accounts receivable when we deem them uncollectible. We record recoveries of accounts receivable previously written off when received.

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

Impairment of Long-Lived Assets. Long-lived assets at March 31, 2008 consist of property, plant and equipment and intangible assets. We review our long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If we consider such assets impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell.

Share-Based Compensation. FASB published SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). SFAS 123(R) requires that we recognize the compensation cost relating to share-based payment transactions, including grants of employee stock options, in our financial statements. We must measure that cost based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

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

Income Taxes. We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences. As of March 31, 2008, we have generated approximately $20.6 million in U.S. net operating loss carryforwards that we cannot use to offset taxable income in foreign jurisdictions. We recognize a valuation allowance when we determine it is more likely than not that we will not realize a portion of the deferred tax asset. We have established a valuation allowance for U.S. and certain foreign deferred tax assets due to the uncertainty that we will generate enough income in those taxing jurisdictions to utilize the assets.

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

Set forth below is management’s discussion and analysis of the financial condition and results of operations for the fiscal years ended March 31, 2008 and 2007.

Results of Operations

Net Sales. In fiscal 2008, net sales were $13.9 million, representing a $5.5 million or 67% increase compared to net sales of $8.3 million in fiscal 2007. Excluding the impact of fluctuations in foreign currency exchange rates, net sales increased by approximately 59%. Sales in the U.S. contributed approximately 58 percentage points to the reported sales growth.

Sales to customers in the U.S. in fiscal 2008 totaled $6.3 million, representing a $4.8 million or 332 percent increase compared to $1.5 million in fiscal 2007. We attribute this growth primarily to the sales of Urgent PC system and the expanded sales organization.

Sales to customers outside the U.S. in fiscal 2008 were $7.6 million, representing a $0.7 million or 10% increase compared to $6.9 million in fiscal 2007. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 1%, as decline in sales of Macroplastique-related products was nearly offset by the increase in sales of our other products.

Gross Profit. Gross profit was $10.9 million and $5.7 million for the fiscal years ended March 31, 2008 and 2007, respectively, or 79% and 69% of net sales in the respective periods.

We attribute the lower gross profit percentage for the fiscal year ended March 31, 2007 to the $107,000 of charges related to rework, scrap and warranty. Furthermore, we incurred $16,000 of restructuring charges (net of pension curtailment benefit) and $187,000 of inventory write-off charges relating to the discontinuance of the I-Stop product sales in the U.S.

We attribute the higher gross profit percentage for fiscal year ended March 31, 2008 to the increase in manufacturing capacity utilization, and savings of approximately $370,000 (offset by $130,000 of rent and lease exit charges) due to the discontinuation of manufacturing at our Eindhoven, The Netherlands facility. During the fiscal 2008 period, we also realized a favorable impact of approximately one percentage point in gross margin due to an increase in the average selling price in the U.S. of the lead sets used with our Urgent PC system and a favorable product mix. We estimate that, during the fiscal 2008 period, the increased manufacturing capacity utilization, as a result of increased sales, added approximately three percentage points to our gross margin. Offsetting these favorable items was a charge of $179,000 for inventory write offs (of which $134,000 was in the fourth fiscal quarter).

General and Administrative Expenses. General and administrative (G&A) expenses increased from $3.1 million in fiscal 2007 to $3.7 million in fiscal 2008. Included in fiscal 2007 is a $594,000 non-cash, SFAS 123 (R) charge for share-based employee compensation, compared with a charge of $664,000 in fiscal 2008. Excluding share-based compensation charges, G&A expenses increased by $526,000, primarily because of an increase in personnel-related costs and consulting fees, offset by a reduction in rent expense for our leased facilities in the United Kingdom and the U.S.

Research and Development Expenses. Research and development (R&D) expenses decreased from $2.3 million in fiscal 2007 to $1.8 million in fiscal 2008. We attribute the decrease primarily to reduced consulting expenses of $219,000 and a decrease in personnel-related costs of $278,000. In fiscal 2007 we incurred consulting expenses associated with the development of our second generation Urgent PC system and preparation for a clinical study.

Selling and Marketing Expenses. Selling and marketing expenses increased from $5.2 million in fiscal 2007 to $8.5 million in fiscal 2008. We attribute the increase primarily to a $2.5 million increase in commissions for independent sales representatives and compensation-related costs for our expanded U.S. sales organization, a $352,000 increase in travel related costs, a $211,000 increase in costs to attend tradeshows, and an increase in other costs to support our expanded sales organization and marketing activities.

Amortization of Intangibles. Amortization of intangibles increased from $104,000 in fiscal 2007 to $844,000 in fiscal 2008. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million. We are amortizing the intellectual property assets acquired over six years, starting in April 2007.

Other Income (Expense). Other income (expense) includes interest income, interest expense, warrant expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Other income was $160,000 and $142,000 for fiscal 2008 and fiscal 2007, respectively. Interest income increased from $120,000 to $312,000 in fiscal 2008 because of higher average invested cash balance. In fiscal 2008 we incurred a foreign currency exchange loss of $118,000, compared to a foreign currency exchange gain of $27,000 in fiscal 2007. We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries.

In May 2002, we conducted a public rights offering. In the rights offering, we issued to those shareholders who exercised their rights three shares of our common stock and a warrant, exercisable through July 2004, to purchase an additional share of our common stock. We registered with the SEC the issuance of the shares, the warrants and the shares underlying the warrants. In July 2004, we suspended the right to exercise the warrants shortly before their scheduled expiration date because we announced a planned restatement of our fiscal 2004 financial statements. In November 2004, we became current with our SEC filings. In April 2005, we chose to issue like-kind replacement warrants to the holders of the expired warrants. The terms for the replacement warrants required that we issue shares covered by a registration statement and maintain the effectiveness of the registration (by making timely SEC filings) for the warrant holders to receive registered shares upon exercise of the warrants. In April 2005, we recognized a liability and equity charge of $1.4 million associated with the grant of these warrants, and subsequently recognized in other income (expense) the change in fair value of the warrants due to the change in the value of our common stock issuable upon exercise of these warrants. We determined the fair value of the warrants using the Black-Scholes option-pricing model. The period to exercise the warrants ended in March 2007. We recognized a net warrant expense of $29,000 in fiscal 2007.

Income Tax Expense: In fiscal 2008 and fiscal 2007, we recorded income tax expense $55,000 and $146,000, primarily related to our Dutch subsidiary. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions.

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

Our non-GAAP operating loss of approximately $1.8 million in fiscal 2008 declined from $3.9 million in fiscal 2007. Fiscal 2008 results include a $130,000 charge attributed to rent and cost to exit the lease for our manufacturing facility in Eindhoven, The Netherlands, $110,000 charge for severance pay and a $179,000 charge for write-off of inventory. Fiscal 2007 results include a $16,000 charge for restructuring, and a $187,000 charge for write-off of inventory. We attribute the fiscal 2008 decline in non-GAAP operating loss primarily to the increase in sales and an improvement in gross margin rate, offset partially by an increase in cash operating expenses.

	Years ended
	March 31,
	2008	2007

Gross Profit
GAAP gross profit	$10,920,676	$5,720,466
% of sales	79%	69%
SFAS 123 (R) stock-based compensation	22,531	1,361
Depreciation expenses	54,635	52,081

Non-GAAP gross profit	10,997,842	5,773,908

Operating Expenses
GAAP operating expenses	14,849,871	10,692,791
SFAS 123 (R) stock-based compensation	1,016,362	745,156
Depreciation expenses	174,384	144,257
Amortization expenses	843,533	103,511

Non-GAAP operating expenses	12,815,592	9,699,867

Operating Loss
GAAP operating loss	(3,929,195)	(4,972,325)
SFAS 123 (R) stock-based compensation	1,038,893	746,517
Depreciation expenses	229,019	196,338
Amortization expenses	843,533	103,511

Non-GAAP operating loss	$(1,817,750)	$(3,925,959)

Liquidity and Capital Resources

Cash Flows. As of March 31, 2008, our cash and cash equivalent and short-term investments balances totaled $10.1 million.

At March 31, 2008, we had working capital of approximately $10.6 million. In fiscal 2008, we used $1.8 million of cash for operating activities, compared to $3.5 million of cash used in fiscal 2007. We attribute the decrease in cash used in operating activities primarily to the increase in sales and an improvement in gross profit rate, offset partially by increase in cash operating expenses.

Sources of Liquidity. Net cash provided by financing activities was $5.3 million and $7.8 million in fiscal 2008 and fiscal 2007, respectively.

In August 2006, we entered into a securities purchase agreement with certain investors pursuant to which we sold approximately 1.4 million shares of our common stock for $1.50 per share, together with warrants to purchase 764,500 shares (inclusive of warrants issued to the selling agent) of our common stock, for an aggregate purchase price of approximately $2.1 million. After offset for our estimated costs of $275,000, we received net proceeds of approximately $1.8 million. The warrants are exercisable for five years (commencing 181 days after closing) at an exercise price of $2.50 per share.

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

The proceeds from exercise of warrants and options were $785,000 in fiscal 2008.

Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $790,000) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (5.25% base rate on March 31, 2008), subject to a minimum interest rate of 3.5% per annum. At March 31, 2008, we had no borrowings outstanding on this credit line.

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

Commitments and Contingencies. We believe that our current resources, funds generated from sale of our products together with our credit lines will be adequate to meet our cash flow needs, including regulatory activities associated with our existing products, through the end of the next fiscal year (fiscal 2009).

We expect to continue to incur significant costs for clinical studies to support the marketing of our products and for regulatory activities associated with the FDA-required, post-market studies in the United States for the Macroplastique product. We also expect that during fiscal 2009, we will continue to incur significant expenses to support our U.S. selling and marketing organization.

In April 2007, we acquired from CystoMedix certain intellectual property assets related to the Urgent PC product and terminated the April 2005 exclusive manufacturing and distribution agreement. In consideration, we issued CystoMedix 1,417,144 shares of our common stock valued at approximately $4.7 million.

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

We have a defined benefit pension plan covering seven employees in The Netherlands. We pay premiums to an insurance company to fund annuities for these employees. However, we are responsible for funding additional annuities based on continued service and future salary increases. We closed this defined benefit plan for new employees in April 2005. As of that date, the Dutch subsidiary established a defined contribution plan that now covers new employees. We also closed our UK subsidiary’s defined benefit plan to further accrual for all employees effective December 31, 2004, and, effective March 2005, established a defined contribution plan that now covers new employees.

In January 2006, we entered into a long-term lease with Liberty Property Limited Partnership for an 18,258 square foot facility for our U.S. headquarters located at 5420 Feltl Road, Minnetonka, Minnesota. The lease effective date was May 1, 2006, has a term of 96 months, requires average annual minimum rent payments of approximately $140,000 and requires payments for operating expenses we estimated at approximately $89,000 over 12 months.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 but do not believe the adoption will have a significant impact on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. If we adopt this standard, we do not expect it to have a material effect on our financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS 141(R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment of pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB 51,” which establishes accounting and reporting standards that require noncontrolling interests to be reported as a component of equity. SFAS 160 also requires that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions and that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively as of the beginning of the fiscal year in which the statement is applied.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

The information contained in Exhibit 13 under the headings “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Shareholders’ Equity and Comprehensive Loss,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “Report of Independent Registered Public Accounting Firms” is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On February 19, 2008, our Audit Committee dismissed McGladrey & Pullen, LLP as our independent registered public accounting firm. On February 21, 2008, our Audit Committee engaged Grant Thornton, LLP as our new independent registered public accounting firm.

During our two most recent fiscal years and any subsequent interim period preceding McGladrey & Pullen, LLP’s dismissal, we had no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to McGladrey & Pullen, LLP’s satisfaction, would have caused such firm to make reference to the subject matter of the disagreement in connection with its report.

During the two fiscal years ended March 31, 2007 and 2006, and in the subsequent interim period ended February 19, 2008, there were no “reportable events” as defined in Section 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

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

Internal Control Matters. We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information contained under the headings “Election of Directors,” “Executive Officers” and “Section 16 Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the heading “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the heading “Principal Shareholders and Beneficial Ownership of Management” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information contained under the heading “Certain Relationships and Related Party Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

This information is contained under the headings “Fees,” “All Other Fees” and “Pre-Approval Process” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

Allowance for doubtful accounts and sales returns

		Additions
	Balance at	charged to		Effects of foreign	Balance at
	beginning of	costs and	Written off,	currency	end of fiscal
	fiscal year	expenses	less recoveries	fluctuations	year

Fiscal Year ended March 31, 2008	$7,000	$146,000	$(71,000)	$-	$82,000

Fiscal Year ended March 31, 2007	42,000	8,000	(46,000)	3,000	7,000

3. Exhibits

(a) Exhibits incorporated by reference.

Number	Description

2.1	First Amended Joint Plan of Reorganization (Modified) dated January 31, 1994 (Incorporated by reference to Exhibit 8.2 to Registrant’s Registration Statement on Form 10SB)
3.1	Restated Articles of Incorporation of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2, Registration Statement No. 333-146787)
3.2	Amendment to Restated Articles of Incorporation of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.3 to Registrant’s Form 8-K dated October 24, 2006)
4.1	Form of Stock Certificate representing shares of our Common Stock (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 10SB)
4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form SB-2, Registration No. 333-128313)
4.3	Form of Selling Agent’s Warrant (Incorporated by reference to Exhibit 4.3 to Registrant’s Form SB-2/A 1 filed November 27, 2006, Registration No. 333-138267)

Number	Description

10.1	Settlement Agreement and Release dated November 30, 1993 by and between Bioplasty, Inc., Bio-Manufacturing, Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A. Beisang III, MD and Robert A. Ersek, MD (Incorporated by reference to Exhibit 6.1 to Registrant’s Registration Statement on Form 10SB)
10.2	Purchase and Sale Agreement dated December 1, 1995 by and among Bio-Vascular, Inc., Bioplasty, Inc., and Uroplasty, Inc. (Incorporated by reference to Exhibit 6.2 to Registrant’s Registration Statement on Form 10SB)
10.3	License Agreement dated December 1, 1995 by and between Bio-Vascular, Inc. and Uroplasty, Inc. (Incorporated by reference to Exhibit 6.3 to Registrant’s Registration Statement on Form 10SB)
10.4	Unsecured $640,000 Promissory Note dated March 30, 1994 by and between Bioplasty, Inc., Uroplasty, Inc. and Bioplasty Product Claimants’ Trust (Incorporated by reference to Exhibit 6.5 to Registrant’s Registration Statement on Form 10SB)
10.5	Agreement and Satisfaction dated January 30, 1995 by and between Bioplasty Product Claimants’ Trust and Bioplasty, Inc. (Incorporated by reference to Exhibit 6.6 to Registrant’s Registration Statement on Form 10SB)
10.6	Asset Sale and Satisfaction of Debt Agreement dated June 23, 1995 by and between Bioplasty, Inc. and Uroplasty, Inc. (Incorporated by reference to Exhibit 6.7 to Registrant’s Registration Statement on Form 10SB)
10.7	Executory Contract Assumption Stipulation dated December 28, 1993 by and between Bioplasty, Inc., Uroplasty, Inc., and Collagen Corporation (Incorporated by reference to Exhibit 6.8 to Registrant’s Registration Statement on Form 10SB)
10.8	Settlement and License Agreement dated July 23, 1992 by and between Collagen Corporation, Bioplasty, Inc., and Uroplasty, Inc. (Incorporated by reference to Exhibit 6.9 to Registrant’s Registration Statement on Form 10SB)
10.9	Employment Agreement between Uroplasty, Inc. and Susan Holman dated December 7, 1999. (Incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-KSB for the year ended 03-31-2000.)*
10.10	Employment Agreement between Uroplasty, Inc. and Larry Heinemann dated December 7, 1999. (Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-KSB for the year ended 03-31-2000.)*
10.11	Agreement, dated October 14, 1998, by and between Uroplasty, Inc. and Samir M. Henalla (pertaining to Macroplastique Implantation System). (Incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-KSB/A for the year ended 03-31-2001)
10.12	Employment Agreement between Uroplasty, Inc. and Mr. Marc Herregraven dated November 15, 2002. (Incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-KSB for the year ended 03-31-2003)*
10.13	Form of Securities Purchase Agreement dated as of April 21, 2005, by and among Uroplasty, Inc., and the investors identified on the signature pages thereto (Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K dated April 21, 2005)
10.14	Form of Warrant (Incorporated by reference to Exhibit 10.21 to Registrant’s Form 8-K dated April 21, 2005)
10.15	Form of Registration Rights Agreement dated as of April 21, 2005, by and among Uroplasty, Inc., and the investors named therein (Incorporated by reference to Exhibit 10.22 to Registrant’s From 8-K dated April 21, 2005)
10.16	Employment Agreement between Uroplasty, Inc. and Mahedi A. Jiwani dated November 14, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-QSB for the period ended September 30, 2005)*
10.17	Lease Agreement between Uroplasty, Inc. and Liberty Property Limited Partnership dated January 20, 2006 (Incorporated by reference to Exhibit 10.25 to Registrant’s Form 8-K dated January 24, 2006)

Number	Description

10.18	Employment Agreement between Uroplasty, Inc. and David B. Kaysen dated May 17, 2006 (Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-KSB for the fiscal year ended March 31, 2006)*
10.20	Form of Registration Rights Agreement dated as of August 7, 2006, by and among Uroplasty, Inc., and the investors identified named therein (Incorporated by reference to Exhibit 10.34 to Registrant’s Form 8-K dated August 8, 2006)
10.21	Form of Warrant dated August 7, 2006 (Incorporated by reference to Exhibit 10.33 to Registrant’s From 8-K dated August 8, 2006)
10.22	Form of Purchase Agreement, dated as of March 15, 2007, by and between Uroplasty, Inc. and CystoMedix, Inc. (Incorporated by reference to Exhibit 10.36 to Registrant’s Form 8-K filed March 20, 2007
10.23	Business Loan Agreement and related Promissory Note dated May 1, 2007 with Venture Bank (Incorporated by reference to Exhibit 10.37 to Registrant’s Form 8-K dated May 4, 2007)
14.1	Revised Code of Ethics titled Code of Business Conduct and Ethics for Directors, Officers and Employees (Incorporated by reference to Exhibit 14.1 to Registrant’s Form 8-K filed April 11, 2007)

*	Management contract, compensation plan or arrangement

(c) Exhibits filed herewith.

Number	Description

13	Financial Statements
21.0	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton, LLP
23.2	Consent of Independent Registered Public Accounting Firm – McGladrey & Pullen, LLP
31	Certifications by the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications by the CEO and CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 9, 2008                           UROPLASTY, INC.

By	/s/ David B. Kaysen
David B. Kaysen
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title / Capacity	Date

/s/ David B. Kaysen David B. Kaysen	President, Chief Executive Officer and Director (Principal Executive Officer)	June 9, 2008

/s/ Mahedi A. Jiwani Mahedi A. Jiwani	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 9, 2008

/s/ R. Patrick Maxwell R. Patrick Maxwell	Chairman of the Board of Directors	June 9, 2008

/s/ Thomas E. Jamison Thomas E. Jamison	Director	June 9, 2008

/s/ Lee A. Jones Lee A. Jones	Director	June 9, 2008

/s/ James P. Stauner James P. Stauner	Director	June 9, 2008

/s/ Sven A. Wehrwein Sven A. Wehrwein	Director	June 9, 2008