Form 10-Q
period 2008-06-30
UROPLASTY INC
filed 2008-08-01
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008

☐	Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from                      to                     .
Commission File No. 000-20989

UROPLASTY, INC.
(Exact name of registrant as specified in its Charter)

Minnesota, U.S.A.	41-1719250
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
5420 Feltl Road
Minnetonka, Minnesota, 55343
(Address of principal executive offices)
(912) 426-6140
(Registrant’s telephone number, including area code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
As of July 31, 2008 the registrant had 14,946,540 shares of common stock outstanding.

INDEX
UROPLASTY INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	March 31, 2008
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,932,234	$3,880,044
Short-term investments	4,308,304	6,266,037
Accounts receivable, net	2,187,908	2,318,604
Income tax receivable	58,370	50,841
Inventories	527,583	558,657
Other	404,276	244,517

Total current assets	12,418,675	13,318,700

Property, plant, and equipment, net	1,619,632	1,638,953

Intangible assets, net	3,989,915	4,200,890

Prepaid pension asset	33,265	26,482

Deferred tax assets	107,946	105,298

Total assets	$18,169,433	$19,290,323

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	March 31, 2008
	(unaudited)
Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities – long-term debt	$47,373	$84,879
Deferred rent – current	35,000	35,000
Accounts payable	451,659	661,624
Accrued liabilities:
Compensation	770,993	1,471,950
Other	401,869	486,480

Total current liabilities	1,706,894	2,739,933

Long-term debt – less current maturities	392,384	413,279
Deferred rent – less current portion	172,628	180,979
Accrued pension liability	409,572	353,411

Total liabilities	2,681,478	3,687,602

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 14,946,540 and 14,916,540 shares issued and outstanding at June 30 and March 31, 2008, respectively	149,465	149,165
Additional paid-in capital	35,297,004	35,014,313
Accumulated deficit	(20,241,878)	(19,835,230)
Accumulated other comprehensive income	283,364	274,473

Total shareholders’ equity	15,487,955	15,602,721

Total liabilities and shareholders’ equity	$18,169,433	$19,290,323

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Net sales	$4,525,622	$2,948,674
Cost of goods sold	707,967	594,212

Gross profit	3,817,655	2,354,462

Operating expenses
General and administrative	1,038,714	808,374
Research and development	405,519	506,125
Selling and marketing	2,620,035	1,632,789
Amortization of intangibles	210,975	216,521

	4,275,243	3,163,809

Operating loss	(457,588)	(809,347)

Other income (expense)
Interest income	75,115	76,383
Interest expense	(6,834)	(11,365)
Foreign currency exchange loss	(5,770)	(2,029)
Other, net	—	1,879

	62,511	64,868

Loss before income taxes	(395,077)	(744,479)

Income tax expense	11,571	96,156

Net loss	$(406,648)	$(840,635)

Basic and diluted loss per common share	$(0.03)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	14,916,540	12,981,466
See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Three months ended June 30, 2008
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at March 31, 2008	14,916,540	$149,165	$35,014,313	$(19,835,230)	$274,473	$15,602,721

Share-based consulting and compensation	30,000	300	282,691	—	—	282,991

Comprehensive loss	—	—	—	(406,648)	8,891	(397,757)

Balance at June 30, 2008	14,946,540	$149,465	$35,297,004	$(20,241,878)	$283,364	$15,487,955

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(406,648)	$(840,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280,822	263,850
Gain on disposal of equipment	—	(2,771)
Stock-based consulting expense	16,029	14,067
Stock-based compensation expense	266,962	153,019
Deferred income taxes	(2,637)	572
Deferred rent	(8,750)	(8,750)
Changes in operating assets and liabilities:
Accounts receivable	129,863	(524,327)
Inventories	32,627	10,651
Other current assets and income tax receivable	(167,223)	(926)
Accounts payable	(208,510)	(97,291)
Accrued liabilities	(784,377)	(472,737)
Accrued pension liability, net	48,922	(145,556)

Net cash used in operating activities	(802,920)	(1,650,834)

Cash flows from investing activities:
Proceeds from sale of short-term investments	4,500,000	600,000
Purchase of short-term investments	(2,542,267)	—
Purchases of property, plant and equipment	(50,750)	(78,948)
Proceeds from sale of equipment	—	9,952
Payments for intangible assets	—	(89,725)

Net cash provided by investing activities	1,906,983	441,279

Cash flows from financing activities:
Proceeds from financing obligations	—	178,374
Repayment of debt obligations	(58,187)	(115,067)
Net proceeds from issuance of common stock, warrants and option exercise	—	575,998

Net cash provided by (used in) financing activities	(58,187)	639,305

Effect of exchange rates on cash and cash equivalents	6,314	11,232

Net increase in cash and cash equivalents	1,052,190	559,018

Cash and cash equivalents at beginning of period	3,880,044	3,763,702

Cash and cash equivalents at end of period	$4,932,234	$3,204,684

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,850	$9,099
Cash paid during the period for income taxes	19,759	15,573

Supplemental disclosure of non-cash financing and investing activities:
Purchase of intellectual property funded by issuance of stock	—	$4,658,861
See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
We have prepared our condensed consolidated financial statements included in this Form 10-Q, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. The consolidated results of operations for any interim period are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2008.
The condensed consolidated financial statements presented herein as of June 30, 2008 and for the three-month periods ended June 30, 2008 and 2007 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2008. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three month period ended June 30, 2008, and we have made no changes to these policies during fiscal 2009.
2. Short-term Investments
Short-term investments consist of certificates of deposit that mature within the next twelve months. Based on the short-term nature of these investments, their cost approximates their fair market value.
3. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories consist of the following:

	June 30, 2008	March 31, 2008
Raw materials	$186,178	$215,378
Work-in-process	18,230	15,438
Finished goods	323,175	327,841

	$527,583	$558,657

We purchase several medical grade materials and other components for use in our finished products from single source suppliers meeting our quality and other requirements. Although we believe our supply sources could be replaced if necessary without due disruption, the process of qualifying new suppliers could cause an interruption in our ability to manufacture our products, which could have a negative impact on sales.

4. Intangible Assets
Intangible Assets. Our intangible assets are comprised of patents and licensed technology which we amortize on a straight-line basis over their estimated useful lives or contractual terms, whichever is less.

		June 30, 2008
		Gross
	Estimated	Carrying	Accumulated
	Lives (Years)	Amount	Amortization	Net value
Licensed technology	5	$26,290	$26,290	$—
Patents and inventions	6	5,449,230	1,459,315	3,989,915

		$5,475,520	$1,485,605	$3,989,915

		March 31, 2008

Licensed technology	5	$26,290	$26,290	$—
Patents and inventions	6	5,449,230	1,248,340	4,200,890

		$5,475,520	$1,274,630	$4,200,890

In April 2007, we acquired from CystoMedix patents and certain intellectual property assets related to the Urgent PC product and terminated the April 2005 exclusive manufacturing and distribution agreement. In consideration, we issued CystoMedix 1,417,144 shares of common stock valued at approximately $4.7 million. We have capitalized the consideration plus approximately $77,000 of costs related to the transaction as patents and inventions.
Estimated annual amortization for these assets for the years ending March 31, is as follows:

Remainder of 2009	$633,000
2010	840,000
2011	839,000
2012	839,000
2013	839,000

$3,990,000

5. Deferred Rent and Leasehold Improvements
We entered into an 8-year operating lease agreement, effective May 2006, for our corporate facility in Minnesota. As part of the agreement, the landlord provided an incentive of $280,000 for leasehold improvements. We recorded this incentive as deferred rent and are amortizing it as a reduction in lease expense over the lease term in accordance to SFAS 13, “Accounting for Leases” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” We are amortizing the leasehold improvements over the shorter of the asset life or the lease term.
6. Comprehensive Loss
Comprehensive loss consists of accumulated translation adjustment, and pension related items as follows:

	Three Months Ended
	June 30,
	2008	2007
Net loss	$(406,648)	$(840,635)
Items of other comprehensive income (loss):
Accumulated translation adjustment	8,870	22,127
Pension related	21	(3,300)

Comprehensive loss	$(397,757)	$(821,808)

Other accumulated comprehensive income (loss) at June 30, 2008 totalled $283,364 and consists of $420,980 for accumulated translation adjustment and $(137,616) for accumulated additional pension liability.
7. Net Loss per Common Share
The following restricted stock, options and warrants outstanding at June 30, 2008 and 2007, to purchase shares of common stock, were excluded from diluted loss per common share because of their anti-dilutive effect:

	Number of Restricted	Range of Exercise
	Stock/Options/Warrants	Prices
For the three months ended:
June 30, 2008	4,324,528	$1.82 to $5.30
June 30, 2007	4,131,178	$1.10 to $5.30
8. Warrants
As of June 30, 2008, we had issued and outstanding warrants to purchase an aggregate of 2,116,928 common shares, at a weighted average exercise price of $3.81.
In connection with the equity offerings of April 2005 private placement, August 2006 private placement and December 2006 follow-on offering, we issued five-year warrants to purchase 1,180,928, 764,500, 121,500 common shares, respectively, at exercise prices of $4.75, $2.50 and $2.40 per share, respectively.
Under a now expired consulting agreement for investor relations services with C.C.R.I. Corporation, we have outstanding five-year warrants, expiring in November 2008, to purchase 50,000 of our shares at an exercise price of $5.00 per share.
9. Share-based Compensation
As of June 30, 2008, we had one active plan (2006 Stock and Incentive Plan) for share-based compensation grants. Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately. Under this plan, we had reserved 1,200,000 shares of our common stock for stock-based grants, and as of June 30, 2008, we had remaining 352,500 shares available for grant. We generally grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.
We account for share-based compensation costs under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment-Revised 2004.” We incurred a total of approximately $283,000 and $167,000 in share-based expense (inclusive of $16,000 and $14,000, respectively, for option grants to consultants) for the three months ended June 30, 2008 and 2007, respectively.
We determined the fair value of our option awards using the Black-Scholes option pricing model. We used the following weighted-average assumptions to value the options granted during the following periods:

	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2007
Expected life in years	4.31	4.35
Risk-free interest rate	3.35%	4.67%
Expected volatility	82.41%	108.28%
Expected dividend yield	0	0
Weighted-average fair value	$2.01	$3.34

The expected life selected for options granted during the quarter represents the period of time that we expect our options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Expected volatilities are based upon historical volatility of our stock. We estimate a forfeiture rate for stock awards of up to 14% based on the historical employee turnover rates. The expected life of the options is based on the historical life of previously granted options.
As of June 30, 2008, we had approximately $649,000 of unrecognized compensation cost related to share-based payments that we expect to recognize over a weighted-average period of 1.53 years.
The following table summarizes the activity related to our stock options during the three months ended June 30, 2008:

			Weighted Avg.
		Weighted	Remaining	Aggregate
	Number of	Avg. Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Options outstanding at beginning of period	2,038,100	$4.01		$—
Options granted	194,500	3.17
Options exercised	—	—
Options cancelled	(55,000)	4.01

Options outstanding at end of period	2,177,600	$3.94	4.68	$447,675

Exercisable at end of period	1,763,846	$4.08	4.76	$357,700

The following table summarizes the activity related to our restricted stock (RS) during the three months ended June 30, 2008:

		Weighted	Weighted Avg.
		Avg. Grant	Remaining	Aggregate
	Number of	Date Fair	Contractual	Intrinsic
	Shares	Value	Life (Years)	Value
RS unvested at beginning of period	—	$—		$—
RS granted	30,000	3.11
RS vested	—	—
RS cancelled	—	—

RS unvested at end of period	30,000	$3.11	0.63	$93,220

The aggregate intrinsic value represents the total pre-tax value of restricted stock that holders would have received (based on the closing price of our Company’s common stock on the grant date) had all restricted stock vested and if we had issued common stock to the holders on the grant date. As of June 30, 2008, we had $76,800 of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards that we expect to recognize over a weighted-average period of 0.63 years.
10. Savings and Retirement Plans
We sponsor various plans for eligible employees in the United States (U.S.), the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the U.S. conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We did not make any contribution to the U.S. plan in the first quarter of fiscal 2009 and fiscal 2008.

Our international subsidiaries have defined benefit retirement plans for eligible employees. These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans. We froze the UK subsidiary’s defined benefit plan on December 31, 2004. On March 10, 2005, we established a defined contribution plan for the UK subsidiary. We closed The Netherlands subsidiary’s defined benefit retirement plan for new employees, as of April 1, 2005. On April 1, 2005, we established a defined contribution plan for new employees for The Netherlands subsidiary.
The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,
	2008	2007
Gross service cost	$18,162	$21,258
Interest cost	25,740	22,485
Expected return on assets	4,333	(16,578)
Amortization	1,083	1,590

Net periodic retirement cost	$49,319	$28,755

Major assumptions used in the above calculations include:

	Three
	Months Ended
	June 30,
	2008	2007
Discount rate	6.10-6.70%	4.90-5.30%
Expected return on assets	5.00-6.10%	4.90-5.00%
Expected rate of increase in future compensation:
General	3%	3%
Individual	0%-3%	0%-3%
The United Kingdom pension plan is in an over funded position and its funded status is shown as a prepaid pension asset. The Netherlands pension plan is in an under funded position and its funded status is shown as accrued pension liability.
We made aggregate contributions of approximately $4,000 and $177,000, respectively, during the three months ended June 30, 2008 and 2007 to the two defined plans.
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
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and we do not deem them to be long-term balances. For the three months ended June 30, 2008 and 2007, we recognized foreign currency losses of $5,800 and $2,000, respectively.
12. Income Tax Expense
During the three months ended June 30, 2008 and 2007, our Dutch subsidiary recorded income tax expense of $12,000 and $96,000, respectively. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions. Effective January 1, 2008, the maximum Dutch income tax rate is 25.5% for taxable income in excess of €200,000.
Effective April 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109,” which prescribes a recognition threshold and a measurement attribute for financial statement recognition of tax positions we take or expect to take in a tax return. It is management’s responsibility to determine whether it is “more-likely-than-not” that a taxing authority will sustain a tax position upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. At adoption on April 1, 2007, we had no unrecognized tax benefits which needed adjustment. We reviewed all income tax positions taken or that we expect to take for all open tax years and determined that our income tax positions are appropriately stated and supported for all open years. Accordingly, adoption of FIN 48 did not have a significant effect on our consolidated financial statements.
Under our accounting policies we would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At the adoption date of April 1, 2007, we recognized no interest or penalties related to uncertain tax positions. As of June 30, 2008, we recorded no accrued interest or penalties related to uncertain tax positions.
The fiscal tax years 2004 through 2008 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions to which we are subject. In addition, we are subject to examination by certain foreign taxing authorities for which the fiscal years 2003 through 2008 remain open for examination. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next 12 months.
13. Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS 141(R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment of pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements — An Amendment of ARB 51,” which establishes accounting and reporting standards that require reporting of noncontrolling interests as a component of equity. SFAS 160 also requires that a parent account as equity transaction, changes in ownership interest while it retains its controlling interest. SFAS further requires that a parent initially measure at fair value any retained noncontrolling equity investment upon the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which the statement is applied.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 157 and SFAS 159 were effective beginning with our current quarter. The adoption of these two statements did not have an impact on our financial position or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We recommend that you read this Report on Form 10-Q in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2008.
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
Our business operates in highly competitive markets and is subject to changes in general economic conditions, competition, reimbursement levels, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in our Securities and Exchange Commission filings.
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
Overview
We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions. Our primary focus is the commercialization of our Urgent PC system, which we believe is the only FDA-approved minimally invasive, office-based neurostimulation therapy for the treatment of urinary urgency, urinary frequency, and urge incontinence — symptoms often associated with OAB. We also offer Macroplastique, a urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to ISD. We believe physicians prefer our products because they offer an effective therapy for the patient, can be administered in office-based settings and, to the extent reimbursement is in place, provide the physicians a new profitable recurring revenue stream. We believe patients prefer our products because they are minimally invasive treatment alternatives and they do not have the side effects associated with pharmaceutical treatment options.
Strategy
Our goal is to become the leading provider of minimally invasive, office-based neurostimulation solutions for patients who suffer from OAB symptoms. We also plan to market other unique products that can be sold to physicians focused on office-based procedures for the treatment of urinary urgency, urinary frequency and urge incontinence. We believe that, with a suite of innovative products, we can increasingly garner the attention of key physicians, our independent sales representatives and distributors to enhance market acceptance of our products. The key elements of our strategy are to:
•	Educate physicians about the benefits of our Urgent PC system;

•	Build patient awareness of office-based solutions;

•	Focus on office-based solutions for physicians;

•	Increase market coverage in the United States and internationally; and

•	Develop, acquire or license new products.

Our Products
The Urgent PC system is a minimally invasive nerve stimulation device designed for office-based treatment of urge incontinence, urinary urgency and urinary frequency — symptoms often associated with OAB. Using a needle electrode inserted near the ankle, the Urgent PC system delivers an electrical pulse that travels to the sacral nerve plexus, a control center for bladder function. We believe that the Urgent PC system is the only percutaneous nerve stimulation (PTNS) device in the United States market for treatment of urinary symptoms often associated with OAB. We have received regulatory approvals for sale of the Urgent PC system in the United States, Canada and Europe.
Macroplastique is a minimally invasive, implantable soft tissue bulking product for the treatment of adult female stress urinary incontinence primarily due to ISD. When Macroplastique is injected into tissue around the urethra, it stabilizes and “bulks” tissues close to the urethra, thereby providing the surrounding muscles with increased capability to control the release of urine. We have sold Macroplastique for urological indications in over 40 countries outside the United States since 1991. We began marketing this product in the United States in early 2007.
We distribute in the United Kingdom the I-Stop, a minimally invasive biocompatible, polypropylene, tension-free sling, for the treatment of female urinary incontinence. CL Medical manufactures the I-Stop for us.
We manufacture and, in certain countries outside of the United States, market PTQ® Implants, a minimally invasive, soft-textured, permanent implant for treatment of fecal incontinence and VOX® Implants for otolaryngology vocal cord rehabilitation applications. In The Netherlands and United Kingdom only, we distribute certain wound care products in accordance with a distributor agreement.
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
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2008. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three month period ended June 30, 2008, and we have made no changes to these policies during fiscal 2009.
Set forth below is management’s discussion and analysis of the financial condition and results of operations for the three months ended June 30, 2008 and 2007.
Results of Operations
Three months ended June 30, 2008 compared to three months ended June 30, 2007
Net Sales: During the three months ended June 30, 2008, net sales of $4.5 million represented a $1.6 million, or a 53% increase, over net sales of $2.9 million for the three months ended June 30, 2007. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 46%. We attribute this growth in sales to our customers in the U.S. as a result of our expanded U.S. sales organization and the continued growth in sales of our Urgent PC system.
Sales to customers in the U.S. in the three months ended June 30, 2008 increased to $2.2 million from $1.0 million in the three months ended June 30, 2007. We attribute this growth primarily to the Urgent PC system and the expanded sales organization. During the three months ended June 30, 2008, we had sales of $187,000 of our Macroplastique product in the U.S., which we launched in the U.S. early in 2007.
Sales to customers outside the U.S. for the three months ended June 30, 2008 and 2007 were $2.3 and $1.9 million, respectively, an increase of 20%. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 7%. We attribute the increase primarily to the increase in sales of our Macroplastique-related products.
Gross Profit: Gross profit was $3.8 million and $2.4 million for the three months ended June 30, 2008 and 2007, respectively, or 84% and 80% of net sales in the respective periods. We attribute the higher gross profit percentage in the three months ended June 30, 2008 primarily to the favorable product mix attributed to, and cost reductions and an increase in the average selling price of, our Urgent PC system.
General and Administrative Expenses (G&A): G&A expenses increased from $808,000 during the three months ended June 30, 2007 to $1,039,000 during the same period in 2008. Included in the three-month period ended June 30, 2007 is a $93,000 non-cash, SFAS 123 (R) charge for share-based employee compensation, compared with a charge of $123,000 in the three-month period ended June 30, 2008. Excluding share-based compensation charges, G&A expenses increased by $201,000, primarily because of an increase in personnel-related costs and other costs associated with changes we made to enhance Sarbanes-Oxley compliance.
Research and Development Expenses (R&D): R&D expenses decreased from $506,000 during the three months ended June 30, 2007 to $406,000 during the same period in 2008. We attribute the decrease primarily to a decrease in personnel-related costs, and a $50,000 decrease in spending for clinical studies. We expect our R&D spending to increase from our current level as we undertake additional clinical studies.
Selling and Marketing Expenses (S&M): S&M expenses increased from $1.6 million during the three months ended June 30, 2007 to $2.6 million during the same period in 2008. We attribute the increase to a $573,000 increase primarily for commissions to independent sales representatives and compensation-related costs for our expanded sales organization, a $43,000 increase in costs to attend tradeshows, a $146,000 increase in travel related costs, and an increase in other costs to support our expanded sales organization and marketing activities.
Amortization of Intangibles: Amortization of intangibles decreased from $217,000 during the three months ended June 30, 2007 to $211,000 during the same period in 2008. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million, which we are amortizing over six years.
Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Net other income was $63,000 and $65,000 for the three months ended June 30, 2008 and 2007, respectively.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency loss of $5,800 and $2,000 for the three months ended June 30, 2008 and 2007, respectively.
Income Tax Expense: During the three months ended June 30, 2008 and 2007, our Dutch subsidiary recorded income tax expense of $12,000 and $96,000, respectively. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions. Effective January 1, 2008, the maximum Dutch income tax rate is 25.5% for taxable income in excess of €200,000.
Non-GAAP Financial Measures: The following table reconciles our financial results calculated in accordance with accounting principles generally accepted in the U.S. (GAAP) to non-GAAP financial measures that exclude non-cash charges for stock options under SFAS 123 (R), and depreciation and amortization expenses from gross profit, operating expenses and operating loss. The non-GAAP financial measures used by management and disclosed by us are not a substitute for, or superior to, financial measures and consolidated financial results calculated in accordance with GAAP, and you should carefully evaluate our reconciliations to non-GAAP. We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies. Therefore, our non-GAAP financial measures may not be comparable to those used by other companies. We have described the reconciliations of each of our non-GAAP financial measures above to the most directly comparable GAAP financial measures.
Management uses our non-GAAP financial measures, and in particular non-GAAP operating loss, for internal managerial purposes because we believe such measures are one important indicator of the strength and the performance of our business as they provide a link to operating cash flow. We also believe that analysts and investors use such measures to evaluate the overall operating performance of companies in our industry, including as a means of comparing period-to-period results and as a means of evaluating our results with those of other companies.
Our non-GAAP operating gain of approximately $106,000 for the three months ended June 30, 2008 increased from a $378,000 operating loss in same period fiscal 2008. We attribute the fiscal 2009 non-GAAP operating gain primarily to the increase in sales and an improvement in gross margin rate, offset partially by an increase in cash operating expenses.

	Three Months Ended
	June 30,
	2008	2007
Gross Profit
GAAP gross profit	$3,817,655	$2,354,462
% of sales	84%	80%
SFAS 123 (R) stock-based compensation	16,375	579
Depreciation expense	12,790	15,550

Non-GAAP gross profit	3,846,820	2,370,591

Operating Expenses
GAAP operating expenses	4,275,243	$3,163,809
SFAS 123 (R) stock-based compensation	266,616	166,506
Depreciation expense	57,057	31,779
Amortization expense	210,975	216,521

Non-GAAP operating expenses	3,740,595	2,749,003

Operating Loss
GAAP operating loss	(457,588)	(809,347)
SFAS 123 (R) stock-based compensation	282,991	167,085
Depreciation expense	69,847	47,329
Amortization expense	210,975	216,521

Non-GAAP operating income (loss)	$106,225	$(378,412)

Liquidity and Capital Resources
Cash Flows.
At June 30, 2008, our cash and cash equivalent and short-term investments balances totaled $9.2 million.

At June 30, 2008, we had working capital of approximately $10.7 million. For the three months ended June 30, 2008, we used $803,000 of cash in operating activities, compared to $1.6 million of cash used in the same period a year ago. We attribute the decrease in cash used in operating activities primarily to the increase in sales, an improvement in gross profit rate and a decrease in cash used for working capital, offset partially by an increase in cash operating expenses.
Sources of Liquidity.
Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $790,000) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (5.5% base rate on June 30, 2008), subject to a minimum interest rate of 3.5% per annum. At June 30, 2008, we had no borrowings outstanding on this credit line.
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
Commitments and Contingencies.
We expect to continue to incur significant costs for clinical studies to support the marketing of our products and for regulatory activities associated with the FDA-required, post-market studies in the United States for the Macroplastique product. We also expect that during the remainder of fiscal 2009, we will continue to incur significant expenses to support our U.S. selling and marketing organization.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk

Due to the global nature of our operations, we are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business. Our primary exchange rate exposures are with the Euro and the British pound. The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfer of goods between our operations in the United States and abroad and transaction gains and losses. In addition to the direct financial impact, foreign currency exchange has an indirect financial impact on our results, including the effect on sales volumes within local economies and the impact of any pricing actions taken as a result of foreign exchange rate fluctuations. Because our products are currently manufactured or sourced primarily from the United States, a stronger dollar generally has a negative impact on results from operations outside the United States, while a weaker dollar generally has a positive effect. We could experience favorable or unfavorable foreign exchange effects for the remainder of our current fiscal year, compared with prior year results.

Other Matters

Management regularly reviews our business operations, processes and overall organizational structure with the objective of improving our financial performance. As a result of this ongoing process to improve financial performance, we may incur restructuring charges in the future which, if taken, could be material to our financial results.
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls Procedures. Within the 90 days prior to the date of this report, our President and Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on this evaluation, these officers concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including such officers, to allow timely decisions regarding disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
(b) Changes in Internal Controls. We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There were no changes in our internal controls over financial reporting during the three months ended June 30, 2008, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Any control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system inherently has limitations, and the benefits of controls must be weighed against their costs. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Therefore, no evaluation of a cost-effective system of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
Not applicable due to our status as a “ Smaller Reporting Company.”
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
ITEM 3. Defaults upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None
ITEM 5. Other Information
None.
ITEM 6. Exhibits
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

UROPLASTY, INC.
Date: August 1, 2008	By:	/s/ DAVID B. KAYSEN
David B. Kaysen
President and Chief Executive Officer

Date: August 1, 2008	By:	/s/ MAHEDI A. JIWANI
Mahedi A. Jiwani
Chief Financial Officer