Form 10-Q
period 2008-09-30
UROPLASTY INC
filed 2008-11-03
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐      NO ☑
As of October 31, 2008 the registrant had 14,946,540 shares of common stock outstanding.

INDEX
UROPLASTY INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008
	(unaudited)	March 31, 2008
Assets

Current assets:
Cash and cash equivalents	$3,675,592	$3,880,044
Short-term investments	5,349,105	6,266,037
Accounts receivable, net	1,690,285	2,318,604
Income tax receivable	34,445	50,841
Inventories	527,460	558,657
Other	359,598	244,517

Total current assets	11,636,485	13,318,700

Property, plant, and equipment, net	1,546,601	1,638,953

Intangible assets, net	3,778,949	4,200,890

Prepaid pension asset	36,482	26,482

Deferred tax assets	105,961	105,298

Total assets	$17,104,478	$19,290,323

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008
	(unaudited)	March 31, 2008
Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities – long-term debt	$—	$84,879
Deferred rent – current	35,000	35,000
Accounts payable	504,126	661,624
Accrued liabilities:
Compensation	952,034	1,471,950
Other	339,260	486,480

Total current liabilities	1,830,420	2,739,933

Long-term debt – less current maturities	—	413,279
Deferred rent – less current portion	164,277	180,979
Accrued pension liability	290,744	353,411

Total liabilities	2,285,441	3,687,602

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 14,946,540 shares issued and outstanding at September 30, 2008 and 14,916,540 shares issued and outstanding at March 31, 2008	149,465	149,165
Additional paid-in capital	35,504,014	35,014,313
Accumulated deficit	(20,802,842)	(19,835,230)
Accumulated other comprehensive income (loss)	(31,600)	274,473

Total shareholders’ equity	14,819,037	15,602,721

Total liabilities and shareholders’ equity	$17,104,478	$19,290,323

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$3,920,516	$3,039,543	$8,446,138	$5,988,217
Cost of goods sold	549,199	669,041	1,257,166	1,263,253

Gross profit	3,371,317	2,370,502	7,188,972	4,724,964

Operating expenses
General and administrative	918,394	1,147,432	1,957,108	1,955,806
Research and development	327,978	426,997	733,498	933,122
Selling and marketing	2,505,598	1,974,583	5,125,632	3,607,372
Amortization of intangibles	210,966	206,482	421,941	423,003

	3,962,936	3,755,494	8,238,179	6,919,303

Operating loss	(591,619)	(1,384,992)	(1,049,207)	(2,194,339)

Other income (expense)
Interest income	63,542	65,239	138,656	141,622
Interest expense	(6,750)	(9,279)	(13,585)	(20,644)
Foreign currency exchange gain (loss)	5,038	(13,877)	(732)	(15,906)
Other, net	(4,687)	—	(4,687)	1,880

	57,143	42,083	119,652	106,952

Loss before income taxes	(534,476)	(1,342,909)	(929,555)	(2,087,387)

Income tax expense	26,487	41,783	38,057	137,940

Net loss	$(560,963)	$(1,384,692)	$(967,612)	$(2,225,327)

Basic and diluted loss per common share	$(0.04)	$(0.10)	$(0.06)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	14,916,540	13,342,284	14,916,540	13,162,862
See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Six months ended September 30, 2008
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at March 31, 2008	14,916,540	$149,165	$35,014,313	$(19,835,230)	$274,473	$15,602,721

Share-based consulting and compensation	30,000	300	489,701	—	—	490,001

Comprehensive loss	—	—	—	(967,612)	(306,073)	(1,273,685)

Balance at September 30, 2008	14,946,540	$149,465	$35,504,014	$(20,802,842)	$(31,600)	$14,819,037

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended September 30, 2008 and 2007
(Unaudited)

	Six Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(967,612)	$(2,225,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	566,949	529,766
(Gain) Loss on disposal of equipment	4,687	(2,771)
Share-based consulting expense	36,409	26,005
Share-based compensation expense	453,592	644,637
Deferred income taxes	(10,164)	2,474
Deferred rent	(17,500)	(17,500)
Changes in operating assets and liabilities:
Accounts receivable	537,959	(498,578)
Inventories	(11,128)	(16,176)
Other current assets and income tax receivable	(108,041)	64,660
Accounts payable	(145,610)	190,508
Accrued liabilities	(634,851)	(80,460)
Accrued pension liability, net	(44,772)	(305,435)

Net cash used in operating activities	(340,082)	(1,688,197)

Cash flows from investing activities:
Proceeds from sale of short-term investments	8,808,304	1,800,000
Purchase of short-term investments	(7,891,373)	(1,200,000)
Purchases of property, plant and equipment	(130,421)	(135,984)
Proceeds from sale of equipment	—	4,417
Payments for intangible assets	—	(89,725)

Net cash provided by investing activities	786,510	378,708

Cash flows from financing activities:
Proceeds from financing obligations	—	178,374
Repayment of debt obligations	(455,913)	(184,458)
Net proceeds from issuance of common stock, warrants and option exercise	—	768,298

Net cash provided by (used in) financing activities	(455,913)	762,214

Effect of exchange rates on cash and cash equivalents	(194,967)	93,320

Net decrease in cash and cash equivalents	(204,452)	(453,955)

Cash and cash equivalents at beginning of period	3,880,044	3,763,702

Cash and cash equivalents at end of period	$3,675,592	$3,309,747

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,612	$17,024
Cash paid during the period for income taxes	35,474	38,923

Supplemental disclosure of non-cash financing and investing activities:
Purchase of intellectual property funded by issuance of stock	$—	$4,658,861
See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
We have prepared our condensed consolidated financial statements included in this Form 10-Q, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. The consolidated results of operations for any interim period are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2008.

The condensed consolidated financial statements presented herein as of September 30, 2008 and for the three and six-month periods ended September 30, 2008 and 2007 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2008. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three and six-month periods ended September 30, 2008, and we have made no changes to these policies during fiscal 2009.
2. Short-term Investments
Short-term investments consist of certificates of deposit that mature within the next twelve months. Based on the short-term nature of these investments, their cost approximates their fair market value.
3. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories consist of the following:

	September 30, 2008	March 31, 2008
Raw materials	$186,815	$215,378
Work-in-process	29,870	15,438
Finished goods	310,775	327,841

	$527,460	$558,657

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

		September 30, 2008
		Gross
	Estimated	Carrying	Accumulated
	Lives (Years)	Amount	Amortization	Net value
Licensed technology	5	$26,290	$26,290	$—
Patents and inventions	6	5,449,230	1,670,281	3,778,949

		$5,475,520	$1,696,571	$3,778,949

		March 31, 2008
Licensed technology	5	$26,290	$26,290	$—
Patents and inventions	6	5,449,230	1,248,340	4,200,890

		$5,475,520	$1,274,630	$4,200,890

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
Estimated annual amortization for these assets for the years ending March 31, is as follows:

Remainder of 2009	$422,000
2010	840,000
2011	839,000
2012	839,000
2013	839,000

$3,779,000

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

6. Comprehensive Loss
Comprehensive loss consists of net loss, translation adjustments and additional pension liability as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(560,963)	$(1,384,692)	$(967,612)	$(2,225,327)
Items of other comprehensive income (loss):
Translation adjustment	(326,738)	156,903	(317,868)	179,030
Pension related	11,774	(8,365)	11,795	(11,665)

Comprehensive loss	$(875,927)	$(1,236,154)	$(1,273,685)	$(2,057,962)

Other accumulated comprehensive income (loss) at September 30, 2008 totalled $(31,600) and consists of $94,241 for accumulated translation adjustment and $(125,841) for accumulated additional pension liability.
7. Net Loss per Common Share
The following restricted stock, options and warrants outstanding at September 30, 2008 and 2007, to purchase shares of common stock, were excluded from diluted loss per common share because of their anti-dilutive effect:

	Number of Restricted	Range of Exercise
	Stock/Options/Warrants	Prices
For the six months ended:
September 30, 2008	4,340,361	$1.82 to $5.30
September 30, 2007	4,119,578	$1.82 to $5.30
8. Credit Facilities
In September 2008 we entered into a one-year business loan agreement with Venture Bank. The agreement provides for a credit line of up to $2 million secured by the assets of our company. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand and 80% of the value of our eligible U.S. accounts receivable; provided, however, our total liabilities, inclusive of the amount borrowed, may not exceed our tangible net worth. To be eligible to borrow any amount, we must maintain a minimum tangible net worth of $5 million. Interest on the loan is charged at a per annum rate of the greater of 7.5% or one percentage point over the prime rate (5.00 % prime rate on September 30, 2008). At September 30, 2008, we had no borrowing outstanding on this credit line.
Uroplasty BV, our subsidiary, has an agreement for an indefinite term with Rabobank of The Netherlands for a €500,000 (approximately $720,000) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (5.85% base rate on September 30, 2008), subject to a minimum interest rate of 3.5% per annum. At September 30, 2008, we had no borrowings outstanding on this credit line.
9. Warrants
As of September 30, 2008, we had issued and outstanding warrants to purchase an aggregate of 2,116,928 common shares, at a weighted average exercise price of $3.81.
In connection with the equity offerings of April 2005 private placement, August 2006 private placement and December 2006 follow-on offering, we issued five-year warrants to purchase 1,180,928, 764,500 and 121,500 common shares, respectively, at exercise prices of $4.75, $2.50 and $2.40 per share, respectively.

Under a now expired consulting agreement for investor relations services with C.C.R.I. Corporation, we have outstanding five-year warrants, expiring in November 2008, to purchase 50,000 of our shares at an exercise price of $5.00 per share.
10. Share-based Compensation
As of September 30, 2008, we had one active plan (2006 Amended Stock and Incentive Plan) for share-based compensation grants. Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately. Under this plan, we had reserved 2,700,000 shares of our common stock for share-based grants. On September 18, 2008 our shareholders amended this plan to increase the number of reserved shares of our common stock, and as of September 30, 2008, we had remaining 1,819,167 shares available for grant. We generally grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.
We account for share-based compensation costs under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment–Revised 2004.” We incurred a total of approximately $490,000 and $671,000 in share-based expense (inclusive of approximately $36,000 and $26,000, respectively, for option grants to consultants) for the six months ended September 30, 2008 and 2007, respectively.
We determined the fair value of our option awards using the Black-Scholes option pricing model. We used the following weighted-average assumptions to value the options granted during the following periods:

	Six Months Ended	Six Months Ended
	September 30, 2008	September 30, 2007
Expected life in years	4.08	4.03
Risk-free interest rate	3.16%	4.61%
Expected volatility	82.76%	91.47%
Expected dividend yield	0	0
Weighted-average fair value	$1.90	$2.85
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
The following table summarizes the activity related to our stock options for the six months ended September 30, 2008:

			Weighted Avg.
		Weighted	Remaining	Aggregate
	Number of	Avg. Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Options outstanding at beginning of period	2,038,100	$4.01		$—
Options granted	232,000	3.05
Options exercised	—	—
Options cancelled	(76,667)	3.93

Options outstanding at end of period	2,193,433	$3.91	4.44	$78,900

Exercisable at end of period	1,877,178	$4.01	4.46	$78,900

The aggregate intrinsic value represents the total pre-tax value of in-the-money options that holders would realize based on an exercise price equal to the closing price of our Company’s common stock on September 30, 2008. As of September 30, 2008, we had approximately $520,400 of unrecognized share-based compensation expense, net of estimated forfeitures, related to options that we expect to recognize over a weighted-average period of 1.37 years.

The following table summarizes the activity related to our restricted stock for the six months ended September 30, 2008:

		Weighted	Weighted Avg.
		Avg. Grant	Remaining	Aggregate
	Number of	Date Fair	Contractual	Intrinsic
	Shares	Value	Life (Years)	Value
Shares unvested at beginning of period	—	$—		$—
Shares granted	30,000	3.11
Shares vested	—	—
Shares cancelled	—	—

Shares unvested at end of period	30,000	$3.11	0.38	$93,220

The aggregate intrinsic value represents the total pre-tax value of restricted stock that holders would have received (based on the closing price of our Company’s common stock on the grant date) had all restricted stock vested and if we had issued common stock to the holders on the grant date. As of September 30, 2008, we had $41,200 of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards that we expect to recognize over a weighted-average period of 0.38 years.
11. Savings and Retirement Plans
We sponsor various plans for eligible employees in the United States (U.S.), the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the U.S. conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees.  We may also make discretionary contributions ratably to all eligible employees.  We did not make any contribution to the U.S. plan for the six months ended September 30, 2008 and 2007.
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
The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three and six-months ended September 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gross service cost	$17,494	$21,670	$35,657	$42,927
Interest cost	24,778	22,910	50,518	45,395
Expected return on assets	4,187	(16,891)	8,520	(33,469)
Amortization	1,044	1,619	2,127	3,209

Net periodic retirement cost	$47,503	$29,308	$96,822	$58,062

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
We made aggregate contributions of approximately $144,000 and $371,000, respectively, for the six months ended September 30, 2008 and 2007 to the two defined plans.
12. Foreign Currency Translation
We translate all assets and liabilities using period-end exchange rates. We translate statements of operations items using average exchange rates for the period. We record the resulting translation adjustment within accumulated other comprehensive income (loss), a separate component of shareholders’ equity. We recognize foreign currency transaction gains and losses in our consolidated statements of operations, including unrealized gains and losses on short-term intercompany obligations using period-end exchange rates. We recognize unrealized gains and losses on long-term intercompany obligations within accumulated other comprehensive loss, a separate component of shareholders’ equity.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and we do not deem them to be long-term balances. For the three months ended September 30, 2008 and 2007, we recognized foreign currency exchange gain (loss) of $5,038 and $(13,877), respectively. For the six months ended September 30, 2008 and 2007, we recognized foreign currency exchange loss of $732 and $15,906, respectively.
13. Income Tax Expense
For the three months ended September 30, 2008 and 2007, our Dutch subsidiary recorded income tax expense of $26,487 and $41,783, respectively. For the six months ended September 30, 2008 and 2007, our Dutch subsidiary recorded income tax expense of $38,057 and $137,640, respectively. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions. Effective January 1, 2008, the maximum Dutch income tax rate is 25.5% for taxable income in excess of €200,000.
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
Under our accounting policies we would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At the adoption date of April 1, 2007, we recognized no interest or penalties related to uncertain tax positions. As of September 30, 2008, we recorded no accrued interest or penalties related to uncertain tax positions.

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
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements — An Amendment of ARB 51,” which establishes accounting and reporting standards that require reporting of noncontrolling interests as a component of equity. SFAS 160 also requires that a parent account as equity transactions, changes in ownership interest while it retains its controlling interest. SFAS 160 further requires that a parent initially measure at fair value any retained noncontrolling equity investment upon the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which the statement is applied.
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
Forward-looking Statements
This Form 10-Q contains “forward-looking statements” relating to projections, plans, objectives, estimates, and other statements of future economic performance. These forward-looking statements are subject to known and unknown risks and uncertainties relating to our future performance that may cause our actual results, performance, or achievements, or industry results, to differ materially from those expressed or implied in any such forward-looking statements. Our business operates in highly competitive markets and is subject to changes in general economic conditions, competition, reimbursement levels, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and from time to time in our filings with the Securities and Exchange Commission.
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
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2008. Based upon our review, we have determined that these policies remain our most critical accounting policies for the six month period ended September 30, 2008, and we have made no changes to these policies during fiscal 2009.
Overview
We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions. Our primary focus is the continued commercialization of our Urgent PC system, which we believe is the only FDA-approved minimally invasive, office-based neurostimulation therapy for the treatment of urinary urgency, urinary frequency, and urge incontinence – symptoms often associated with overactive bladder (OAB). We also offer Macroplastique, a urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to intrinsic sphincter deficiency (ISD). We believe physicians prefer our products because they offer an effective therapy for the patient, can be administered in office-based settings and, to the extent reimbursement is in place, provide the physicians a new profitable recurring revenue stream. We believe patients prefer our products because they are minimally invasive treatment alternatives and they do not have the side effects associated with pharmaceutical treatment options.
Our net sales have increased significantly during the first six months ended September 30, 2008 over the corresponding year ago period, as our UrgentPC System has begun to be adopted by a larger number of physicians in the United States. We have also realized increased sales of our Macroplastique product, which we introduced in the U.S. market in late 2007. With the growth in our Urgent PC sales and the benefit of increased manufacturing capacity utilization, we have realized increased gross margins. Although we have incurred increased sales and marketing expenses, primarily to support the growth in our U.S. business, the increased sales and the improvement in gross margins, together with relatively stable general and administrative expenses and decrease in research and development expenses, have allowed us to significantly decrease our net loss in the past six months.
During the past few months, our Urgent PC sales in the U.S. have moderated, primarily because of reimbursement related issues for Urgent PC treatments . The American Medical Association has advised the medical community that their previously recommended “listed” CPT code for reimbursement of Urgent PC treatments be replaced with an “unlisted” code. Some third-party insurance carriers are now reassessing their coverage and reimbursement policies for Urgent PC treatments. However, many other third party payors, including Aetna, under its national policy, and several local Blue Cross/Blue/Shield plans across the U.S., as well as many other carriers on a case-by-case basis, continue to cover Urgent PC treatments. We are working with third party payors to clarify the reimbursement process and have commissioned an additional clinical study that we anticipate may assist in obtaining the specific “listed” CPT code that will encourage broader use of our Urgent PC. We anticipate spending $1.0 million to $1.4 million for this clinical study, substantially all of it in the second half of our current fiscal year.
Results of Operations
Three months ended September 30, 2008 compared to three months ended September 30, 2007
Net Sales: During the three months ended September 30, 2008, net sales of $3.9 million represented a $0.9 million or a 29% increase over net sales of $3.0 million for the three months ended September 30, 2007. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 27%. We attribute this growth in sales to our customers in the U.S. as a result of our expanded U.S. sales organization and the growth in sales of our Urgent PC system.
Sales to customers in the U.S. in the three months ended September 30, 2008 of $2.2 million increased 83% from $1.2 million in the three months ended September 30, 2007. We attribute this growth primarily to the Urgent PC system and the expanded sales organization. During the three months ended September 30, 2008, we had sales of $254,000 of our Macroplastique product in the U.S., which we launched in the U.S. early in 2007.
Sales to customers outside the U.S. for the three months ended September 30, 2008 and 2007 were $1.7 and $1.8 million, respectively, a decrease of 7%. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales decreased by approximately 10%. We attribute the decrease primarily to a decrease in sales of our Macroplastique-related and I-Stop products, offset by an increase in sales of our the Urgent PC system.

Gross Profit: Gross profit was $3.4 million and $2.4 million for the three months ended September 30, 2008 and 2007, respectively, or 86% and 78% of net sales in the respective periods. We attribute the higher gross profit percentage in the three months ended September 30, 2008 primarily to the favorable product mix, cost reductions and an increase in the average selling price attributed to our Urgent PC system, as well as to higher manufacturing capacity utilization.
General and Administrative Expenses (G&A): G&A expenses decreased from $1.1 million during the three months ended September 30, 2007 to $0.9 million during the same period in 2008. Included in the three-month period ended September 30, 2007 is a $370,000 non-cash, SFAS 123 (R) charge for share-based employee compensation, compared with a charge of $94,000 in the three-month period ended September 30, 2008. Excluding share-based compensation charges, G&A expenses increased by $47,000.
Research and Development Expenses (R&D): R&D expenses decreased from $427,000 during the three months ended September 30, 2007 to $328,000 during the same period in 2008. We attribute the decrease primarily to a decrease in personnel-related costs, a $25,000 decrease in SFAS 123 (R) non-cash charges for share-based employee compensation, and a $65,000 decrease in spending for clinical studies and related consulting expense. We expect our R&D spending to increase from our current level as we ramp up for a new clinical study.
Selling and Marketing Expenses (S&M): S&M expenses increased from $2.0 million during the three months ended September 30, 2007 to $2.5 million during the same period in 2008. We attribute the increase primarily to a $424,000 increase in commissions to independent sales representatives and compensation-related costs for our expanded sales organization, a $82,000 increase in travel related costs, an increase in other costs to support our expanded sales organization and marketing activities and a $69,000 charge for severance pay, offset by a $94,000 decrease in costs to attend tradeshows.
Amortization of Intangibles: Amortization expenses of intangibles were $211,000 and $206,000 during the three months ended September 30, 2008 and 2007, respectively. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million, which we are amortizing over six years.
Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Net other income was $57,000 and $42,000 for the three months ended September 30, 2008 and 2007, respectively.
We recognize foreign currency exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency exchange gain (loss) of $5,000 and $(14,000) for the three months ended September 30, 2008 and 2007, respectively.
Income Tax Expense: During the three months ended September 30, 2008 and 2007, our Dutch subsidiary recorded income tax expense of $26,000 and $42,000, respectively. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions. Effective January 1, 2008, the maximum Dutch income tax rate is 25.5% for taxable income in excess of €200,000.
Six months ended September 30, 2008 compared to six months ended September 30, 2007
Net Sales: During the six months ended September 30, 2008, net sales were $8.4 million, representing a $2.5 million or a 41% increase compared to net sales of $6.0 million for the six months ended September 30, 2007. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 36%. We attribute the vast majority of this growth in sales to our customers in the U.S. as a result of our expanded U.S. sales organization, and the continued growth in sales of our Urgent PC system. Also, in the six months ended September 30, 2008, sales of our Macroplastique product increased, which we attribute to our increased marketing focus in the U.S.
Sales to customers in the U.S. increased to $4.4 million during the six months ended September 30, 2008, from $2.2 million in the same period last year. We attribute this growth primarily to the Urgent PC system and the expanded sales organization. During the six months ended September 30, 2008, we had sales of $441,000 of our Macroplastique product in the U.S., which we launched in the U.S. early in 2007.
Sales to customers outside the U.S. for the six months ended September 30, 2008 were $4.0 million, representing a $0.3 million or 7% increase, compared to $3.8 million for the six months ended September 30, 2007. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales decreased by approximately 1%.

Gross Profit: Gross profit was $7.2 million and $4.7 million for the six months ended September 30, 2008 and 2007, respectively, or 85% and 79% of net sales in the respective periods. We attribute the higher gross profit percentage in the six months ended September 30, 2008 primarily to the favorable product mix, cost reductions and an increase in the average selling price attributed to our Urgent PC system, as well as to higher manufacturing capacity utilization.
General and Administrative Expenses (G&A): G&A expenses were $2.0 million during the six months ended September 30, 2008 and 2007. Included in the six-month period ended September 30, 2007 is a $464,000 non-cash, SFAS 123 (R) charge for share-based employee compensation, compared with a charge of $217,000 in the six-month period ended September 30, 2008. Excluding share-based compensation charges, G&A expenses increased by $247,000, primarily because of an increase in personnel-related costs.
Research and Development Expenses (R&D): R&D expenses decreased from $933,000 during the six months ended September 30, 2007 to $733,000 during the same period in 2008. We attribute the decrease primarily to a decrease in personnel-related costs, and a decrease in spending of $111,000 for clinical studies and related consulting expense. We expect our R&D spending to increase from our current level as we ramp up for a new clinical study.
Selling and Marketing Expenses (S&M): S&M expenses increased from $3.6 million during the six months ended September 30, 2007 to $5.1 million during the same period in 2008. We attribute the increase to a $665,000 increase in compensation-related costs, primarily as a result of increased salaries and bonuses, a $270,000 increase in commissions for sales agents and independent sales representatives, a $69,000 charge for severance pay, and an increase in other costs to support our expanded sales organization and marketing activities.
Amortization of Intangibles: Amortization expenses of intangibles were $422,000 and $423,000 during the six months ended September 30, 2008 and 2007, respectively. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million. We began amortizing the intellectual property assets acquired over six years starting in April 2007.
Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Net other income was $120,000 and $107,000 for the six months ended September 30, 2008 and 2007, respectively.
We recognize foreign currency exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency exchange losses of $1,000 and $16,000 for the six months ended September 30, 2008 and 2007, respectively.
Income Tax Expense: During the six months ended September 30, 2008 and 2007, our Dutch subsidiaries recorded income tax expense of approximately $38,000 and $138,000, respectively. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions. Effective January 1, 2008, the maximum Dutch income tax rate is 25.5% for taxable income in excess of €200,000.
Non-GAAP Financial Measures: The following table reconciles our financial results calculated in accordance with accounting principles generally accepted in the U.S. (GAAP) to non-GAAP financial measures that exclude non-cash charges for share-based compensation under SFAS 123 (R), and depreciation and amortization expenses from gross profit, operating expenses and operating loss. The non-GAAP financial measures used by management and disclosed by us are not a substitute for, or superior to, financial measures and consolidated financial results calculated in accordance with GAAP, and you should carefully evaluate our reconciliations to non-GAAP. We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies. Therefore, our non-GAAP financial measures may not be comparable to those used by other companies. We have described the reconciliations of each of our non-GAAP financial measures above to the most directly comparable GAAP financial measures.
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

Our non-GAAP operating performance improved from a loss of approximately $616,000 and $994,000, respectively, for the three and six months ended September 30, 2007 to a (loss) gain of approximately ($98,000) and $8,000, respectively, for the three and six months ended September 30, 2008. We attribute this improvement in non-GAAP operating performance to the increase in sales and an improvement in gross margin rate, offset partially by an increase in cash operating expenses.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gross Profit
GAAP gross profit	3,371,317	$2,370,502	7,188,972	$4,724,964
% of sales	86%	78%	85%	79%
SFAS 123 (R) share-based compensation	8,879	9,107	25,253	9,686
Depreciation expenses	13,057	13,054	25,847	28,604

Non-GAAP gross profit	3,393,253	2,392,663	7,240,072	4,763,254

Operating Expenses
GAAP operating expenses	3,962,936	3,755,494	8,238,179	$6,919,303
SFAS 123 (R) share-based compensation	198,131	494,449	464,748	660,956
Depreciation expenses	62,104	46,379	119,161	78,159
Amortization expenses	210,966	206,482	421,941	423,003

Non-GAAP operating expenses	3,491,735	3,008,184	7,232,329	5,757,185

Operating Loss
GAAP operating loss	(591,619)	(1,384,992)	(1,049,207)	(2,194,339)
SFAS 123 (R) share-based compensation	207,010	503,556	490,001	670,642
Depreciation expenses	75,161	59,433	145,008	106,763
Amortization expenses	210,966	206,482	421,941	423,003

Non-GAAP operating gain (loss)	(98,482)	$(615,521)	7,743	$(993,931)

Liquidity and Capital Resources
Cash Flows.
At September 30, 2008, our cash and cash equivalent and short-term investments balances totaled $9.0 million.
At September 30, 2008, we had working capital of approximately $9.8 million. For the six months ended September 30, 2008, we used $340,000 of cash in operating activities, compared to $1.7 million of cash used in the same period a year ago. We attribute the decrease in cash used in operating activities primarily to the increase in sales and an improvement in gross profit rate, offset partially by an increase in cash operating expenses.
For the six months ended September 30, 2008 we used approximately $130,000 to purchase property, plant and equipment compared with approximately $136,000 for the same period a year ago.
For the six months ended September 30, 2008 we used approximately $456,000 for financing activities (retirement of debt), while for the same period a year ago we generated approximately $762,000, primarily because of approximately $768,000 we generated from exercise of warrants and options.

Sources of Liquidity.
In September 2008 we entered into a business loan agreement with Venture Bank. The agreement provides for a credit line of up to $2 million secured by the assets of our company. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand and 80% of the value of our eligible U.S. accounts receivable; provided, however, our total liabilities, inclusive of the amount borrowed, may not exceed our tangible net worth. To be eligible to borrow any amount, we must maintain a minimum tangible net worth of $5 million. Interest on the loan is charged at a per annum rate of the greater of 7.5% or one percentage point over the prime rate (5.00 % prime rate on September 30, 2008). At September 30, 2008, we had no borrowing outstanding on this credit line.
Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $720,000) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (5.85% base rate on September 30, 2008), subject to a minimum interest rate of 3.5% per annum. At September 30, 2008, we had no borrowings outstanding on this credit line.
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
In January 2006, we entered into a long-term lease with Liberty Property Limited Partnership for an 18,258 square foot facility for our U.S. headquarters located at 5420 Feltl Road, Minnetonka, Minnesota. The lease effective date was May 1, 2006, has a term of 96 months, requires average annual minimum rent payments of approximately $140,000 and requires us to pay annual operating expenses that we estimate to be $89,000 each year.

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
ITEM 4. Controls and Procedures
(a) Evaluation of Disclosure Controls Procedures. Under the supervision and with the participation of our management, including, our President and Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.
(b) Changes in Internal Controls. We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There were no changes in our internal controls over financial reporting during the three months ended September 30, 2008, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 filed with the Securities and Exchange Commission, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
ITEM 3. Defaults upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
On September 18, 2008 we held our 2008 Annual Meeting. At the meeting the shareholders approved (i) a proposal to reelect as directors Sven A. Wehrwein and R. Patrick Maxwell to three-year terms expiring on the date of our 2011 annual shareholders’ meeting, and (ii) an amendment to our 2006 stock and incentive plan increasing the number of common shares reserved for issuance thereunder by 1,500,000. A summary of the voting is as follows:

	Votes	Votes	Votes		Broker
	For	Against	Withheld	Abstentions	Non-Votes
Proposal 1 – Election of Directors:
Sven A. Wehrwein	12,263,415	—	1,385,744	—	382,088
R. Patrick Maxwell	13,471,675	—	177,484	—	382,088

Proposal 2 – Amendment of the 2006 Stock and Incentive Plan:	6,697,556	2,652,079	—	30,065	4,650,577
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

UROPLASTY, INC.

Date: November 3, 2008	By:	/s/ DAVID B. KAYSEN
David B. Kaysen
President and Chief Executive Officer

Date: November 3, 2008	By:	/s/ MAHEDI A. JIWANI

Mahedi A. Jiwani
Chief Financial Officer