Form 10-Q
period 2008-12-31
UROPLASTY INC
filed 2009-02-04
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2008

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
(952) 426-6140
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐   NO ☑
As of January 30, 2009 the registrant had 14,946,540 shares of common stock outstanding.

INDEX
UROPLASTY INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008
	(unaudited)	March 31, 2008

Assets

Current assets:
Cash and cash equivalents	$8,562,280	$3,880,044
Short-term investments	—	6,266,037
Accounts receivable, net	1,501,037	2,318,604
Income tax receivable	56,488	50,841
Inventories	549,653	558,657
Other	215,086	244,517

Total current assets	10,884,544	13,318,700

Property, plant, and equipment, net	1,506,053	1,638,953

Intangible assets, net	3,590,605	4,200,890

Prepaid pension asset	33,984	26,482

Deferred tax assets	104,840	105,298

Total assets	$16,120,026	$19,290,323

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008
	(unaudited)	March 31, 2008

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities — long-term debt	$—	$84,879
Deferred rent — current	35,000	35,000
Accounts payable	542,976	661,624
Accrued liabilities:
Compensation	818,809	1,471,950
Other	278,384	486,480

Total current liabilities	1,675,169	2,739,933

Long-term debt — less current maturities	—	413,279
Deferred rent — less current portion	155,927	180,979
Accrued pension liability	329,155	353,411

Total liabilities	2,160,251	3,687,602

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 14,946,540 shares issued and outstanding at December 31, 2008 and 14,916,540 shares issued and outstanding at March 31, 2008	149,465	149,165
Additional paid-in capital	35,649,593	35,014,313
Accumulated deficit	(21,696,764)	(19,835,230)
Accumulated other comprehensive income (loss)	(142,519)	274,473

Total shareholders’ equity	13,959,775	15,602,721

Total liabilities and shareholders’ equity	$16,120,026	$19,290,323

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net sales	$3,387,285	$3,729,314	$11,833,422	$9,717,531
Cost of goods sold	533,987	789,955	1,791,153	2,053,208

Gross profit	2,853,298	2,939,359	10,042,269	7,664,323

Operating expenses
General and administrative	713,545	799,193	2,670,653	2,755,000
Research and development	723,673	460,374	1,457,170	1,393,496
Selling and marketing	2,125,274	2,399,227	7,250,906	6,006,598
Amortization of intangibles	211,626	209,862	633,567	632,865

	3,774,118	3,868,656	12,012,296	10,787,959

Operating loss	(920,820)	(929,297)	(1,970,027)	(3,123,636)

Other income (expense)
Interest income	24,001	74,928	162,657	216,550
Interest expense	(1,787)	(6,497)	(15,372)	(27,141)
Foreign currency exchange loss	—	(37,632)	(731)	(53,538)
Other, net	—	2,134	(4,687)	4,014

	22,214	32,933	141,867	139,885

Loss before income taxes	(898,606)	(896,364)	(1,828,160)	(2,983,751)

Income tax expense (benefit)	(4,684)	4,004	33,374	141,944

Net loss	$(893,922)	$(900,368)	$(1,861,534)	$(3,125,695)

Basic and diluted loss per common share	$(0.06)	$(0.06)	$(0.12)	$(0.23)

Weighted average common shares outstanding:
Basic and diluted	14,924,540	14,119,583	14,919,216	13,482,928
See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Nine months ended December 31, 2008
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at March 31, 2008	14,916,540	$149,165	$35,014,313	$(19,835,230)	$274,473	$15,602,721

Share-based consulting and compensation	30,000	300	635,280	—	—	635,580

Comprehensive loss	—	—	—	(1,861,534)	(416,992)	(2,278,526)

Balance at December 31, 2008	14,946,540	$149,465	$35,649,593	$(21,696,764)	$(142,519)	$13,959,775

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31, 2008 and 2007
(Unaudited)

	Nine Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,861,534)	$(3,125,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	849,933	796,748
(Gain) Loss on disposal of equipment	4,687	(2,769)
Share-based consulting expense	52,567	37,942
Share-based compensation expense	583,013	829,146
Deferred income taxes	(11,531)	7,113
Deferred rent	(26,250)	(26,250)
Changes in operating assets and liabilities:
Accounts receivable	668,510	(534,542)
Inventories	(34,427)	64,390
Other current assets and income tax receivable	8,173	191,921
Accounts payable	(91,686)	94,198
Accrued liabilities	(802,027)	312,158
Accrued pension liability, net	(7,585)	(247,388)

Net cash used in operating activities	(668,157)	(1,603,028)

Cash flows from investing activities:
Proceeds from sale of short-term investments	14,157,410	4,200,000
Purchase of short-term investments	(7,891,373)	(3,648,447)
Purchases of property, plant and equipment	(181,354)	(210,875)
Proceeds from sale of equipment	—	4,811
Payments for intangible assets	(23,282)	(92,013)

Net cash provided by investing activities	6,061,401	253,476

Cash flows from financing activities:
Proceeds from financing obligations	—	178,374
Repayment of debt obligations	(455,913)	(239,872)
Net proceeds from issuance of common stock, warrants and option exercise	—	5,374,233

Net cash provided by (used in) financing activities	(455,913)	5,312,735

Effect of exchange rates on cash and cash equivalents	(255,095)	131,929

Net increase in cash and cash equivalents	4,682,236	4,095,112

Cash and cash equivalents at beginning of period	3,880,044	3,763,702

Cash and cash equivalents at end of period	$8,562,280	$7,858,814

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,612	$25,204
Cash paid during the period for income taxes	53,739	87,900

Supplemental disclosure of non-cash financing and investing activities:
Purchase of intellectual property funded by issuance of stock	$—	$4,658,861
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
The condensed consolidated financial statements presented herein as of December 31, 2008 and for the three- and nine-month periods ended December 31, 2008 and 2007 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2008. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three and nine-month periods ended December 31, 2008, and we have made no changes to these policies during fiscal 2009.
2. Short-term Investments
Short-term investments consist of certificates of deposit that mature within the next twelve months. Based on the short-term nature of these investments, their cost approximates their fair market value.
3. Accounts Receivable
We grant credit to our customers in the normal course of business and, generally, do not require collateral or any other security to support amounts due. If necessary, we have an outside party assist us with performing credit and reference checks and establish credit limits for the customer. Accounts outstanding longer than the contractual payment terms are considered past due. We carry our accounts receivable at the original invoice amount less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts. We determine the allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivables are past due, customer financial condition and ability to pay the obligation, historical and expected credit loss experience, and the condition of the general economy and the industry as a whole. We write off accounts receivable when deemed uncollectible. We record recoveries of accounts receivable previously written off when received. The allowance for doubtful accounts was $42,000 and $38,000 at December 31, 2008 and March 31, 2008, respectively.

4. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories consist of the following:

	December 31, 2008	March 31, 2008

Raw materials	$205,611	$215,378
Work-in-process	33,764	15,438
Finished goods	310,278	327,841

	$549,653	$558,657

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
5. Intangible Assets
Intangible Assets. Our intangible assets are comprised of patents and licensed technology which we amortize on a straight-line basis over their estimated useful lives or contractual terms, whichever is less.

		December 31, 2008
		Gross
	Estimated	Carrying	Accumulated
	Lives (Years)	Amount	Amortization	Net value

Licensed technology	5	$26,290	$26,290	$—
Patents and inventions	6	5,472,512	1,881,907	3,590,605

		$5,498,802	$1,908,197	$3,590,605

		March 31, 2008
Licensed technology	5	$26,290	$26,290	$—
Patents and inventions	6	5,449,230	1,248,340	4,200,890

		$5,475,520	$1,274,630	$4,200,890

In April 2007, we acquired from CystoMedix patents and certain intellectual property assets related to the Urgent PC product and terminated the April 2005 exclusive manufacturing and distribution agreement. In consideration, we issued CystoMedix 1,417,144 shares of common stock valued at approximately $4.7 million. We have capitalized the consideration plus approximately $77,000 of costs related to the transaction as patents and inventions. In November 2008 we capitalized approximately $23,000 patent registration fees for our Urgent PC.
Estimated annual amortization for these assets for the years ending March 31, is as follows:

Remainder of 2009	$212,000
2010	846,000
2011	843,000
2012	842,000
2013	842,000
2014 and beyond	6,000

$3,591,000

6. Deferred Rent and Leasehold Improvements
We entered into an 8-year operating lease agreement, effective May 2006, for our corporate facility in Minnesota. As part of the agreement, the landlord provided an incentive of $280,000 for leasehold improvements. We recorded this incentive as deferred rent and amortize it as a reduction in lease expense over the lease term in accordance to SFAS 13, “Accounting for Leases” and FASB Technical Bulletin 88-1, “Issues Relating to Accounting for Leases.” We are amortizing the leasehold improvements over the shorter of the asset life or the lease term.
7. Comprehensive Loss
Comprehensive loss consists of net loss, translation adjustments and additional pension liability as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net loss	$(893,922)	$(900,368)	$(1,861,534)	$(3,125,695)
Items of other comprehensive income (loss):
Translation adjustment	(115,013)	97,349	(432,881)	276,378
Pension related	4,094	(771)	15,889	(12,435)

Comprehensive loss	$(1,004,841)	$(803,790)	$(2,278,526)	$(2,861,752)

Other accumulated comprehensive loss at December 31, 2008 totalled $142,519 and consists of $20,772 for accumulated translation adjustment and $121,747 for accumulated additional pension liability.
8. Net Loss per Common Share
The following restricted stock, options and warrants outstanding at December 31, 2008 and 2007, to purchase shares of common stock, were excluded from diluted loss per common share because of their anti-dilutive effect:

	Number of Restricted	Range of Exercise
	Stock/Options/Warrants	Prices

For the nine months ended:
December 31, 2008	4,282,028	$1.82 to $5.30
December 31, 2007	4,147,528	$1.82 to $5.30
9. Credit Facilities
In September 2008 we entered into a one-year business loan agreement with Venture Bank. The agreement provides for a credit line of up to $2 million secured by the assets of our company. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand and 80% of the value of our eligible U.S. accounts receivable; provided, however, our total liabilities, inclusive of the amount borrowed, may not exceed our tangible net worth. To be eligible to borrow any amount, we must maintain a minimum tangible net worth of $5 million. Interest on the loan is charged at a per annum rate of the greater of 7.5% or one percentage point over the prime rate (3.25% prime rate on December 31, 2008). At December 31, 2008, we had no borrowings outstanding on this credit line.

Uroplasty BV, our subsidiary, has an agreement for an indefinite term with Rabobank of The Netherlands for a €500,000 (approximately $705,000) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (5.65% base rate on December 31, 2008), subject to a minimum interest rate of 3.5% per annum. At December 31, 2008, we had no borrowings outstanding on this credit line.
10. Warrants
As of December 31, 2008, we had issued and outstanding warrants to purchase an aggregate of 2,066,928 common shares, at a weighted average exercise price of $3.78.
In connection with the equity offerings of April 2005 private placement, August 2006 private placement and December 2006 follow-on offering, we issued five-year warrants to purchase 1,180,928, 764,500 and 121,500 common shares, respectively, at exercise prices of $4.75, $2.50 and $2.40 per share, respectively.
11. Share-based Compensation
As of December 31, 2008, we had one active plan (2006 Amended Stock and Incentive Plan) for share-based compensation grants. Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately. Under this plan, we had reserved 2,700,000 shares of our common stock for share-based grants. On September 18, 2008 our shareholders amended this plan to increase the number of reserved shares of our common stock, and as of December 31, 2008, we had remaining 1,817,500 shares available for grant. We generally grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.
We account for share-based compensation costs under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment—Revised 2004.” We incurred a total of approximately $636,000 and $867,000 in share-based expense (inclusive of approximately $53,000 and $38,000, respectively, for option grants to consultants) for the nine months ended December 31, 2008 and 2007, respectively.
We determined the fair value of our option awards using the Black-Scholes option pricing model. We used the following weighted-average assumptions to value the options granted during the following periods:

	Nine Months Ended	Nine Months Ended
	December 31, 2008	December 31, 2007

Expected life in years	4.06	4.08
Risk-free interest rate	3.13%	4.57%
Expected volatility	82.70%	91.88%
Expected dividend yield	0	0
Weighted-average fair value	$1.88	$2.84
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

The following table summarizes the activity related to our stock options for the nine months ended December 31, 2008:

			Weighted Avg.
		Weighted	Remaining	Aggregate
	Number of	Avg. Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Options outstanding at beginning of period	2,038,100	$4.01		$—
Options granted	237,000	3.02
Options exercised	—	—
Options cancelled	(90,000)	3.81

Options outstanding at end of period	2,185,100	$3.91	4.21	$—

Exercisable at end of period	1,881,345	$4.00	4.23	$—

The aggregate intrinsic value for the outstanding and exercisable options was zero because all the grants were out-of-money based on the closing price of our Company’s common stock on December 31, 2008. As of December 31, 2008, we had approximately $402,400 of unrecognized share-based compensation expense, net of estimated forfeitures, related to options that we expect to recognize over a weighted-average period of 1.17 years.
The following table summarizes the activity related to our restricted stock for the nine months ended December 31, 2008:

		Weighted	Weighted Avg.
		Avg. Grant	Remaining	Aggregate
	Number of	Date Fair	Contractual Life	Intrinsic
	Shares	Value	(Years)	Value

Shares unvested at beginning of period	—	$—		$—
Shares granted	30,000	3.11
Shares vested	16,000	3.07
Shares cancelled	—	—

Shares unvested at end of period	14,000	$3.15	0.40	$44,100

The aggregate intrinsic value represents the total pre-tax value of restricted stock that holders would have received (based on the closing price of our Company’s common stock on the grant date) had all restricted stock vested and if we had issued common stock to the holders on the grant date. As of December 31, 2008, we had approximately $18,000 of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock awards that we expect to recognize over a weighted-average period of 0.40 years.
12. Savings and Retirement Plans
We sponsor various plans for eligible employees in the United States (U.S.), the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the U.S. conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We did not make any contribution to the U.S. plan for the nine months ended December 31, 2008 and 2007.
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

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three and nine-months ended December 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Gross service cost	$15,276	$22,841	$50,933	$65,768
Interest cost	21,350	23,837	71,868	69,232
Expected return on assets	3,934	(17,560)	12,454	(51,029)
Amortization	914	1,646	3,041	4,856

Net periodic retirement cost	$41,474	$30,764	$138,296	$88,827

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
We made aggregate contributions of approximately $151,000 and $381,000, respectively, for the nine months ended December 31, 2008 and 2007 to the two defined plans.
13. Foreign Currency Translation
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
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and we do not deem them to be long-term balances. For the three months ended December 31, 2008 and 2007, we recognized foreign currency exchange loss of $- and $37,632, respectively. For the nine months ended December 31, 2008 and 2007, we recognized foreign currency exchange loss of $731 and $53,538, respectively.

14. Income Tax Expense
For the three months ended December 31, 2008 and 2007, we recorded income tax expense (benefit) of $(4,684) and $4,004, respectively. For the nine months ended December 31, 2008 and 2007, we recorded income tax expense of $33,374 and $141,944, respectively. The income tax expense (benefit) we recorded for these periods is attributed primarily to our operations in Netherlands. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions. Effective January 1, 2008, the maximum Dutch income tax rate is 25.5% for taxable income in excess of €200,000.
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
Under our accounting policies we would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At the adoption date of April 1, 2007, we recognized no interest or penalties related to uncertain tax positions. As of December 31, 2008, we recorded no accrued interest or penalties related to uncertain tax positions.
The fiscal tax years 2004 through 2008 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions to which we are subject. In addition, we are subject to examination by certain foreign taxing authorities for fiscal years 2003 through 2008 which remain open for examination. We expect no significant change in the amount of unrecognized tax benefit, accrued interest or penalties within the next 12 months.
15. Recently Issued Accounting Standards
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosure about fair value measurements. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 157 and SFAS 159 were effective beginning with our current quarter. The adoption of these two statements did not have an impact on our financial position or results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We recommend that you read this Report on Form 10-Q in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2008.
Forward-looking Statements
This Form 10-Q contains “forward-looking statements” relating to projections, plans, objectives, estimates, and other statements of future economic performance. These forward-looking statements are subject to known and unknown risks and uncertainties relating to our future performance that may cause our actual results, performance, or achievements, or industry results, to differ materially from those expressed or implied in any such forward-looking statements. Our business operates in highly competitive markets and is subject to changes in general economic conditions, competition, reimbursement levels, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and in our Annual Report filed on Form 10-K for the year ended March 31, 2008..
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
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2008. Based upon our review, we have determined that these policies remain our most critical accounting policies for the nine month period ended December 31, 2008, and we have made no changes to these policies during fiscal 2009.
Overview
We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions. Our primary focus is the continued commercialization of our Urgent PC system, which we believe is the only FDA-approved minimally invasive, office-based neurostimulation therapy for the treatment of urinary urgency, urinary frequency, and urge incontinence — symptoms often associated with overactive bladder (OAB). We also offer Macroplastique, a urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to intrinsic sphincter deficiency (ISD). We believe physicians prefer our products because they offer an effective therapy for the patient, can be administered in office-based settings and, to the extent reimbursement is in place, provide the physicians a new profitable recurring revenue stream. We believe patients prefer our products because they are minimally invasive treatment alternatives and they do not have the side effects associated with pharmaceutical treatment options.
Our sales growth during the nine-month period over the corresponding year ago period was influenced by the growing success we had in the first six months of fiscal 2009 with sales of our Urgent PC system in the U.S. In the three months ended December 31, 2008, sales in the U.S. of our Urgent PC system declined over the corresponding year ago period because of reimbursement-related issues. Our results were also impacted by the steadily increasing sales in the U.S. of our Macroplastique product because of our increased sales and marketing focus. With our overall growth in sales and the benefit of increased manufacturing capacity utilization, we have realized increased gross margins. Although we have incurred increased selling and marketing and research and development expenses, primarily to support the growth in our U.S. business, the increased sales and the improvement in gross margins, together with relatively stable general and administrative expenses, have allowed us to decrease our net loss in the past nine months.
During the past few months, our sales have declined in part due to reimbursement-related issues for Urgent PC treatments in the U.S. The American Medical Association has advised the medical community that their previously recommended “listed” CPT code for reimbursement of Urgent PC treatments be replaced with an “unlisted” code. Some third-party insurance carriers are now reassessing their coverage and reimbursement policies for Urgent PC treatments. However, many other third party payors, including Aetna, under its national policy, and several local Blue Cross/Blue/Shield plans across the U.S., as well as many other carriers on a case-by-case basis, continue to cover Urgent PC treatments. We are working with third party payors to clarify the reimbursement process and have commissioned an additional clinical study that we anticipate may assist in obtaining a specific “listed” CPT code for percutaneous tibial nerve stimulation that will encourage broader use of our Urgent PC. We anticipate spending a total of $1.1 million to $1.4 million for this clinical study, substantially all of it in the current fiscal year. We have spent approximately $0.5 million for this clinical study through the nine months ended December 31, 2008.
Results of Operations
Three and nine months ended December 31, 2008 compared to three and nine months ended December 31, 2007
Net Sales: Net sales for the three months ended December 31, 2008, of $3.4 million declined $0.3 million, or a 9% decline, over net sales of $3.7 million for the three months ended December 31, 2007. For the nine months ended December 31, 2008, net sales of $11.8 million, increased $2.1 million, or a 22% increase, over net sales of $9.7 million for the nine months ended December 31, 2007. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales declined by approximately 3% but increased by approximately 21%, respectively, over the comparative three- and nine-month periods.
Our sales decline for the three months ended December 31, 2008 is attributed primarily to the 13% decline in sales of our Urgent PC system in the U.S., offset partially by the 217% growth in sales of our Macroplastique product in the U.S. We attribute the vast majority of our sales growth for the nine months ended December 31, 2008 to sales to our Urgent PC system and Macroplastique product to our customers in the U.S. We had growing success in the U.S. in the first six months ended September 30, 2008 over the corresponding year ago period with sales of our Urgent PC system, but those sales declined in the three months December 31, 2008, because of reimbursement-related issues. Sales of our Macroplastique product in the U.S. have steadily increased because of our increased sales and marketing focus in the current fiscal year.
Sales to customers in the U.S. in the three months ended December 31, 2008 of $1.9 million decreased 1% from $2.0 million in the three months ended December 31, 2007. We attribute the decrease to the decline in sales of our Urgent PC system because of reimbursement-related issues, offset about equally by the growth in our Macroplastique product sales. Sales to customers during the nine months ended December 31, 2008 of $6.4 million increased 52% from $4.2 million in the same period last year. We attribute this growth to both our Urgent PC system and the Macroplastique product on which have increased our sales and marketing focus.
Sales in the U.S. of our Macroplastique product, which we launched in late 2007, increased 217% to $321,000 for three months ended December 31, 2008, from $101,000 for the same year-ago period, and for the nine months ended December 31, 2008 increased 270% to $762,000 from $206,000 for the same year-ago period.
Sales to customers outside the U.S. for the three months ended December 31, 2008 were $1.4 million, a decrease of 18% over sales of $1.8 million for the three months ended December 31, 2007. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales decreased by approximately 5%. Sales to customers for the nine months ended December 31, 2008 and 2007 were $5.5 million in each period. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales decreased by approximately 2%. We attribute the decrease primarily to a decrease in sales of our Macroplastique-related and I-Stop products, offset partially by an increase in sales of our the Urgent PC system.
Gross Profit: Gross profit was $2.9 million for the three months ended December 31, 2008 and 2007, or 84% and 79% of net sales in the respective periods. Gross profit was $10.0 million and $7.7 million for the nine months ended December 31, 2008 and 2007, respectively, or 85% and 79% of net sales in the respective periods. We attribute the higher gross profit percentage in the three and nine months ended December 31, 2008 primarily to the favorable product mix, cost reductions and an increase in the average selling price of our Urgent PC system, partially offset by lower manufacturing capacity utilization on lower sales in the three months ended December 31, 2008. In addition, in the three months ended December 31, 2007 we had incurred $122,000 for rent and lease exit charges due to the discontinuation of manufacturing at our Eindhoven, The Netherlands facility.
General and Administrative Expenses (G&A): G&A expenses decreased from $0.8 million during the three months ended December 31, 2007 to $0.7 million during the same period in 2008. Included in the three-month period ended December 31, 2007 is a $101,000 non-cash, SFAS 123 (R) charge for share-based employee compensation, compared with a charge of

$45,000 in the three-month period ended December 31, 2008. Excluding share-based compensation charges, G&A expenses decreased by $29,000. We attribute this decrease primarily to the decline of approximately $90,000 in accruals for bonuses, offset partially by an increase in personnel-related and investor relations costs.
G&A expenses were $2.7 million during each of the nine-month period ended December 31, 2008 and 2007. Included in the nine-month period ended December 31, 2007 is a $565,000 non-cash, SFAS 123 (R) charge for share-based employee compensation, compared with a charge of $262,000 in the nine-month period ended December 31, 2008. Excluding share-based compensation charges, G&A expenses increased by $218,000. We attribute this increase to personnel-related and investor relations costs, partially offset by approximately $90,000 reduction in accrual for bonuses.
Research and Development Expenses (R&D): R&D expenses increased from $460,000 during the three months ended December 31, 2007 to $724,000 during the same period in 2008. Expenses increased from $1,390,000 during the nine months ended December 31, 2007 to $1,460,000 during the same period in 2008. We attribute the increase in spending for the three and nine months ended 2008 primarily to an increase in spending for clinical studies. We have commissioned an additional clinical study that we anticipate may assist in obtaining the specific “listed” CPT code that will encourage broader use of our Urgent PC. We anticipate spending $1.1 million to $1.4 million for this study, substantially all of it in the current fiscal year. We have spent approximately $0.5 million for this clinical study through the nine months ended December 31, 2008.
Selling and Marketing Expenses (S&M): S&M expenses decreased from $2.4 million during the three months ended December 31, 2007 to $2.1 million during the same period in 2008. We attribute the decrease primarily to a $327,000 decrease in commissions to independent sales representatives and compensation-related costs for our sales organization, a $52,000 decrease in travel related costs, offset by a $91,000 increase in cost for services we outsourced to support our efforts to secure reimbursement for Urgent PC treatments in the U.S.         .
S&M expenses increased from $6.0 million during the nine months ended December 31, 2007 to $7.3 million during the same period in 2008. We attribute the increase to a $535,000 increase in compensation-related costs, primarily as a result of increased salaries, a $136,000 increase in commissions for sales agents and independent sales representatives, a $69,000 charge for severance pay, a $253,000 increase in consulting costs to support our efforts to secure reimbursement for Urgent PC treatments in the U.S., and an increase in other costs to support our expanded sales organization and marketing activities.
Amortization of Intangibles: Amortization expenses of intangibles were $212,000 and $210,000 during the three months ended December 31, 2008 and 2007, respectively and were $634,000 and $633,000 during the nine months ended December 31, 2008 and 2007, respectively. In April 2007, we acquired certain intellectual property assets related to the Urgent PC system for $4.7 million, which we are amortizing over six years.
Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Net other income was $22,000 and $33,000 for the three months ended December 31, 2008 and 2007, respectively and was $142,000 and $140,000 for the nine months ended December 31, 2008 and 2007, respectively.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and we do not deem them to be long-term balances. For the three months ended December 31, 2008 and 2007, we recognized foreign currency exchange loss of $- and $37,632, respectively. For the nine months ended December 31, 2008 and 2007, we recognized foreign currency exchange loss of $731 and $53,538, respectively.
Income Tax Expense: For the three months ended December 31, 2008 and 2007, we recorded income tax expense (benefit) of $(4,684) and $4,004, respectively. For the nine months ended December 31, 2008 and 2007, we recorded income tax expense of $33,374 and $141,944, respectively. The income tax expense (benefit) we recorded for these periods is attributed primarily to our operations in Netherlands. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions. Effective January 1, 2008, the maximum Dutch income tax rate is 25.5% for taxable income in excess of €200,000.
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
We use these non-GAAP financial measures, and in particular non-GAAP operating loss, for internal managerial purposes because we believe such measures are one important indicator of the strength and the performance of our business as they provide a link to operating cash flow. We also believe that analysts and investors use such measures to evaluate the overall operating performance of companies in our industry, including as a means of comparing period-to-period results and as a means of evaluating our results with those of other companies.
Our non-GAAP operating loss for each of the three-month periods ended December 31, 2008 and 2007 was approximately $0.5 million. Compared to the year-ago period, an improvement in gross profit rate and a decrease in cash operating expenses were about offset by a decrease in sales. Our non-GAAP operating performance improved from a loss of approximately $1.5 million for the nine months ended December 31, 2007 to a loss of approximately $0.5 million for the same period in 2008. We attribute this improvement in non-GAAP operating performance to the increase in sales and an improvement in gross profit rate, offset partially by an increase in cash operating expenses.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Gross Profit
GAAP gross profit	$2,853,298	$2,939,359	$10,042,269	$7,664,323
% of sales	84%	79%	85%	79%
SFAS 123 (R) share-based compensation	8,879	9,008	34,132	18,695
Depreciation expenses	12,436	13,277	38,283	41,882

Non-GAAP gross profit	2,874,613	2,961,644	10,114,684	7,724,900

Operating Expenses
GAAP operating expenses	3,774,118	3,868,656	12,012,296	$10,787,959
SFAS 123 (R) share-based compensation	136,701	187,438	601,448	848,394
Depreciation expenses	58,922	43,842	178,083	122,001
Amortization expenses	211,626	209,862	633,567	632,865

Non-GAAP operating expenses	3,366,869	3,427,514	10,599,198	9,184,699

Operating Loss
GAAP operating loss	(920,820)	(929,297)	(1,970,027)	(3,123,636)
SFAS 123 (R) share-based compensation	145,580	196,446	635,580	867,089
Depreciation expenses	71,358	57,119	216,366	163,883
Amortization expenses	211,626	209,862	633,567	632,865

Non-GAAP operating loss	$(492,256)	$(465,870)	$(484,514)	$(1,459,799)

Liquidity and Capital Resources
Cash Flows.
At December 31, 2008, our cash and cash equivalent and short-term investments balances totaled $8.6 million.
At December 31, 2008, we had working capital of approximately $9.2 million. For the nine months ended December 31, 2008, we used $668,000 of cash in operating activities, compared to $1.6 million of cash used in the same period a year ago. We attribute the decrease in cash used in operating activities primarily to the increase in sales and an improvement in gross profit rate, offset partially by an increase in cash operating expenses.
For the nine months ended December 31, 2008 we used approximately $181,000 to purchase property, plant and equipment compared with approximately $211,000 for the same period a year ago.
For the nine months ended December 31, 2008 we used cash in financing activities of approximately $456,000 to retire debt, while for the same period a year ago we generated approximately $5.3 million of cash in financing activities, primarily because of approximately $5.4 million we generated from issuance of common stock and exercise of warrants and options.
Sources of Liquidity.
In September 2008 we entered into a business loan agreement with Venture Bank. The agreement provides for a credit line of up to $2 million secured by the assets of our company. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand and 80% of the value of our eligible U.S. accounts receivable; provided, however, our total liabilities, inclusive of the amount borrowed, may not exceed our tangible net worth. To be eligible to borrow any amount, we must maintain a minimum tangible net worth of $5 million. Interest on the loan is charged at a per annum rate of the greater of 7.5% or one percentage point over the prime rate (3.25% prime rate on December 31, 2008). At December 31, 2008, we had no borrowings outstanding on this credit line.
Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $705,000) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (5.65% base rate on December 31, 2008), subject to a minimum interest rate of 3.5% per annum. At December 31, 2008, we had no borrowings outstanding on this credit line.
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
Commitments and Contingencies.
We discuss our commitments and contingencies in our Annual Report on Form 10-K for the year ended March 31, 2008. Since that time we have commissioned a clinical study that we anticipate may assist in obtaining the specific “listed” CPT code that will encourage broader use of our Urgent PC in the U.S. We anticipate spending $1.1 million to $1.4 million for this study, substantially all of it the current fiscal year. We have spent approximately $0.5 million for this clinical study through the nine months ended December 31, 2008. There have been no other significant changes in our commitments for capital expenditure and contractual obligations since March 31, 2008.

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
(b) Changes in Internal Controls. We also maintain a system of internal accounting controls designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There were no changes in our internal controls over financial reporting during the three months ended December 31, 2008, or thereafter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

UROPLASTY, INC.
Date: February 4, 2009	By:	/s/ DAVID B. KAYSEN
David B. Kaysen
President and Chief Executive Officer

Date: February 4, 2009	By:	/s/ MAHEDI A. JIWANI
Mahedi A. Jiwani
Chief Financial Officer