Form 10-K
period 2009-03-31
UROPLASTY INC
filed 2009-06-04
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2009

Commission File No. 001-32632

UROPLASTY, INC.
(Exact name of registrant as specified in its Charter)

Minnesota	41-1719250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5420 Feltl Road
Minnetonka, Minnesota 55413-2820
(Address of principal executive offices)

(952) 426-6140
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of class	Name of Exchange on which registered

Common Stock, $.01 par value	NYSE AlterNext (fka The American Stock Exchange)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES [ ]  NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  YES [ ]  NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [ ]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [ ]  NO [X]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of May 20, 2009 was $10,711,546.

As of May 20, 2009 the registrant had 14,916,540 shares of common stock outstanding.

Documents Incorporated By Reference: Portions of our Proxy Statement for our 2009 Annual Meeting of Shareholders (the “Proxy Statement”), are incorporated by reference in Part III.

FORWARD LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” relating to projections, plans, objectives, estimates, and other statements of future economic performance. These forward-looking statements are subject to known and unknown risks and uncertainties relating to our future performance that may cause our actual results, performance, or achievements, or industry results, to differ materially from those expressed or implied in any such forward-looking statements. Our business operates in highly competitive markets and is subject to changes in general economic conditions, competition, reimbursement levels, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere in this report. By their very nature, forward-looking statements are subject to known and unknown risks and uncertainties relating to our future performance that may cause our actual results, performance or achievements, or industry results, to differ materially from those expressed or implied in any such forward-looking statements.

Forward-looking statements are contained in the “Management’s Discussion and Analysis or Plan of Operation” and other sections of this report. Various factors and risks (not all of which are identifiable at this time) could cause our results, performance or achievements to differ materially from that contained in our forward-looking statements. We caution investors that any forward-looking statement contained herein or elsewhere is qualified by and subject to the warnings and cautionary statements contained above and in this report and, in particular, in the “Risk Factors” discussion contained in Item IA of this report.

We do not undertake and assume no obligation to update any forward-looking statement that we may make from time to time.

PART I

Item 1.	Description of Business

Overview

We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions. Our primary focus is on growth in the U.S. market, which we entered in 2005. Prior to that, essentially all of our business was outside of the U.S. We believe the U.S. market presents a significant opportunity for growth in sales of our products.

We offer the Urgent PC® system, which we believe is the only FDA-approved minimally invasive, office-based neurostimulation therapy for the treatment of urinary symptoms — urinary urgency, urinary frequency, and urge incontinence — often associated with overactive bladder (OAB). We have intellectual property rights relating to key aspects of our neurostimulation therapy, and we believe our intellectual property portfolio provides us a competitive advantage.

The Urgent PC treatments can be administered by the physician or by a qualified office-based staff under the supervision of a physician. The Urgent PC system uses percutaneous tibial nerve stimulation (PTNS) to deliver an electrical pulse that travels to the sacral nerve plexus, a control center for bladder function. We have received regulatory clearances for sale of the Urgent PC system in the United States, Canada and Europe. We launched sales of our second generation Urgent PC system in late 2006.

We also offer Macroplastique®, a minimally invasive, implantable soft tissue urethral bulking agent for the treatment of adult female stress urinary incontinence. When Macroplastique is injected into tissue around the urethra, it stabilizes and “bulks” tissues, providing the surrounding muscles with increased capability to control the release of urine. We have sold Macroplastique for urological indications in over 40 countries outside the United States since 1991. In October 2006, we received from the FDA pre-market approval for the use of Macroplastique to treat adult female stress urinary incontinence. We began marketing Macroplastique in the United States in 2007.

We believe physicians prefer our products because they offer effective therapies for the patient, can be administered in office- or outpatient surgical-based settings and, to the extent reimbursement is available, provide the physicians a profitable revenue stream. We believe patients prefer our products because they are minimally invasive treatment alternatives that do not have the side effects associated with pharmaceutical treatment options nor the morbidity associated with surgery.

In fiscal year 2009, sales of our Urgent PC declined mainly due to reimbursement-related issues for Urgent PC treatments in the U.S. The American Medical Association has advised the medical community that their previously recommended “listed” CPT code for reimbursement of Urgent PC treatments be replaced with an “unlisted” code. As a result, some third-party insurance carriers are now denying reimbursement while certain other carriers are reassessing their coverage and reimbursement policies for Urgent PC treatments. However, many other third party payors, under a published positive coverage policy or on a case-by-case basis, continue to provide reimbursement for Urgent PC treatments. We are working with third party payors to clarify the reimbursement process and have undertaken additional clinical studies that we anticipate may assist us in obtaining a specific “listed” CPT code for PTNS that will encourage broader use of our Urgent PC.

We specifically increased our emphasis on sales of our Macroplastique product in the United States during the second half of fiscal 2009, and particularly in the quarter ended March 31, 2009. We expanded our marketing activities and conducted specific sales training programs with our U.S. sales representatives to increase their ability to understand and advise clinicians as to its use and benefits with the expectation of increased sales. We anticipate increased sales of this product in fiscal 2010.

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

Background of Overactive Bladder Symptoms

For individuals with overactive bladder symptoms, the nervous system control for bladder filling and urinary voiding is incompetent. Signals to indicate a full bladder are sent early and frequently, triggers to allow the bladder to relax for filling are ineffective and nervous control of the urethral sphincter, to keep the bladder closed until an appropriate time, is inadequate. An individual with OAB may exhibit one or all of the symptoms that characterize overactive bladder: urinary urgency, urinary frequency and urge incontinence. Urgency is the strong, compelling need to urinate and frequency is a repetitive need to void. For most individuals, normal urinary voiding is about eight times per day while individuals with an overactive bladder may seek to void over 20 times per day and at least two times during the night. Urge incontinence is an immediate, compelling need to urinate that typically results in an accident before the individual can reach the restroom.

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

Neurostimulation. Normal urinary control is dependent upon properly functioning neural pathways and coordination among the central and peripheral nervous systems, the nerve pathways, the bladder and the sphincter. Unwanted, uncoordinated or disrupted signals along these pathways can lead to OAB symptoms. Therapy using neurostimulation incorporates electrical stimulation to target specific neural tissue and “jam” the pathways transmitting unwanted signals. To alter bladder function, stimulation must be delivered to the sacral nerve plexus, which innervates the bladder and pelvic floor. Neurostimulation for urinary symptoms often associated with OAB is presently conducted through an implantable sacral nerve stimulation device or non-surgical PTNS.

•	Surgical. Direct sacral nerve stimulation devices consist of a surgically implanted lead under the region of the upper buttocks and an implanted stimulator in the buttocks to deliver mild electrical pulses to the sacral nerve plexus. We believe that most office-based physicians will first recommend to patients drug therapy or PTNS treatments over the more invasive, surgically implanted procedure. We believe that patients may be more inclined to elect a less invasive treatment option for urinary symptoms instead of an invasive surgery.

•	Minimally Invasive. PTNS delivers stimulation to the sacral nerve plexus by temporarily applying electrical pulses to the posterior tibial nerve, accessed through a non-surgical, percutaneous approach on the lower leg. Neurostimulation using PTNS has a therapeutic effect documented in published clinical studies. Because PTNS is non-surgical, it has a low risk of complication and is typically performed in a physician’s office.

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

We believe that the Urgent PC system is the only PTNS device in the United States market for treatment of urinary symptoms often associated with OAB. Components of the Urgent PC system include a hair-width needle electrode, a lead set and an external, handheld, battery-powered stimulator. For each 30-minute office-based therapy session, the physician or other qualified person inserts the needle electrode in the patient’s lower leg and connects the electrode to the stimulator. Typically, a patient undergoes 12 consecutive weekly treatment sessions, with follow-up maintenance treatments as required to sustain the therapeutic effect.

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

Curative Treatment of Urinary Incontinence

Injectable Bulking Agents. Urethral bulking agents (UBAs) are injected into the area around the urethra, augmenting the surrounding tissue for increased capacity to control the release of urine. Hence, these materials are often called “bulking agents” or “injectables.” UBAs may be either synthetic or biologically derived and are an attractive alternative to surgery because they are considerably less invasive and do not require use of an operating room for placement; UBAs can be implanted in an office or out-patient facility. Additionally, the use of a UBA does not preclude the subsequent use of more invasive treatments if required. Furthermore, UBAs may be used to help resolve lingering symptoms for patients who have undergone certain more invasive treatments, such as slings, which failed to completely resolve the stress urinary incontinence conditions.

Surgery. In women, stress urinary incontinence can be corrected through surgery with a sling which provides a hammock-type support for the urethra to prevent its downward movement and the associated leakage of urine.

Uroplasty Solution for Urinary Incontinence

Macroplastique

Macroplastique is used to treat stress urinary incontinence due to ISD. It is designed to restore the patient’s urinary continence immediately following treatment. Macroplastique is a soft-textured, permanent implant injected, under endoscopic visualization, around the urethra distal to the bladder neck. It is a proprietary composition of heat vulcanized, solid, soft, irregularly shaped polydimethylsiloxane (solid silicone elastomrer) implants suspended in a biocompatible excretable carrier gel. We believe our compound is better than other commercially available bulking agents because, with its unique composition, shape and size, it does not degrade, is not absorbed into surrounding tissues and does not migrate from the implant site.

We have sold Macroplastique for urological indications in over 40 countries outside the United States since 1991. In October 2006, we received FDA pre-market approval for the use of Macroplastique to treat adult female stress incontinence due to ISD. We began marketing Macroplastique in the United States in early 2007.

Other Uroplasty Products

We have minimally invasive products to address fecal incontinence. Our PTQtm Implants offer minimally-invasive, soft-textured permanent implant for treatment of fecal incontinence. The PTQ Implants are implanted circumferentially into the submucosa of the anal canal, creating a “bulking” and supportive effect similar to that of Macroplastique injection for the treatment of stress urinary incontinence. The PTQ is CE marked and currently sold outside the United States in various international markets. The Urgent PC is also CE marked and sold outside of the United States for the treatment of fecal incontinence.

In addition to urological applications, we market our proprietary tissue bulking material outside the United States for otolaryngology vocal cord rehabilitation applications under the trade name VOXtm Implants.

In The Netherlands and United Kingdom only, we distribute certain wound care products in accordance with a distributor agreement. Under the terms of the distributor agreement, we are not obligated to purchase any minimum level of wound care products.

Uroplasty Strategy

Our goal is to become the leading provider of minimally invasive, office- and outpatient surgical-based solutions for patients who suffer from voiding dysfunctions. We believe that, with our Urgent PC and Macroplastique products, we can increasingly garner the attention of key physicians, independent sales representatives and distributors to grow our revenue. The key elements of our strategy are to:

•	Educate physicians and third-party insurance carriers about the benefits of Urgent PC. We believe education of physicians and third-party insurance carriers regarding the benefits of the Urgent PC system is critical to the successful adoption of this system, and to reimbursement for treatments by third-part carriers. To this end, we are conducting clinical studies in the United States. We believe the results of these clinical studies, if successful, will allow us to expand our marketing and sales efforts, and may assist us in obtaining a specific “listed” CPT code for PTNS that will encourage broader use of our Urgent PC.

•	Educate physicians about the superior performance of Macroplastique. Although Macroplastique has been used in 40 countries outside of the U.S. for over a decade, because it was introduced for sale in the United States in 2007, it is not yet well known and sales are just beginning to accumulate. We believe Mcroplastique is better than other commercially available bulking agents because, with its unique composition, shape and size, it does not degrade, is not absorbed into surrounding tissues and does not migrate from the implant site. In fiscal 2009 we expanded our marketing activities and conducted specific sales training programs with our U.S. sales representatives to increase their ability to understand and advise clinicians as to its use and benefits with the expectation of increased sales.

•	Build patient awareness of office- and outpatient surgical-based solutions. Patients often weigh the quality of life benefits of electing to undergo a surgical procedure against the invasiveness of the procedure. We intend to continue to expand our marketing efforts to build patient awareness of these treatment alternatives and encourage patients to see physicians. These marketing efforts may include patient-oriented marketing materials for physicians to use to inform patients of the availability and potential benefits of our products. Increasing patient awareness of our treatment alternatives will help physicians build their practices and simultaneously increase sales of our products.

•	Focus on office- and outpatient surgical-based solutions for physicians. We believe our company is uniquely positioned to provide a broad product offering of office- and outpatient surgical-based solutions for physicians. By expanding our United States presence, we intend to develop long-standing relationships with leading physicians treating overactive bladder and incontinence symptoms. These relationships will provide us with a source of new product ideas and a conduit through which to introduce new products. We also intend to develop marketing programs to assist physicians in marketing their practices and to provide innovative programs focused on helping physicians attract patients and develop referral networks. Building these relationships is an important part of our growth strategy, particularly for the development and introduction of new products.

•	Increase market coverage in the United States and internationally. We believe that in addition to the international markets, the United States presents a significant opportunity for growth in sales of our products. In order to grow our business in the United States, we anticipate further increasing our sales and marketing organization, as needed, to support our sales growth. In addition, we intend to expand our European presence by creating new distribution partnerships.

•	Develop, license or acquire new products. We believe that our office- and outpatient surgical-based solutions are an important competitive advantage because they allow us to address the various preferences of doctors and patients, as well as the quality of life issues presented by voiding dysfunctions. An important part of our growth strategy is to broaden our product line further to meet customer needs by developing, licensing and acquiring new products.

Sales, Distribution and Marketing

We are focusing our sales and marketing efforts primarily on urologists, urogynecologists and gynecologists with significant office-based and outpatient surgery-based patient volume.

To support our business in the United States, we have a sales organization, consisting of direct field sales personnel and independent sales representatives, a marketing organization to market our products directly to our customers and a reimbursement department. We anticipate further increasing our sales and marketing organization in the United States, as needed, to support our sales growth.

Outside of the United States, we sell our products primarily through a direct sales organization in the United Kingdom and The Netherlands, and in all other markets primarily through distributors. Each of our distributors has a territory-specific distribution agreement, including requirements indicating they may not sell products that compete directly with ours. Collectively, distributors accounted for approximately 27% and 34% of our total net sales for fiscal 2009 and 2008, respectively. We intend to expand our European presence by creating new distribution partnerships.

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

Third-Party Reimbursement

In the United States as well as in foreign countries, sales of our products depends in significant part on the availability of reimbursement from third-party payors. In the United States, third-party payors consist of government programs, such as Medicare, private health insurance plans, managed care organizations and other similar programs. For any product, three factors are critical to reimbursement:

•	coding, which ensures uniform descriptions of procedures, diagnoses and medical products;

•	coverage, which is the payor’s policy describing the clinical circumstances under which it will pay for a given treatment; and

•	payment processes and amounts.

As a relatively new therapy, PTNS using the Urgent PC system has not been assigned a reimbursement code unique to the technology. The American Medical Association has advised the medical community that their previously recommended “listed” CPT code for reimbursement of Urgent PC treatments be replaced with an “unlisted” code. As a result, some third-party insurance carriers are now denying reimbursement while certain other carriers are reassessing their coverage and reimbursement policies for Urgent PC treatments. However, many other third party payors, under a published positive coverage policy or on a case-by-case basis, continue to provide reimbursement for Urgent PC treatments. We are working with third party payors to clarify the reimbursement process and have undertaken additional clinical studies that we anticipate may assist us in obtaining a specific “listed” CPT code for PTNS that will encourage broader use of our Urgent PC. We do not however, anticipate obtaining a specific listed CPT code in fiscal 2010. We will need to continue to work with third-party payors for coverage policies, as well as educating medical directors, customers and patient advocates to secure broader acceptance of this therapy.

We believe there are appropriate CPT codes available to describe use of Macroplastique to treat adult female SUI due to ISD in the United States. We will need to foster coverage policies and payor acceptance to increasingly support sales in the United States.

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

Manufacturing and Suppliers

We have a U.S. Food and Drug Administration (FDA)-qualified manufacturing facility in Minnetonka, Minnesota.

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

We believe, the Urgent PC neurostimulation system may offer a minimally invasive, office-based treatment alternative to the more invasive implantable Medtronic InterStim® device. The Urgent PC is another alternative in the continuum of care for patients with urinary symptoms often associated with OAB. Conservative therapies such as dietary restrictions, pelvic floor exercises, bladder retraining and drugs usually precede Urgent PC treatments. The Medtronic device, which stimulates the sacral nerve, requires surgical implantation of a lead near the patient’s spine in addition to a battery powered stimulator in the buttocks. In contrast, the Urgent PC system allows minimally invasive stimulation of the sacral nerve plexus in an office-based setting without surgical intervention. Neotonus markets a non-surgical device to deliver extracorporeal magnetic neurostimulation. In addition, Boston Scientific’s Bion® Microstimulator, a device implanted with a needle-like instrument to stimulate the pudendal nerve, is CE mark approved for the treatment of urinary urge incontinence and is undergoing clinical studies in the United States.

Many medications treat symptoms of overactive bladder, some by preventing unwanted bladder contractions, and others by tightening the bladder or urethra muscles or by relaxing bladder muscles. Sometimes, these drugs have unwanted side effects such as dry mouth, vision problems or constipation. Among these medications are Detrol® (Pfizer Inc.), Ditropan® (Alza Corporation), Enablex® (Novartis) and Vesicare® (GlaxoSmithKline).

Soft-tissue injectable uretheral bulking agents competing directly with Macroplastique both outside and in the United States include FDA-approved Contigen® distributed by C.R. Bard, Inc.; Deflux® (FDA-approved for vesicoureteral reflux use only) manufactured by Q-Med AB; Durasphere® (FDA-approved for female SUI) manufactured by Carbon Medical Technologies and distributed by Coloplast; and Coaptite® manufactured by BioForm, Inc. and distributed by Boston Scientific. Macroplastique is a synthetic material that will not degrade, resorb or migrate, has no special preparation or storage requirements and does not require the patient to have a skin allergy test prior to the procedure. The silicone-elastomer material has been studied for over

50 years in medical use for such urological applications as artificial urinary sphincters, penile implants, stents and catheters.

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

We received the CE mark approval for Macroplastique in 1996 for the treatment of male and female stress urinary incontinence and vesicoureteral reflux; for VOX in 2000 for vocal cord rehabilitation applications; for PTQ in 2002 for the treatment of fecal incontinence. Our manufacturing facilities and processes have been inspected and certified by AMTAC Certification Services, a recognized Notified Body, testing and certification firm based in the United Kingdom.

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

We acquired the Urgent PC registered trademark in April 2007 from CystoMedix. We have registered Uroplasty, Macroplastique, VOX, PTQ and Bioplastique as trademarks with the U.S. Patent and Trademark Office and throughout the European Union.

We have certain royalty agreements under which we pay royalties on sales of Macroplastique, VOX, PTQ and the Macroplastique Implantation System.

Research and Development

We have a research and development program to develop, enhance and evaluate potential new incontinence products. This program incurs costs for regulatory submissions, regulatory compliance and clinical research. Clinical research includes studies for new applications or indications for existing products, post-approval regulatory and marketing and reimbursement approval by third-party payors. Our expenditures for research and development totaled approximately $2.6 million and $1.8 million for fiscal 2009 and 2008, respectively. None of these costs were borne directly by our customers.

Product Liability

The medical device industry is subject to substantial litigation. We face an inherent risk of liability for claims alleging adverse effects to the patient. We currently carry $10 million dollars of worldwide product liability insurance. However, we cannot assure you that our existing insurance coverage limits are adequate to protect us from liabilities we might incur. Product liability insurance is expensive and in the future may not be available to us on acceptable terms, if at all. Furthermore, we do not expect to be able to obtain insurance covering our costs and losses as a result of any product recall. A successful claim in excess of our insurance coverage could materially deplete our assets. Moreover, any claim against us could generate negative publicity, which could decrease the demand for our products and our ability to generate revenues.

Compliance with Environmental Laws

Compliance by us with applicable environmental requirements during fiscal years 2009 and 2008 has not had a material effect upon our capital expenditures, earnings or competitive position.

Dependence on Major Customers

During fiscal 2009 or 2008, none of our customers accounted for 10% or more of our net sales.

Backlog

We did not have significant backlog at fiscal yearend 2009 or 2008. We process customer orders generally within one or two days of receipt of the order.

Employees

As of March 31, 2009, we had 68 employees, of which 64 were full-time and 4 were part-time. No employee has a collective bargaining agreement with us. We believe we maintain good relations with our employees.

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

Our wholly owned foreign subsidiaries and their respective principal functions are as follows:

Uroplasty BV	Incorporated in The Netherlands, distributes the Urgent PC, Macroplastique, VOX Implants, PTQ Implants and wound care products. Products are sold primarily through distributors.

Uroplasty LTD	Incorporated in the United Kingdom and acts as the sole distributor of Urgent PC, Macroplastique, PTQ Implants, all of their accessories, and wound care products in the United Kingdom and Ireland. Products are sold primarily through a direct sales organization.

Item 1A.	Risk Factors

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

We continue to incur losses and may never reach profitability

We have incurred net losses in each of the last five fiscal years. As of March 31, 2009, we had an accumulated deficit of approximately $23 million primarily as a result of costs relating to the development, including seeking regulatory approvals, and commercialization of our products. We expect our operating expenses relating to sales and marketing activities, product development and clinical trials, including for FDA-mandated post-market clinical study for our Macroplastique product will continue during the foreseeable future. To achieve profitability, we must generate substantially more revenue than we have in prior years. Our ability to achieve significant revenue growth will depend, in large part, on our ability achieve widespread market acceptance and third party reimbursement for our products and successfully expand our business in the U.S., which we cannot guarantee will happen. We may never realize significant revenue from the sale of our products or be profitable.

We are dependent on the availability of third-party reimbursement for our revenues.

Our success depends on the availability of reimbursement for the cost of our products from third-party payors, such as government health authorities, private health insurance plans and managed care organizations. There is no uniform policy for reimbursement in the United States and foreign countries. As a relatively new therapy, PTNS using the Urgent PC system has not been assigned a reimbursement code unique to the technology. This affects the consistency and speed of reimbursement by payors and thus the willingness of practitioners to utilize our Urgent PC system. Overall, our experience to date indicates that reimbursement coverage is payor-specific. Changes in the extent or type of coverage or a reduction in reimbursement rates or all third-party reimbursement programs may cause a decline in purchases of our products, which would materially adversely affect the market for our products. Alternatively, we might respond to reduced reimbursement rates by reducing the prices of our products, which could also reduce our revenues.

Further, the American Medical Association has advised the medical community that their previously recommended “listed” CPT code for reimbursement of Urgent PC treatments be replaced with an “unlisted” code. As a result, some third-party insurance carriers are now denying reimbursement while certain other carriers are reassessing their coverage and reimbursement policies for Urgent PC treatments. This caused a decline in our Urgent PC sales in the U.S. in fiscal 2009, and we expect that we will not be able to return to significant sales growth or return to our historic sales level until a new listed CPT code is assigned and adequate reimbursement provided. We are working with third party payors to clarify the reimbursement process and have undertaken additional clinical studies that we anticipate may assist us in obtaining a specific “listed” CPT code for PTNS that will encourage broader use of our Urgent PC. We will need to continue to work with third-party payors for coverage policies, as well as educating medical directors, customers and patient advocates to secure broader acceptance of this therapy.

We cannot assure you that our efforts to secure a specific listed CPT code for PTNS will be successful, or even if successful, third-party payers will provide or continue to provide coverage and reimbursement, or reimburse the providers an amount sufficient to cover their costs and expenses.

We are unable to predict how quickly or how broadly the market will accept our products. If demand for our products fails to develop as we expect, our revenues will decline or we may be unable to increase our revenues and be profitable.

Our failure to achieve sufficient market acceptance of our products in the U.S. will limit our ability to generate revenue and be profitable. Many of our competitors’ products have available better and more predictable third-party reimbursement, a feature our competitors stress when competing with us. Market acceptance of our products will depend on our ability to demonstrate the safety, clinical efficacy, perceived benefits, cost-effectiveness and third party reimbursement of our products compared to products or treatment options of our competitors, and to train physicians in the proper application of our products. We cannot assure you that we will be successful in educating the marketplace about the benefits of using our products. Even if customers accept our products, this acceptance may not translate into sales if our competitors have developed similar products that our customers prefer. Furthermore, if our products do not achieve increasing market acceptance in the U.S. and internationally, our revenues will decline or we may be unable to increase our revenues and be profitable.

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

Currently, we are primarily dependent on sales of our Urgent PC system and Macroplastique product. In fiscal 2009, sales of our Urgent PC system and Macroplastique accounted for approximately 51% and 36%, respectively, of our total net sales. In fiscal 2008, these products accounted for 46% and 37%, respectively, of our total net sales. If demand for our two product lines decline, our revenues and business prospects may suffer.

We may require additional financing in the future which may not be available to us when required, or may be available only on unfavorable terms.

Our future liquidity and capital requirements will depend on numerous factors including: the timing and cost involved in manufacturing scale-up and in expanding our sales, marketing and distribution capabilities in the United States markets; the cost and effectiveness of our marketing and sales efforts with respect to our existing products in international markets; the effect of competing technologies and market, reimbursement and regulatory developments; and the cost involved in protecting our proprietary rights. Because we have yet to achieve profitability and generate positive cash flows, we may need to raise additional financing to support our operations and planned growth activities in the future. Any equity financing could substantially dilute your equity interests in our company and any debt financing could impose significant financial and operational restrictions on us. There can be no guarantee that we will be successful, as we currently have no committed sources of, or other arrangements with respect to, additional equity or debt financing. We cannot assure you that we will obtain additional financing on acceptable terms, or at all.

Our products and facilities are subject to extensive regulation, with which compliance is costly and which exposes us to penalties for non-compliance.

The production and marketing of our products and our ongoing research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. U.S. and foreign regulations applicable to medical devices are wide-ranging and govern, among other things, the testing, marketing and pre-market review of new medical devices, in addition to regulating manufacturing practices, reporting, advertising, exporting, labelling and record keeping procedures. We are required to obtain regulatory approval or clearance before we can market our products in the United States and certain foreign countries. The regulatory process requires significant time, effort and expenditures to bring our products to market, and we cannot assure that any of our products will be approved or continue to be approved for sale. Any failure to obtain or retain regulatory approvals or clearances could prevent us from successfully marketing our products, which could adversely affect our business and results of operations. Our failure to comply with applicable regulatory requirements could result in governmental agencies:

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

The manufacture and sale of medical devices exposes us to significant risk of product liability claims, some of which may have a negative impact on our business. Our existing products were developed relatively recently and defects or risks that we have not yet identified may give rise to product liability claims. Our existing $10 million of worldwide product liability insurance coverage may be inadequate to protect us from any liabilities we may incur or we may not be able to maintain adequate product liability insurance at acceptable rates. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage and it is ultimately determined that we are liable, our business could suffer. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of some of our products. A recall of any of our products likely would be costly, would be uninsured and could also result in increased product liability claims. Further, while we train our physician customers on the proper usage of our products, we cannot ensure that they will implement our instructions accurately. If our products are used incorrectly by our customers, injury may result and this could give rise to product liability claims against us. Any losses that we may suffer from any liability claims, and the effect that any product liability litigation may have upon the reputation and marketability of our products, may divert management’s attention from other matters and may have a negative impact on our business and our results of operations.

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

If we are not able to maintain sufficient quality controls, regulatory approvals by the European Union, Canada, the FDA or other relevant authorities of our products could be delayed or denied and our sales and revenues will suffer.

The FDA, European Union, Canada or other related authorities could stop or delay approval of production of products if our manufacturing facilities do not comply with applicable manufacturing requirements. The FDA’s Quality System Regulations impose extensive testing, control, documentation and other quality assurance requirements. Canada and the European Union also impose requirements on quality systems of manufacturers, which are inspected and certified on a periodic basis and may be subject to additional unannounced inspections. Further, our suppliers are also subject to these regulatory requirements. Failure by any of our suppliers or us to comply with these requirements could prevent us from obtaining or retaining approval for and marketing of our products. We cannot assure you that our suppliers’ or our manufacturing facilities will comply with applicable regulatory requirements on a timely basis or at all.

Even with approval to market our products in the European Union, Canada the United States and other countries, we must continue to comply with relevant manufacturing and distribution requirements. If violations of applicable requirements are noted during periodic inspections of our manufacturing facilities, we may not be able to continue to market our products and our revenues could be materially adversely affected.

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

Recent deterioration in the economy and credit markets may adversely affect our results of operations and our plans for expansion

Although our ability to finance expansion of our business, including acquisitions, is dependent upon our operating and financial performance, it is also dependent upon the general availability of credit and prevailing market conditions. As widely reported, the global credit markets and financial services industry have been experiencing a period of dramatic upheaval that has diminished liquidity and credit availability. Further, the general decline in consumer confidence and economic growth, coupled with increases in unemployment rates and uncertainty about economic stability, may impact the willingness of medical consumers to incur unreimbursed medical expense or the higher deductibles that increasingly are required for reimbursed medical expense. This decreasing confidence may cause some consumers to delay medical care and, eventually, the use of our products. We cannot assure you that this economic downturn will not be a prolonged or that there will not be further deterioration in the global economy, financial markets and consumer confidence. Although the ultimate outcome of these events cannot be predicted, a prolonged economic downturn could have a material adverse effect on the level of our sales and our ability to borrow money in the credit markets to finance expansion.

Negative publicity regarding the use of silicone material in medical devices could harm our business and result in a material decrease in revenues.

Macroplastique is comprised of medical grade, heat-vulcanized polydimethylsiloxane, which results in a solid, flexible silicone elastomer. In the early 1990’s, the United States silicone gel breast implant industry became the subject of significant controversies surrounding the possible effects upon the human body of the use of semi-liquid silicone gel in breast implants, resulting in product liability litigation and leading to the bankruptcy of several companies, including our former parent, Bioplasty, Inc. We use only medical grade solid silicone material in our tissue bulking products and not semi-liquid silicone gel, as was used in breast implants. Negative publicity regarding the use of silicone materials in our products or in other medical devices could have a significant adverse affect on the overall acceptance of our products. We cannot assure you that the use of solid silicone in medical devices implanted in the human body by us and others will not result in negative publicity.

The risks inherent in operating internationally and the risks of selling and shipping our products and of purchasing our components and products internationally may adversely impact our net sales, results of operations and financial condition.

We still derive a substantial portion of our net sales from customers and operations in international markets. We expect non-United States sales to continue to represent a significant portion of our revenues until we achieve sufficient market acceptance from United States customers of the already FDA-approved products. The sale and shipping of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to extensive U.S. and foreign governmental trade regulations. Compliance with such regulations is costly and exposes us to penalties for non-compliance. Any failure to comply with applicable legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties, including imprisonment of individuals, fines and penalties, denial of export privileges, seizure of shipments, restrictions on certain business activities, and exclusion or debarment from government contracting. Also, the failure to comply with applicable legal and regulatory obligations could result in the disruption of our shipping and sales activities. In addition, many of the countries in which we sell our products are, to some degree, subject to political, economic and/or social instability. Our international sales operations expose us and our representatives, agents and distributors to risks inherent in operating in foreign jurisdictions.

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

There is only a limited trading market for our common stock, which is quoted on the NYSE AlterNext. Transactions in our common stock may lack the volume, liquidity and orderliness necessary to maintain a liquid and active trading market. Accordingly, an investor should consider the potential lack of liquidity before investing in our common stock.

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

We have a significant number of equity instruments outstanding subject to conversion to our common stock. As of March 31, 2009, we have 2,134,500 shares of our common stock subject to outstanding options and 2,066,928 shares of our common stock subject to outstanding warrants.

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement management attestation requirements relating to internal controls and all other aspects of Section 404 by our current March 31, 2010 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC. This type of action could adversely affect our financial results or investors’ confidence in our company and our ability to access capital markets and could cause our stock price to decline. In addition, the controls and procedures that we will implement may not comply with all of the relevant rules and regulations of the SEC. If we fail to develop and maintain effective controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner. Further, if we acquire any company in the future, we may incur substantial additional costs to bring the acquired company’s systems into compliance with Section 404.

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

In May 2006, we entered into an eight-year lease for an 18,259 square-foot office, warehouse and manufacturing facility in Minnetonka, Minnesota for our corporate headquarters. We own 9,774 square feet of office and warehouse space in Geleen, The Netherlands.

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

Our common stock is listed on the NYSE AlterNext (fka The American stock Exchange) under the symbol “UPI.” The following table sets forth the high and low closing prices for our common stock for our fiscal years ended March 31, 2009 and 2008 as reported on the NYSE AlterNext.

Fiscal Year Ended March 31, 2009	Low	High

First Quarter	$3.00	$3.82
Second Quarter	2.25	3.30
Third Quarter	0.80	2.27
Fourth Quarter	0.36	1.15

Fiscal Year Ended March 31, 2008	Low	High

First Quarter	$3.20	$5.00
Second Quarter	3.70	4.50
Third Quarter	3.57	4.26
Fourth Quarter	3.00	4.07

As of March 31, 2009, approximately 507 holders held our common stock of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table provides particular information regarding our equity compensation plans as of March 31, 2009.

				Number of Securities
				Remaining Available for
				Future Issuance Under
	Number of Securities to		Weighted-Average	Equity Compensation
	be Issued Upon Exercise		Exercise Price of	Plans (Excluding
	of Outstanding Options,		Outstanding Options,	Securities Reflected
	Warrants and Rights		Warrants and Rights	in the First Column)

Equity Compensation Plans Approved by Security Holders	1,044,500	(1)	$3.65	1,835,000	(2)

Equity Compensation Plans Not Approved by Security Holders (3)	1,090,000		$4.20	—

Total	2,134,500		$3.93	1,835,000

(1)	Consists of options outstanding under our 2002 Stock Option Plan and 2006 Amended Stock and incentive Plan.

(2)	In September 2008 our shareholders amended our 2006 Stock and Incentive Plan to increase the number of our common stock reserved for share-based grants to 2,700,000. As of March 31, 2009, we had remaining 1,835,000 shares available for grant.

(3)	The following is a brief description of the various equity compensation plans not approved by our stockholders.

Our 1995 Stock Option Plan provided for the grant only of non-qualified stock options to our employees, directors, non-employees and consultants, generally exercisable for five years from the date of grant. At March 31, 2009, we had outstanding 80,000 options (all of which are vested), at a weighted average exercise price of $4.50. We froze this plan in May 2006 and may not grant any new options from this plan.

We have also granted options, exercisable over periods ranging from five to ten years from date of grant, from outside of our 1995 Stock Option Plan, generally to our executive officers, directors and employees for their services. At March 31, 2009 we had outstanding 1,010,000 options (all of which are vested), at a weighted average exercise price of $4.17.

Repurchase of Common Stock. We did not repurchase any of our securities during fiscal 2009.

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

Overview

We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions. Our primary focus is on two products: our Urgent PC® system, which we believe is the only FDA-approved minimally invasive, office-based neurostimulation therapy for the treatment of urinary urgency, urinary frequency, and urge incontinence — symptoms often associated with overactive bladder (OAB); and Macroplastique®, a urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to intrinsic sphincter deficiency (ISD). We believe physicians prefer our products because they offer an effective therapy for the patient, can be administered in office-based settings and, to the extent reimbursement is in place, provide the physicians a new profitable recurring revenue stream. We believe patients prefer our products because they are minimally invasive treatment alternatives and that do not have the side effects associated with pharmaceutical treatment options nor the morbidity associated with surgery.

Our sales growth in fiscal 2009 period over a year ago was influenced by the growing success we had in the first six months of fiscal 2009 with sales of our Urgent PC system in the U.S. In the second half of fiscal 2009, sales in the U.S. of our Urgent PC system declined over the corresponding year-ago period because of reimbursement-related issues. Our results were also impacted by the steadily increasing sales in the U.S. of our Macroplastique product because of our increased sales and marketing focus. With the benefit of increased manufacturing capacity utilization, cost reductions and increase in average selling price of certain products, we have realized increased gross margins. Although we have incurred increased selling and marketing, and research and development expenses, primarily to support the growth in our U.S. business, the increased sales and the improvement in gross margins, together with relatively stable general and administrative expenses, have allowed us to slightly decrease our net loss in fiscal 2009.

In the second half of fiscal 2009, our sales declined over the corresponding year-ago period in part due to reimbursement-related issues for Urgent PC treatments in the U.S. The American Medical Association has advised the medical community that their previously recommended “listed” CPT code for reimbursement of Urgent PC treatments be replaced with an “unlisted” code. Some third-party insurance carriers are now reassessing their coverage and reimbursement policies for Urgent PC treatments. However, many other third party payors, under a published positive coverage policy or on a case-by-case basis, continue to reimburse for Urgent PC treatments. We are working with third party payors to clarify the reimbursement process and have commissioned additional clinical studies that we anticipate may assist in obtaining a specific “listed” CPT code for percutaneous tibial nerve stimulation that will encourage broader use of our Urgent PC. In fiscal 2009 we spent approximately $1.3 million and in fiscal 2010 anticipate spending approximately $0.6 million for such clinical studies.

We specifically increased our emphasis on sales of our Macroplastique product in the United States during the second half of fiscal 2009, and particularly in the quarter ended March 31, 2009. We expanded our marketing activities and conducted specific sales training programs with our U.S. sales representatives to increase their ability to understand and advise clinicians as to its use and benefits with the expectation of increased sales. We anticipate increased sales of this product in fiscal 2010.

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

Accounts Receivable. We carry our accounts receivable at the original invoice amount less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts. We determine the allowance for doubtful accounts based on the customer’s financial health, and both historical and expected credit loss experience. We write off our accounts receivable when we deem them uncollectible. We record recoveries of accounts receivable previously written off when received. We are not always able to or timely obtain changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Historically, the accounts receivable balances we have written off have generally been within our expectations.

Inventories. We state inventories at the lower of cost or market using the first-in, first-out method. We provide lower of cost or market reserves for slow moving and obsolete inventories based upon current and expected future product sales and the expected impact of product transitions or modifications. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared with inventory levels. While we expect our sales to grow, a reduction in sales could reduce the demand for our products and may require additional inventory reserves. Historically, inventories we have written off have generally been within our expectations.

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

Impairment of Long-Lived Assets. Long-lived assets at March 31, 2009 consist of property, plant and equipment and intangible assets. We review our long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If we consider such assets impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. We did not record any impairment charge in fiscal years 2009 or 2008.

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

Income Taxes. We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences. As of March 31, 2009, we have generated approximately $23 million in U.S. net operating loss carryforwards that we cannot use to offset taxable income in foreign jurisdictions. We recognize a valuation allowance when we determine it is more likely than not that we will not realize a portion of the deferred tax asset. We have established a valuation allowance for U.S. and certain foreign deferred tax assets due to the uncertainty that we will generate enough income in those taxing jurisdictions to utilize the assets.

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

Results of Operations

Net Sales. In fiscal 2009, net sales were $14.7 million, representing a $0.9 million or 6% increase compared to net sales of $13.9 million in fiscal 2008. Excluding the impact of fluctuations in foreign currency exchange rates, net sales increased by approximately 8%.

Our fiscal 2009 sales over the corresponding periods in fiscal 2008 increased 41 percent in the first half of the year and declined 20 percent in the second half of the year. We had growing success with sales of our Urgent PC system in the U.S. in the first half of fiscal 2009 over the corresponding period in fiscal 2008, but those sales declined in the second half of fiscal 2009 because of reimbursement-related issues. Partially offsetting this decline was the growing sales of Macroplastique product in the U.S. The second half slowdown in sales outside of the U.S. is attributed primarily to a decline in Macroplastique-related products due to increased competition in foreign countries and an unfavorable impact of foreign currency exchange rates.

Sales to customers in the U.S. in fiscal 2009 totaled $8.0 million, representing a $1.7 million or 27 percent increase compared to $6.3 million in fiscal 2008. We attribute this growth to sales of Macroplastique product and to the sales growth, in the first half of the fiscal year, of the Urgent PC system. Sales of our Macroplastique product, which we launched in late 2007, increased 191% to $1.1 million compared to sales of $0.4 million in fiscal 2008. Sales of our Macroplastique product have steadily increased because of our increased sales and marketing focus in the current fiscal year. Sales of our Urgent PC system increased 17% to $6.8 million compared to $5.8 million in fiscal 2008. However, all the growth in sales of the Urgent PC system occurred in the first half, and, because of reimbursement-related issues, declined in the second half of fiscal 2009.

We anticipate sales of our Macroplastique product in the U.S. to continue to grow in fiscal 2010 as we expect to benefit from our increased sales and marketing effort. We do not expect that we will be able to return to significant sales growth or return to the historic sales level of Urgent PC in the U.S. until a new listed CPT code is assigned and adequate reimbursement provided.

Sales to customers outside the U.S. in fiscal 2009 were $6.8 million, representing a $0.8 million or 11% decrease compared to $7.6 million in fiscal 2008. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales decreased by approximately 8%. In fiscal 2009, the U.S. dollar against our foreign currency denominated sales was weaker in the first half, creating a favorable benefit on translated sales, and was stronger in the second half, creating an unfavorable benefit on translated sales, over corresponding year-ago periods. Our sales increased 7% in the first half, primarily due the favorable impact of fluctuations in currency exchange rates. In the second half, sales declined 28%. About one-half (approximately $0.5 million) of this decline is attributed to the unfavorable impact of fluctuations in exchange rates, with the rest attributed primarily to decline in Macroplastique-related products due to increased competition.

Gross Profit. Gross profit was $12.5 million and $10.9 million for the fiscal years ended March 31, 2009 and 2008, respectively, or 85% and 79% of net sales in the respective periods.

We attribute the higher gross profit percentage in fiscal 2009 mainly to the 4.6 percentage point favorable impact of product mix and cost reductions attributed to our Urgent PC system. In addition, in fiscal 2008 we had incurred $130,000 for rent and lease exit charges due to the discontinuation of manufacturing at our Eindhoven, The Netherlands facility.

General and Administrative Expenses. General and administrative (G&A) expenses decreased from $3.7 million in fiscal 2008 to $3.4 million in fiscal 2009. Included in fiscal 2008 was a $664,000 non-cash charge for share-based employee compensation, compared with a charge of $306,000 in fiscal 2009. Excluding share-based compensation charges, G&A expenses increased by $95,000.

Research and Development Expenses. Research and development (R&D) expenses increased from $1.8 million in fiscal 2008 to $2.6 million in fiscal 2009. We attribute the increase in spending for fiscal 2009 primarily due to an increase in spending for clinical studies. We have commissioned additional clinical studies that we anticipate may assist us in obtaining the specific “listed” CPT code that will encourage broader use of our Urgent PC. In fiscal 2009 we spent approximately $1.3 million, compared with $0.4 million in fiscal 2008 on clinical studies, and in fiscal 2010 we anticipate spending of approximately $0.6 million for such clinical studies.

Selling and Marketing Expenses. Selling and marketing expenses increased from $8.5 million in fiscal 2008 to $9.3 million in fiscal 2009. We attribute the increase to a $397,000 increase in compensation-related costs, primarily as a result of increased salaries, a $229,000 increase in consulting costs to support our efforts to secure reimbursement for Urgent PC treatments in the U.S., and an increase in other costs to support our expanded sales organization and marketing activities.

Amortization of Intangibles. Amortization expenses of intangibles were $846,000 and $844,000 during fiscal 2009 and 2008, respectively. Our amortization expense is attributed primarily to our April 2007 acquisition for $4.7 million certain intellectual property assets related to the Urgent PC system. We are amortizing this acquisition cost over six years.

Other Income (Expense). Other income (expense) includes interest income, interest expense, warrant expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Other income was $159,000 and $160,000 for fiscal 2009 and fiscal 2008, respectively. Interest income decreased from $312,000 in fiscal 2008 to $197,000 in fiscal 2009 because of lower average invested cash balance and decreased interest rates.

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and we do not deem them to be long-term balances. We recognized net foreign currency exchange loss of $14,000 and $118,000 for the years ended March 31, 2009 and 2008, respectively.

Income Tax Expense: We recorded income tax expense of $115,000 and $55,000 for the years ended March 31, 2009 and 2008, respectively. The income tax expense we recorded is attributed primarily to our operations in Netherlands. In fiscal 2009 we recorded an income tax charge of $67,000 for a settlement we reached with the Netherlands tax authorities for income tax liability for fiscal years 2004 to 2007. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions.

Non-GAAP Financial Measures. The following table reconciles our financial results calculated in accordance with accounting principles generally accepted in the U.S. (GAAP) to non-GAAP financial measures that exclude non-cash charges for share-based compensation, and depreciation and amortization expenses from gross profit, operating expenses and operating loss. The non-GAAP financial measures used by management and disclosed by us are not a substitute for, or superior to, financial measures and consolidated financial results calculated in accordance with GAAP, and you should carefully evaluate our reconciliations to non-GAAP. We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies. Therefore, our non-GAAP financial measures may not be comparable to those used by other companies. We have described the reconciliations of each of our non-GAAP financial measures above to the most directly comparable GAAP financial measures.

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

Our non-GAAP operating loss for fiscal 2009 and 2008 was approximately $1.7 million and $1.8 million, respectively.

	Years Ended
	March 31,
	2009	2008

Non-GAAP Gross Profit
GAAP gross profit	$12,458,207	$10,920,676
% of sales	85%	79%
Share-based compensation	42,818	22,531
Depreciation expenses	52,432	54,635

Non-GAAP gross profit	12,553,457	10,997,842

Non-GAAP Operating Expenses
GAAP operating expenses	16,080,583	14,849,871
Share-based compensation	706,788	1,016,362
Depreciation expenses	237,844	174,384
Amortization expenses	845,524	843,533

Non-GAAP operating expenses	14,290,427	12,815,592

Non-GAAP Operating Loss
GAAP operating loss	(3,622,376)	(3,929,195)
Share-based compensation	749,606	1,038,893
Depreciation expenses	290,276	229,019
Amortization expenses	845,524	843,533

Non-GAAP operating loss	$(1,736,970)	$(1,817,750)

Liquidity and Capital Resources

Cash Flows. At March 31, 2009, our cash and cash equivalent and short-term investments balances totaled $7.8 million.

At March 31, 2009, we had working capital of approximately $7.8 million. In fiscal 2009, we used $1.4 million of cash in operating activities, compared to $1.8 million of cash used in fiscal 2008. We attribute the decrease in cash used in operating activities primarily to the increase in sales for the year, an improvement in gross profit rate and a reduction in accounts receivable primarily because of a reduction fourth fiscal quarter sales over the corresponding year-ago period, offset partially by a reduction accrued liabilities primarily because of a reduction in management bonuses on lower-than-planned operating financial performance.

In fiscal 2009 we used approximately $200,000 to purchase property, plant and equipment compared with approximately $302,000 in fiscal 2008.

In fiscal 2009 we used cash in financing activities of approximately $456,000 to retire debt, while in fiscal 2008 we generated approximately $5.3 million of cash in financing activities, comprised of approximately $5.4 million we generated from issuance of common stock and exercise of warrants and options.

Sources of Liquidity. In November 2007, we conducted a secondary offering in which we sold 1,466,400 shares of our common stock at price of $3.50 per share, for an aggregate purchase price of approximately $5.1 million. The stock sale proceeds are offset by costs of approximately $526,000, resulting in net proceeds of approximately $4.6 million.

In September 2008 we entered into a one-year business loan agreement with Venture Bank. The agreement provides for a credit line of up to $2 million secured by the assets of our company. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand and 80% of the value of our eligible U.S. accounts receivable; provided, however, our total liabilities, inclusive of the amount borrowed, may not exceed our tangible net worth. To be eligible to borrow any amount, we must maintain a minimum tangible net worth of $5 million. Interest on the loan is charged at a per annum rate of the greater of 7.5% or one percentage point over the prime rate (3.25% prime rate on March 31, 2009). At March 31, 2009, we had no borrowings outstanding on this credit line.

Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $660,000) credit line secured by our facility in Geleen, The Netherlands. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (5.1% base rate on March 31, 2009), subject to a minimum interest rate of 3.5% per annum. At March 31, 2009, we had no borrowings outstanding on this credit line.

We believe we have sufficient liquidity to meet our needs over the next twelve months. However, we may need to raise additional financing to support our operations and planned growth activities in the future as we have yet to achieve profitability and generate positive cash flows. To achieve profitability, we must generate substantially more revenue than we have this year or in prior years. Our ability to achieve significant revenue growth will depend, in large part, on our ability to achieve widespread market acceptance for our products and successfully expand our business in the U.S., which in turn may be partially dependent upon re-establishing broad reimbursement for our Urgent PC product and successfully demonstrating the superiority of our Macroplastique product to clinicians. We cannot guarantee that we will be entirely successful in either of these pursuits. If we are unable to raise the needed funds, we may need to curtail our operations including product development, clinical studies and sales and marketing activities. This would adversely impact our future business and prospects. Ultimately, we will need to achieve profitability and generate positive cash flows from operations to meet our cash needs and grow our business.

Commitments and Contingencies. We expect to continue to incur significant costs for clinical studies to support our effort to obtain a specific “listed” CPT code that we anticipate will encourage broader use of our Urgent PC System in the U.S. We expect that in fiscal 2010 we will spend approximately $0.6 million for such clinical studies. We also expect to continue to incur significant expenses to support our U.S. sales and marketing organization, and for regulatory activities.

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

In our normal course of business we have commitments, generally for periods of less than twelve months, to purchase from various vendors finished goods and manufacturing components under issued purchase orders.

We have a defined benefit pension plan covering seven employees in The Netherlands. We pay premiums to an insurance company to fund annuities for these employees. However, we are responsible for funding additional annuities based on continued service and future salary increases. We closed this defined benefit plan for new employees in April 2005. As of that date, the Dutch subsidiary established a defined contribution plan that now covers new employees. We have a defined benefit pension plan for six former employees of our UK subsidiary. We closed this plan to further accrual for all employees effective December 31, 2004, and, effective March 2005, established a defined contribution plan that now covers new employees.

The following table presents the sensitivity of our funded status as of March 31, 2009, and fiscal 2010 pension expense to the following changes in key assumptions:

	Increase/(Decrease)	Increase/(Decrease)
	Funded Status at	Fiscal 2010 pension
	March 31, 2009	expense

Assumption:
Increase in discount rate of 1%	$100,000	$(4,000)
Decrease in discount rate of 1%	(127,000)	4,000
Increase in estimated return on assets of 1%	-	(4,000)
Decrease of estimated return on assets of 1%	-	4,000
Increase in inflation of 1%	(179,000)	29,000
Decrease in inflation of 1%	151,000	(25,000)
Increase in compensation of 1%	(146,000)	31,000
Decrease in compensation of 1%	7,000	(1,000)

In January 2006, we entered into a long-term lease with Liberty Property Limited Partnership for an 18,258 square foot facility for our U.S. headquarters located at 5420 Feltl Road, Minnetonka, Minnesota. The lease effective date was May 1, 2006, has a term of 96 months, requires average annual minimum rent payments of approximately $140,000 and requires payments for operating expenses we estimated at approximately $99,000 over 12 months.

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The requirements are effective for fiscal years beginning after December 15, 2009. FSP FAS 132(R)-1 pertains only to the disclosures and does not affect the accounting for defined benefit pensions or other postretirement plans; therefore, we do not anticipate adoption of FSP FAS 132(R)-1 to have an impact on our financial position or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is applied prospectively to intangible assets acquired after the effective date.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS 141(R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment of pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. In April 2009, the FASB issued FSP FAS 141(R)-1 “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends and clarifies SFAS 141(R) by establishing a model to account for certain pre-acquisition contingencies. FSP FAS 141(R)-1 addresses issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141(R) and FSP FAS 141(R)-1 are effective for fiscal years beginning after December 15, 2008 and are applied prospectively as of the beginning of the fiscal year in which the statement is applied. Early adoption is not permitted.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosure about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2, “Effective date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the implementation of SFAS No. 157 for certain nonfinancial assets and liabilities. We adopted the required provisions of SFAS No. 157 as of April 1, 2008 and will adopt the provisions of FSP FAS 157-2 on April 1, 2009. The adoption of SFAS 157 did not have an impact on our financial position or results of operations and we do not expect that the adoption of FSP FAS 157-2 to have an impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk Our primary market risk with financial instruments results from fluctuations in interest rates. Our cash is invested in bank deposits, certificate of deposits and money market funds denominated in U.S. dollars, Euros and British pounds. The carrying value of these instruments approximates fair market value. These investments are subject to interest rate risk and their value could be adversely affected by movements in interest rates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including, our President and Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

The design of system of control over financial reporting inherently has limitations. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. Therefore, no evaluation of a cost-effective system of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of March 31, 2009. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation

The information contained under the heading “Executive Compensation” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

This information is contained under the headings Auditing Matters “— Fees,” “— All Other Fees” and “— Pre-Approval Process” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	charged to		Effects of foreign	Balance at
	beginning of	costs and	Written off,	currency	end of fiscal
	fiscal year	expenses	less recoveries	fluctuations	year

Allowance for doubtful accounts and sales returns
Fiscal year ended March 31, 2009	$82,000	$341,000	$(245,000)	$(1,000)	$177,000

Fiscal year ended March 31, 2008	$7,000	$146,000	$(71,000)	$-	$82,000
Warranty reserve

Fiscal year ended March 31, 2009	$4,000	$8,000	$(10,000)	$-	$2,000

Fiscal year ended March 31, 2008	$26,000	$12,000	$(34,000)	$-	$4,000

3. Exhibits

(a) Exhibits incorporated by reference.

Number	Description

3.1	Restated Articles of Incorporation of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed October 18, 2007 (File No. 333-146787))
3.2	Amendment to Restated Articles of Incorporation of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.3 to Registrant’s Form 8-K filed dated October 25, 2006)
4.1	Form of Stock Certificate representing shares of our Common Stock (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 10SB 12G filed July 10, 1996)

Number	Description

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form SB-2 filed September 14, 2005 (File No. 333-128313))
4.3	Form of Selling Agent’s Warrant (Incorporated by reference to Exhibit 4.3 to Registrant’s Form SB-2/A 1 filed November 27, 2006 (File No. 333-138267))
10.1	Settlement Agreement and Release dated November 30, 1993 by and between Bioplasty, Inc., Bio-Manufacturing, Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A. Beisang III, MD and Robert A. Ersek, MD (Incorporated by reference to Exhibit 6.1 to Registrant’s Registration Statement on Form 10SB filed July 10, 1996)
10.2	Employment Agreement between Uroplasty, Inc. and Susan Holman dated December 7, 1999. (Incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-KSB for the year ended March 31, 2000 filed June 26, 2000)*
10.3	Employment Agreement between Uroplasty, Inc. and Larry Heinemann dated December 7, 1999. (Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-KSB for the year ended March 31, 2000, filed June 26, 2000)*
10.4	Agreement, dated October 14, 1998, by and between Uroplasty, Inc. and Samir M. Henalla (pertaining to Macroplastique Implantation System). (Incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-KSB/A for the year ended March 31, 2001, filed March 27, 2002)
10.5	2002 Employee Stock Option Plan (Incorporated by reference to the copy filed as Appendix B to the Proxy Statement filed with the SEC on August 1, 2002)*
10.6	Employment Agreement between Uroplasty, Inc. and Mr. Marc Herregraven dated November 15, 2002. (Incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-KSB for the year ended March 31, 2003, filed May 20, 2003)*
10.7	Form of Securities Purchase Agreement dated as of April 21, 2005, by and among Uroplasty, Inc., and the investors identified on the signature pages thereto (Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed dated April 26, 2005)
10.8	Form of Warrant (Incorporated by reference to Exhibit 10.21 to Registrant’s Form 8-K filed April 26, 2005)
10.9	Form of Registration Rights Agreement dated as of April 21, 2005, by and among Uroplasty, Inc., and the investors named therein (Incorporated by reference to Exhibit 10.22 to Registrant’s From 8-K filed dated April 26, 2005)
10.10	Employment Agreement between Uroplasty, Inc. and Mahedi A. Jiwani dated November 14, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-QSB filed November 14, 2005)*
10.11	Lease Agreement between Uroplasty, Inc. and Liberty Property Limited Partnership dated January 20, 2006 (Incorporated by reference to Exhibit 10.25 to Registrant’s Form 8-K filed January 24, 2006)
10.12	Employment Agreement between Uroplasty, Inc. and David B. Kaysen dated May 17, 2006 (Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-KSB filed June 29, 2006)*
10.13	Form of Registration Rights Agreement dated as of August 7, 2006, by and among Uroplasty, Inc., and the investors identified named therein (Incorporated by reference to Exhibit 10.34 to Registrant’s Form 8-K filed August 8, 2006)
10.14	Form of Warrant dated August 7, 2006 (Incorporated by reference to Exhibit 10.33 to Registrant’s From 8-K filed August 8, 2006)
10.15	Form of Purchase Agreement, dated as of March 15, 2007, by and between Uroplasty, Inc. and CystoMedix, Inc. (Incorporated by reference to Exhibit 10.36 to Registrant’s Form 8-K filed March 20, 2007
10.16	2006 Amended Stock and Incentive Plan (Incorporated by reference to the copy attached as Appendix A to the Company’s Definitive Proxy Statement filed on July 25, 2008)*

Number	Description

10.17	Business Loan Agreement and related Promissory Note dated September 3, 2008 with Venture Bank (Incorporated by reference to Exhibit 10.23 to Registrant’s Form 8-K filed September 4, 2008)
14.1	Revised Code of Ethics titled Code of Business Conduct and Ethics for Directors, Officers and Employees (Incorporated by reference to Exhibit 14.1 to Registrant’s Form 8-K filed April 12, 2007)

*	Management contract, compensation plan or arrangement

(c) Exhibits filed herewith.

Number	Description

13	Financial Statements
21.0	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP
31	Certifications by the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications by the CEO and CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 4, 2009                            UROPLASTY, INC.

By	/s/ David B. Kaysen
David B. Kaysen
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title / Capacity	Date

/s/ David B. Kaysen David B. Kaysen	President, Chief Executive Officer and Director (Principal Executive Officer)	June 4, 2009

/s/ Mahedi A. Jiwani Mahedi A. Jiwani	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 4, 2009

/s/ R. Patrick Maxwell R. Patrick Maxwell	Chairman of the Board of Directors	June 4, 2009

/s/ Thomas E. Jamison Thomas E. Jamison	Director	June 4, 2009

/s/ Lee A. Jones Lee A. Jones	Director	June 4, 2009

/s/ James P. Stauner James P. Stauner	Director	June 4, 2009

/s/ Sven A. Wehrwein Sven A. Wehrwein	Director	June 4, 2009