Form 10-Q
period 2009-06-30
UROPLASTY INC
filed 2009-08-03
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009

☐	Transition Report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S. YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
As of July 31, 2009 the registrant had 14,946,540 shares of common stock outstanding.

INDEX
UROPLASTY INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009
	(unaudited)	March 31, 2009
Assets

Current assets:
Cash and cash equivalents	$763,649	$3,276,299
Short-term investments	5,500,000	4,500,000
Accounts receivable, net	1,327,112	1,214,049
Inventories	491,252	495,751
Other	392,241	279,898

Total current assets	8,474,254	9,765,997

Property, plant, and equipment, net	1,388,109	1,401,229

Intangible assets, net	3,166,835	3,378,648

Prepaid pension asset	83,405	66,130

Deferred tax assets	74,172	68,793

Total assets	$13,186,775	$14,680,797

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009
	(unaudited)	March 31, 2009
Liabilities and Shareholders’ Equity

Current liabilities:
Current portion — deferred rent	$35,000	$35,000
Accounts payable	527,655	604,593
Income tax payable	61,776	56,785
Accrued liabilities:
Compensation	626,188	983,052
Other	208,136	248,568

Total current liabilities	1,458,755	1,927,998

Deferred rent — less current portion	138,921	147,576
Accrued pension liability	358,268	296,646

Total liabilities	1,955,944	2,372,220

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 14,946,540 shares issued and outstanding at June 30 and March 31, 2009	149,465	149,465
Additional paid-in capital	35,936,268	35,763,619
Accumulated deficit	(24,779,124)	(23,413,350)
Accumulated other comprehensive loss	(75,778)	(191,157)

Total shareholders’ equity	11,230,831	12,308,577

Total liabilities and shareholders’ equity	$13,186,775	$14,680,797

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Net sales	$2,825,929	$4,525,622
Cost of goods sold	551,970	707,967

Gross profit	2,273,959	3,817,655

Operating expenses
General and administrative	848,551	1,038,714
Research and development	527,815	405,519
Selling and marketing	2,057,288	2,620,035
Amortization	211,813	210,975

	3,645,467	4,275,243

Operating loss	(1,371,508)	(457,588)

Other income (expense)
Interest income	31,399	75,115
Interest expense	(7,907)	(6,834)
Foreign currency exchange loss	(7,330)	(5,770)
Other, net	(2,183)	—

	13,979	62,511

Loss before income taxes	(1,357,529)	(395,077)

Income tax expense	8,245	11,571

Net loss	$(1,365,774)	$(406,648)

Basic and diluted loss per common share	$(0.09)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	14,937,771	14,916,540
See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Three months ended June 30, 2009
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at March 31, 2009	14,946,540	$149,465	$35,763,619	$(23,413,350)	$(191,157)	$12,308,577

Share-based compensation	—	—	172,649	—	—	172,649

Comprehensive loss	—	—	—	(1,365,774)	115,379	(1,250,395)

Balance at June 30, 2009	14,946,540	$149,465	$35,936,268	$(24,779,124)	$(75,778)	$11,230,831

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,365,774)	$(406,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	284,040	280,822
Loss on disposal of equipment	2,186	—
Share-based consulting expense	—	16,029
Share-based compensation expense	172,649	266,962
Deferred income taxes	(969)	(2,637)
Deferred rent	(8,750)	(8,750)
Changes in operating assets and liabilities:
Accounts receivable	(54,213)	129,863
Inventories	30,618	32,627
Other current assets	(106,949)	(167,223)
Accounts payable	(87,783)	(208,510)
Accrued liabilities	(414,828)	(784,377)
Accrued pension liability, net and income tax payable	35,291	48,922

Net cash used in operating activities	(1,514,482)	(802,920)

Cash flows from investing activities:
Proceeds from sale of short-term investments	—	4,500,000
Purchase of short-term investments	(1,000,000)	(2,542,267)
Purchases of property, plant and equipment	(16,487)	(50,750)

Net cash (used in) provided by investing activities	(1,016,487)	1,906,983

Cash flows from financing activities:
Repayment of debt obligations	—	(58,187)

Net cash used in financing activities	—	(58,187)

Effect of exchange rates on cash and cash equivalents	18,319	6,314

Net (decrease) increase in cash and cash equivalents	(2,512,650)	1,052,190

Cash and cash equivalents at beginning of period	3,276,299	3,880,044

Cash and cash equivalents at end of period	$763,649	$4,932,234

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$6,850
Cash paid during the period for income taxes	7,908	19,759
See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
We have prepared our condensed consolidated financial statements included in this Form 10-Q, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information not misleading. The consolidated results of operations for any interim period are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2009.
The condensed consolidated financial statements presented herein as of June 30, 2009 and for the three-month periods ended June 30, 2009 and 2008 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2009. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three-month period ended June 30, 2009, and we have made no changes to these policies during fiscal 2010.
2. Short-term Investments
Short-term investments consist of certificates of deposit held-to-maturity that mature within the next twelve months. Based on the short-term nature of these investments, their cost approximates their fair market value. We have determined that short-term investments and cash and cash equivalents are Level 1 inputs within the fair value hierarchy of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”.
3. Accounts Receivable
We grant credit to our customers in the normal course of business and, generally, do not require collateral or any other security to support amounts due. If necessary, we have an outside party assist us with performing credit and reference checks and establish credit limits for the customer. Accounts outstanding longer than the contractual payment terms, are considered past due. We carry our accounts receivable at the original invoice amount less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts. We determine the allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivables are past due, customer financial condition and ability to pay the obligation, historical and expected credit loss experience, and the condition of the general economy and the industry as a whole. We write off accounts receivable when deemed uncollectible. We record recoveries of accounts receivable previously written off when received. We are not always able to timely anticipate changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Historically, the accounts receivable balances we have written off have generally been within our expectations. The allowance for doubtful accounts was $124,000 and $114,000 at June 30, 2009 and March 31, 2009, respectively.

4. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories consist of the following:

	June 30, 2009	March 31, 2009
Raw materials	$238,607	$227,054
Work-in-process	32,990	23,326
Finished goods	219,655	245,371

	$491,252	$495,751

5. Intangible Assets
Intangible Assets. Our intangible assets are comprised of patents and licensed technology which we amortize on a straight-line basis over their estimated useful lives or contractual terms, whichever is less.

		Gross
	Estimated	Carrying	Accumulated
	Lives (Years)	Amount	Amortization	Net value
		June 30, 2009

Patents and inventions	6	$5,472,512	$2,305,677	$3,166,835

		March 31, 2009

Patents and inventions	6	$5,472,512	$2,093,864	$3,378,648
Estimated annual amortization for these assets for the years ending March 31, is as follows:

Remainder of 2010	$634,000
2011	843,000
2012	842,000
2013	842,000
2014	4,000
2015 and beyond	2,000

$3,167,000

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

7. Comprehensive Loss
Comprehensive loss consists of accumulated translation adjustment, and pension related items as follows:

	Three Months Ended
	June 30,
	2009	2008
Net loss	$(1,365,774)	$(406,648)
Items of other comprehensive income (loss):
Accumulated translation adjustment	115,951	8,870
Pension related	(572)	21

Comprehensive loss	$(1,250,395)	$(397,757)

Other accumulated comprehensive loss at June 30, 2009 totalled $75,778 and consists of $26,438 for accumulated translation adjustment and $49,340 for accumulated additional pension liability.
8. Net Loss per Common Share
The following restricted stock, options and warrants outstanding at June 30, 2009 and 2008, to purchase shares of common stock, were excluded from diluted loss per common share because of their anti-dilutive effect:

	Number of Restricted	Range of
	Stock/Options/Warrants	Exercise Prices
For the three months ended:
June 30, 2009	4,489,260	$0.69 to $5.30
June 30, 2008	4,324,528	$1.82 to $5.30
9. Credit Facilities
In September 2008 we entered into a one-year business loan agreement with Venture Bank. The agreement provides for a credit line of up to $2 million secured by the assets of our company. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand and 80% of the value of our eligible U.S. accounts receivable; provided, however, our total liabilities, inclusive of the amount borrowed, may not exceed our tangible net worth. To be eligible to borrow any amount, we must maintain a minimum tangible net worth of $5 million. Interest on the loan is charged at a per annum rate of the greater of 7.5% or one percentage point over the prime rate (3.25% prime rate on June 30, 2009). At June 30, 2009, we had no borrowings outstanding on this credit line.
Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $702,000) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.85% base rate on June 30, 2009), subject to a minimum interest rate of 3.5% per annum. At June 30, 2009, we had no borrowings outstanding on this credit line.
10. Warrants
As of June 30, 2009, we had issued and outstanding warrants to purchase an aggregate of 2,066,928 common shares, at a weighted average exercise price of $3.78.
In connection with the equity offerings of April 2005 private placement, August 2006 private placement and December 2006 follow-on offering, we issued five-year warrants to purchase 1,180,928, 764,500, 121,500 common shares, respectively, at exercise prices of $4.75, $2.50 and $2.40 per share, respectively.

11. Share-based Compensation
As of June 30, 2009, we had one active plan (2006 Amended Stock and Incentive Plan) for share-based compensation grants. Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately. Under this plan, we had reserved 2,700,000 shares of our common stock for share-based grants. As of June 30, 2009, we had remaining 1,564,000 shares available for grant. We generally grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.
We account for share-based compensation costs under Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment-Revised 2004.” We incurred a total of approximately $173,000 and $283,000 in share-based expense (inclusive of $0 and $16,000, respectively, for option grants to consultants) for the three months ended June 30, 2009 and 2008, respectively.
We determined the fair value of our option awards using the Black-Scholes option pricing model. We used the following weighted-average assumptions to value the options granted during the following periods:

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008

Expected life in years	4.82	4.31
Risk-free interest rate	2.83%	3.35%
Expected volatility	94.38%	82.41%
Expected dividend yield	0	0
Weighted-average fair value	$0.61	$2.01
The expected life selected for options granted during the quarter represents the period of time that we expect our options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Expected volatilities are based upon historical volatility of our stock. We estimate a forfeiture rate for stock awards of up to 14.5% based on the historical employee turnover rates.
The following table summarizes the activity related to our stock options during the three months ended June 30, 2009:

			Weighted
		Weighted	average	Aggregate
	Number of	average	remaining life	intrinsic
	shares	exercise price	in years	value

Options outstanding at March 31, 2009	2,134,500	$3.93		$—
Options granted	305,000	0.85
Options exercised	—	—
Options cancelled	(17,168)	3.08

Options outstanding at June 30, 2009	2,422,332	$3.55	3.92	$750

Exercisable at June 30, 2009	2,055,827	$3.82	3.84	$250

The aggregate intrinsic value for the outstanding options as of March 31, 2009 was zero because all the grants were out-of-money based on the closing price of our Company’s common stock on March 31, 2009. As of June 30, 2009, we had approximately $295,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to options that we expect to recognize over a weighted-average period of 1.59 years.

The following table summarizes the activity related to our restricted shares during the three months ended June 30, 2009:

		Weighted	Weighted
		average grant	average	Aggregate
	Number of	date fair	remaining life	intrinsic
	Shares	value	in years	value

Balance at March 31, 2009	14,000	$3.15	0.16	$44,100
Shares granted	—	—
Shares vested	14,000	3.15
Shares cancelled	—	—

Balance at June 30, 2009	—	—	—	—

The aggregate intrinsic value represents the total pre-tax value of restricted stock that holders would have received (based on the closing price of our Company’s common stock on the grant date) had all restricted stock vested and if we had issued common stock to the holders on the grant date. As of June 30, 2009, we had no unrecognized compensation expense.
12. Savings and Retirement Plans
We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made contributions to the U.S. plan of $36,000 and $0 for the three months ended June 30, 2009 and 2008, respectively.
Our international subsidiaries have defined benefit retirement plans for eligible employees. These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans. We froze the UK subsidiary’s defined benefit plan on December 31, 2004. On March 10, 2005, we established a defined contribution plan for the UK subsidiary. As of April 1, 2005 we closed The Netherlands subsidiary’s defined benefit retirement plan for new employees and established for them a defined contribution plan.
The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,
	2009	2008
Gross service cost	$15,408	$18,162
Interest cost	22,438	25,740
Expected return on assets	1,302	4,333
Amortization	(108)	1,083

Net periodic retirement cost	$39,040	$49,318

Major assumptions used in the above calculations include:

	Three Months Ended
	June 30,
	2009	2008
Discount rate	6.60-6.70%	6.10-6.70%
Expected return on assets	5.00-6.60%	5.00-6.10%
Expected rate of increase in future compensation:
General	3%	3%
Individual	0-3%	0-3%

The United Kingdom pension plan is in an over funded position and its funded status is shown as a prepaid pension asset. The Netherlands pension plan is in an under funded position and its funded status is shown as accrued pension liability.
We made aggregate contributions of approximately $7,000 and $4,000, respectively, during the three months ended June 30, 2009 and 2008 to the two defined plans.
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
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and we do not deem them to be long-term balances. We recognized net foreign currency exchange losses of approximately $7,000 and $6,000 for the three months ended June 30, 2009 and 2008, respectively.
14. Business Segment Information
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes disclosure standards for segments of a company based on management’s approach to defining operating segments. In accordance with the objective and basic principles of the standard we aggregate our operating segments into one reportable segment.
Information regarding our geographic operations for the quarters ended June 30, 2009 and 2008 is as follows:

	United	The	United
	States	Netherlands	Kingdom	Consolidated
Three months ended June 30, 2009

Sales to customers	$1,459,738	$1,010,490	$355,701	$2,825,929

Long-lived assets at June 30, 2009	3,812,568	737,753	88,028	4,638,349

Three months ended June 30, 2008

Sales to customers	$2,213,097	$1,726,029	$586,496	$4,525,622

Long-lived assets at June 30, 2008	4,751,653	854,613	36,546	5,642,812
Accounting policies of the operations in the various geographic areas are the same as those described in Note 1. Sales attributed to each geographic area are net of intercompany sales. No single customer represents 10% or more of our consolidated net sales. Long-lived assets consist of property and equipment, intangible assets and certain other assets.
15. Income Tax Expense
During the three months ended June 30, 2009 and 2008, we recorded income tax expense of $8,000 and $12,000, respectively. The income tax expense we recorded is attributed primarily to our operations in The Netherlands. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions.
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
Under our accounting policies we would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At the adoption date of April 1, 2007, we recognized no interest or penalties related to uncertain tax positions. As of June 30, 2009, we recorded no accrued interest or penalties related to uncertain tax positions.
The fiscal tax years 2005 through 2008 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions to which we are subject. In addition, we are subject to examination by certain foreign taxing authorities for which the fiscal years 2007 through 2008 remain open for examination.
16. Recently Issued Accounting Standards
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We will begin to use the new Codification when referring to GAAP in our interim financial statements for the period ending September 30, 2009. This will not have an impact on the consolidated results of our Company.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”. Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events”. It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this standard effective April 1, 2009—see Note 17.
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.”. FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The requirements are effective for fiscal years beginning after December 15, 2009. FSP FAS 132(R)-1 pertains only to the disclosures and does not affect the accounting for defined benefit pensions or other postretirement plans; therefore, we do not anticipate adoption of FSP FAS 132(R)-1 to have an impact on our financial position or results of operations.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and is applied prospectively to intangible assets acquired after the effective date. The adoption of FSP FAS 142-3 did not have an impact on our financial position or results of operations.
In December 2007, the FASB issued SFAS 141(R), “Business Combinations,” which requires the acquiring entity in a business combination to recognize and measure all assets and liabilities assumed in the transaction and any non-controlling interest in the acquiree at fair value as of the acquisition date. SFAS 141(R) also establishes guidance for the measurement of the acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting treatment of pre-acquisition gain and loss contingencies, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance and deferred taxes. In April 2009, the FASB issued FSP FAS 141(R)-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends and clarifies SFAS 141(R) by establishing a model to account for certain pre-acquisition contingencies. FSP FAS 141(R)-1 addresses issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.

SFAS 141(R) and FSP FAS 141(R)-1 are effective for fiscal years beginning after December 15, 2008 and are applied prospectively as of the beginning of the fiscal year in which the statement is applied. The adoption of SFAS 141(R) and FSP FAS 141(R)-1 did not have an impact on our financial position or results of operations.
In December 2007, the FASB issued SFAS 160, “Noncontrolling Interest in Consolidated Financial Statements — An Amendment of ARB 51,” which establishes accounting and reporting standards that require reporting of noncontrolling interests as a component of equity. SFAS 160 also requires that a parent account as equity transactions, changes in ownership interest while it retains its controlling interest. SFAS 160 further requires that a parent initially measure at fair value any retained noncontrolling equity investment upon the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and is applied prospectively as of the beginning of the fiscal year in which the statement is applied. The adoption of SFAS 160 did not have an impact on our financial position or results of operations
17. Subsequent events
We evaluated all subsequent events through August 3, 2009, the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2009, and events which occurred subsequent to June 30, 2009 but were not recognized in the financial statements. As of August 3, 2009, we had no subsequent events which required recognition or disclosure.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
We recommend that you read this Report on Form 10-Q in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2009.
Forward-looking Statements
This Form 10-Q contains “forward-looking statements” relating to projections, plans, objectives, estimates, and other statements of future economic performance. These forward-looking statements are subject to known and unknown risks and uncertainties relating to our future performance that may cause our actual results, performance, or achievements, or industry results, to differ materially from those expressed or implied in any such forward-looking statements. Our business operates in highly competitive markets and is subject to changes in general economic conditions, competition, reimbursement levels, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and in our Annual Report filed on Form 10-K for the year ended March 31, 2009.
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
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2009. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three-month period ended June 30, 2009, and we have made no changes to these policies during fiscal 2010.
Overview
We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions. Our primary focus is on two products: our Urgent PC® system, which we believe is the only FDA-approved minimally invasive, office-based neurostimulation therapy for the treatment of urinary urgency, urinary frequency, and urge incontinence — symptoms often associated with overactive bladder (OAB); and Macroplastique®, a urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to intrinsic sphincter deficiency (ISD). We believe physicians prefer our products because they offer an effective therapy for the patient, can be administered in office-based settings and, to the extent reimbursement is in place, provide the physicians a new recurring revenue stream. We believe patients prefer our products because they are minimally invasive treatment alternatives that do not have the side effects associated with pharmaceutical treatment options nor the morbidity associated with surgery.
Outside of the U.S., our Urgent PC is also approved for treatment of fecal incontinence, and Macroplastique is also approved for treatment of male stress incontinence and vesicoureteral reflux.
Our sales performance has been influenced by the sales in the U.S. of our Urgent PC system. Starting in the second half of fiscal 2009, sales over corresponding year-ago periods of our Urgent PC system declined and continued to do so in the first quarter of fiscal 2010 because of reimbursement-related issues. The American Medical Association has advised the medical community that their previously recommended “listed” CPT code for reimbursement of Urgent PC treatments be replaced with an “unlisted” code. As a result, some third-party insurance carriers are now denying reimbursement while certain other carriers are reassessing their coverage and reimbursement policies for Urgent PC treatments. However, many other third party payors, under a published positive coverage policy or on a case-by-case basis, continue to provide reimbursement for Urgent PC treatments.
A major part of our strategy to obtain a listed CPT code, and to expand and support third-party reimbursement coverage in the U.S. of Urgent PC treatments is our SUmiT clinical study which we expect to complete in the second quarter of our current fiscal year. We continue to implement a comprehensive program designed to educate Medicare carriers and private payer medical directors around the country about the benefits and clinical study results of Urgent PC. The medical directors have asked for additional peer-reviewed publications in medical journals and to date three new articles have been published. We understand that the 12-week results of our earlier OrBIT clinical study will be published in the September issue of the Journal of Urology. Our overall goal is to receive a listed CPT code in February 2010 which would become effective in January 2011 that we believe will encourage broader use of our Urgent PC. We expect that Urgent PC sales will not return to recent historical sales levels in the U.S. until after a new listed CPT code is assigned and payors create coverage policies that provide adequate reimbursement.
Our results are also impacted by the steadily increasing sales in the U.S. of our Macroplastique product because of our increased sales and marketing focus.
Our net loss increased because of decline in sales and decline in gross margin, primarily because of lower capacity utilization, offset partially by reduction in operating expenses.
Results of Operations
Three months ended June 30, 2009 compared to three months ended June 30, 2008
Net Sales: During the three months ended June 30, 2009, net sales of $2.8 million represented a $1.7 million, or a 38% decrease, over net sales of $4.5 million for the three months ended June 30, 2008. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales decreased by approximately 32%.
Sales to customers in the U.S. during the three months ended June 30, 2009 totaled $1.5 million, representing a $753,000, or a 34% decrease, over net sales of $2.2 million for the three months ended June 30, 2008. Sales of our Urgent PC of $1.0 million declined from $2.0 million in the year-ago quarter. The trend in decline of our Urgent PC sales over corresponding year-ago periods began in the second half of fiscal 2009 due to reimbursement related issues. Partially offsetting this decline was an increase in Macroplastique sales to $0.4 million from $0.2 million in the year-ago quarter. Sales of our Macroplastique product have steadily increased because of our increased sales and marketing focus.
Sales to customers outside the U.S. for the three months ended June 30, 2009 and 2008 were $1.4 million and $2.3 million, respectively, a decrease of 41%. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales decreased by approximately 31%. The sales decrease is mainly attributed to the strengthening of the U.S. dollar against the Euro and the British Pound, increased competition from a newly-introduced product against our Macroplastique product, inventory buildup in the previous quarters at one of our European distributors, a change in distributor in another European country and discontinuation of our I-Stop urethral sling product in the United Kingdom.
Gross Profit: Gross profit was $2.3 million and $3.8 million for the three months ended June 30, 2009 and 2008, respectively, or 80% and 84% of net sales in the respective periods. We attribute the lower gross profit percentage in the three months ended June 30, 2009 primarily to a decrease in manufacturing capacity utilization as a result of the decreased sales and the negative impact of changes in the currency exchange rates from our foreign currency-denominated sales.

General and Administrative Expenses (G&A): G&A expenses decreased $190,000 from $1,039,000 during the three months ended June 30, 2008 to $849,000 during the same period in 2009. G&A expenses decreased primarily because of a decrease in personnel-related costs and professional and consulting fees. We have implemented concentrated efforts to reduce expenses until reimbursement in the U.S. for Urgent PC recovers and the economy improves.
Research and Development Expenses (R&D): R&D expenses increased from $406,000 during the three months ended June 30, 2008 to $528,000 during the same period in 2009. The increase is attributed primarily to an increase in spending for clinical studies. We have undertaken clinical studies that we anticipate may assist us in obtaining a specific “listed” CPT code that will encourage broader use of our Urgent PC. We spent approximately $1.3 million in fiscal 2009, have spent approximately $0.2 million in the three months ended June 30, 2009 and anticipate spending approximately $0.4 million in the remainder of the current fiscal year for such clinical studies.
Selling and Marketing Expenses (S&M): S&M expenses decreased from $2.6 million during the three months ended June 30, 2008 to $2.1 million during the same period in 2009. We attribute the decrease to a $141,000 decrease in commissions, due to the decrease in sales, $91,000 decrease in travel costs, $102,000 decrease in compensation-related costs primarily due to a decrease in bonuses and recruitment expenses, and a $101,000 decrease in consultancy costs, mainly reimbursement related. Although we have maintained our assembled U.S. sales force and redirected some of their effort to our Macroplastique product line until reimbursement for Urgent PC stabilizes, we have taken steps to control other sales and marketing expenses.
Amortization of Intangibles: Amortization of intangibles was $212,000 and $211,000 for the three months ended June 30, 2009 and 2008, respectively. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million, which we are amortizing over six years.
Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange losses and other non-operating costs when incurred. Net other income was $14,000 and $63,000 for the three months ended June 30, 2009 and 2008, respectively. The decline in net other income is attributed primarily to the decline in interest income on lower cash balance and interest rates.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency loss of $7,000 and $6,000 for the three months ended June 30, 2009 and 2008, respectively.
Income Tax Expense: During the three months ended June 30, 2009 and 2008, our Dutch subsidiary recorded income tax expense of $8,000 and $12,000, respectively. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions.
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

Our non-GAAP operating loss of approximately $(915,000) for the three months ended June 30, 2009 decreased from a $106,000 operating gain in same period fiscal 2009. We attribute the fiscal 2010 non-GAAP operating loss primarily to the decrease in sales and a lower gross margin rate, offset partially by a decrease in cash operating expenses.

	Three Months Ended
	June 30,
	2009	2008
Gross Profit
GAAP gross profit	$2,273,959	$3,817,655
% of sales	80%	84%
SFAS 123 (R) share-based compensation	13,544	16,375
Depreciation expense	14,150	12,790

Non-GAAP gross profit	2,301,653	3,846,820

Operating Expenses
GAAP operating expenses	3,645,467	4,275,243
SFAS 123 (R) share-based compensation	159,105	266,616
Depreciation expense	58,077	57,057
Amortization expense	211,813	210,975

Non-GAAP operating expenses	3,216,472	3,740,595

Operating Loss
GAAP operating loss	(1,371,508)	(457,588)
SFAS 123 (R) share-based compensation	172,649	282,991
Depreciation expense	72,227	69,847
Amortization expense	211,813	210,975

Non-GAAP operating income (loss)	$(914,819)	$106,225

Liquidity and Capital Resources
Cash Flows.
At June 30, 2009, our cash and cash equivalent and short-term investments balances totaled $6.3 million.
At June 30, 2009, we had working capital of approximately $7.0 million. For the three months ended June 30, 2009, we used $1.5 million of cash in operating activities, compared to $0.8 million of cash used in the same period a year ago. We attribute the increase in cash used in operating activities primarily to the decrease in sales, and a decrease of the gross profit rate, offset partially by a decrease in cash used for working capital and a decrease in cash operating expenses.
For the three months ended June 30, 2009 we used approximately $16,000 to purchase property, plant and equipment compared with approximately $51,000 for the same period a year ago.
For the three months ended June 30, 2008 we used cash in financing activities of approximately $58,000 to repay debt obligations. In the third quarter of fiscal 2009 we fully retired the debt and used no cash in financing activities during the quarter ended June 30, 2009.
Sources of Liquidity.
In September 2008 we entered into a one-year business loan agreement with Venture Bank. The agreement provides for a credit line of up to $2 million secured by the assets of our company. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand and 80% of the value of our eligible U.S. accounts receivable; provided, however, our total liabilities, inclusive of the amount borrowed, may not exceed our tangible net worth. To be eligible to borrow any amount, we must maintain a minimum tangible net worth of $5 million. Interest on the loan is charged at a per annum rate of the greater of 7.5% or one percentage point over the prime rate (3.25% prime rate on June 30, 2009). At June 30, 2009, we had no borrowings outstanding on this credit line.
Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $702,000) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.85% base rate on June 30, 2009), subject to a minimum interest rate of 3.5% per annum. At June 30, 2009, we had no borrowings outstanding on this credit line.
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
Commitments and Contingencies.
We discuss our commitments and contingencies in our Annual Report on Form 10-K for the year ended March 31, 2009. There have been no significant changes in our commitments for capital expenditure and contractual obligations since March 31, 2009.
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

ITEM 4.	Controls and Procedures
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
Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UROPLASTY, INC.
Date: August 3, 2009	By:	/s/ DAVID B. KAYSEN
David B. Kaysen
President and Chief Executive Officer

Date: August 3, 2009	By:	/s/ MAHEDI A. JIWANI
Mahedi A. Jiwani
Chief Financial Officer