Form 10-Q
period 2009-09-30
UROPLASTY INC
filed 2009-11-02
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
As of October 31, 2009 the registrant had 14,946,540 shares of common stock outstanding.

INDEX
UROPLASTY INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	March 31, 2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,792,867	$3,276,299
Short-term investments	4,000,000	4,500,000
Accounts receivable, net	1,196,518	1,214,049
Inventories	486,269	495,751
Other	326,278	279,898

Total current assets	7,801,932	9,765,997

Property, plant, and equipment, net	1,389,493	1,401,229

Intangible assets, net	2,955,332	3,378,648

Prepaid pension asset	86,687	66,130

Deferred tax assets	79,367	68,793

Total assets	$12,312,811	$14,680,797

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	March 31, 2009
	(unaudited)
Liabilities and Shareholders’ Equity

Current liabilities:
Current portion — deferred rent	$35,000	$35,000
Accounts payable	431,016	604,593
Income tax payable	—	56,785
Accrued liabilities:
Compensation	665,441	983,052
Other	237,277	248,568

Total current liabilities	1,368,734	1,927,998

Deferred rent — less current portion	130,114	147,576
Accrued pension liability	283,008	296,646

Total liabilities	1,781,856	2,372,220

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 14,946,540 shares issued and outstanding at September 30 and March 31, 2009	149,465	149,465
Additional paid-in capital	36,055,081	35,763,619
Accumulated deficit	(25,653,784)	(23,413,350)
Accumulated other comprehensive loss	(19,807)	(191,157)

Total shareholders’ equity	10,530,955	12,308,577

Total liabilities and shareholders’ equity	$12,312,811	$14,680,797

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$2,986,475	$3,920,516	$5,812,404	$8,446,138
Cost of goods sold	535,074	549,199	1,087,044	1,257,166

Gross profit	2,451,401	3,371,317	4,725,360	7,188,972

Operating expenses
General and administrative	713,040	918,394	1,561,591	1,957,108
Research and development	435,898	327,978	963,713	733,498
Selling and marketing	1,968,054	2,505,598	4,025,342	5,125,632
Amortization	211,503	210,966	423,316	421,941

	3,328,495	3,962,936	6,973,962	8,238,179

Operating loss	(877,094)	(591,619)	(2,248,602)	(1,049,207)

Other income (expense)
Interest income	24,230	63,542	55,629	138,656
Interest expense	(1,788)	(6,750)	(9,694)	(13,585)
Foreign currency exchange gain (loss)	(7,365)	5,038	(14,697)	(732)
Other, net	2,000	(4,687)	(183)	(4,687)

	17,077	57,143	31,055	119,652

Loss before income taxes	(860,017)	(534,476)	(2,217,547)	(929,555)

Income tax expense	14,642	26,487	22,887	38,057

Net loss	$(874,659)	$(560,963)	$(2,240,434)	$(967,612)

Basic and diluted loss per common share	$(0.06)	$(0.04)	$(0.15)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	14,946,540	14,916,540	14,942,179	14,916,540
See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Six months ended September 30, 2009
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at March 31, 2009	14,946,540	$149,465	$35,763,619	$(23,413,350)	$(191,157)	$12,308,577

Share-based compensation	—	—	291,462	—	—	291,462

Comprehensive loss	—	—	—	(2,240,434)	171,350	(2,069,084)

Balance at September 30, 2009	14,946,540	$149,465	$36,055,081	$(25,653,784)	$(19,807)	$10,530,955

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,240,434)	$(967,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	567,238	566,949
Loss on disposal of equipment	186	4,687
Share-based consulting expense	—	36,409
Share-based compensation expense	291,462	453,592
Deferred income taxes	(3,249)	(10,164)
Deferred rent	(17,500)	(17,500)
Changes in operating assets and liabilities:
Accounts receivable	91,206	537,959
Inventories	47,499	(11,128)
Other current assets and income tax receivable	(102,998)	(108,041)
Accounts payable	(185,406)	(145,610)
Accrued liabilities	(348,381)	(634,851)
Accrued pension liability, net and income tax payable	(58,492)	(44,772)

Net cash used in operating activities	(1,958,869)	(340,082)

Cash flows from investing activities:
Proceeds from sale of short-term investments	2,500,000	8,808,304
Purchase of short-term investments	(2,000,000)	(7,891,373)
Purchases of property, plant and equipment	(61,334)	(130,421)
Proceeds from sale of property, plant and equipment	2,000	—

Net cash provided by investing activities	440,666	786,510

Cash flows from financing activities:
Repayment of debt obligations	—	(455,913)

Net cash used in financing activities	—	(455,913)

Effect of exchange rates on cash and cash equivalents	34,771	(194,967)

Net decrease in cash and cash equivalents	(1,483,432)	(204,452)

Cash and cash equivalents at beginning of period	3,276,299	3,880,044

Cash and cash equivalents at end of period	$1,792,867	$3,675,592

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,145	$13,612
Cash paid during the period for income taxes	105,877	35,474
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
The condensed consolidated financial statements presented herein as of September 30, 2009 and for the three and six-month periods ended September 30, 2009 and 2008 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2009. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three and six-month periods ended September 30, 2009, and we have made no changes to these policies during fiscal 2010.
2. Short-term Investments
Short-term investments consist of certificates of deposit held-to-maturity that mature within the next twelve months. Based on the short-term nature of these investments, their cost approximates their fair market value. We have determined that short-term investments and cash and cash equivalents are Level 1 inputs within the fair value hierarchy of Accounting Standards Codification (ASC 820), “Fair Value Measurements and Disclosures.”
3. Accounts Receivable
We grant credit to our customers in the normal course of business and, generally, do not require collateral or any other security to support amounts due. If necessary, we have an outside party assist us with performing credit and reference checks and establishing credit limits for the customer. Accounts outstanding longer than the contractual payment terms, are considered past due. We carry our accounts receivable at the original invoice amount less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts. We determine the allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivables are past due, customer financial condition and ability to pay the obligation, historical and expected credit loss experience, and the condition of the general economy and the industry as a whole. We write off accounts receivable when deemed uncollectible. We record recoveries of accounts receivable previously written off when received. We are not always able to timely anticipate changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Historically, the accounts receivable balances we have written off have generally been within our expectations. The allowance for doubtful accounts was $114,000 at September 30, 2009 and March 31, 2009.

4. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories consist of the following:

	September 30, 2009	March 31, 2009
Raw materials	$188,865	$227,054
Work-in-process	40,249	23,326
Finished goods	257,155	245,371

	$486,269	$495,751

5. Intangible Assets
Intangible Assets. Our intangible assets are comprised of patents and licensed technology which we amortize on a straight-line basis over their estimated useful lives or contractual terms, whichever is less.

		Gross
	Estimated	Carrying	Accumulated
	Lives (Years)	Amount	Amortization	Net value
		September 30, 2009

Patents and inventions	6	$5,472,512	$2,517,180	$2,955,332

		March 31, 2009

Patents and inventions	6	$5,472,512	$2,093,864	$3,378,648
Estimated annual amortization for these assets for the years ending March 31, is as follows:

Remainder of 2010	$422,000
2011	843,000
2012	842,000
2013	842,000
2014	4,000
2015 and beyond	2,000

$2,955,000

6. Deferred Rent and Leasehold Improvements
We entered into an 8-year operating lease agreement, effective May 2006, for our corporate facility in Minnesota. As part of the agreement, the landlord provided an incentive of $280,000 for leasehold improvements. We recorded this incentive as deferred rent and are amortizing it as a reduction in lease expense over the lease term in accordance to ASC 840, “Leases.” We are amortizing the leasehold improvements over the shorter of the asset life or the lease term.

7. Comprehensive Loss
Comprehensive loss consists of net loss plus accumulated translation adjustment, and pension related items as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(874,659)	$(560,963)	$(2,240,434)	$(967,612)
Items of other comprehensive income (loss):
Accumulated translation adjustment	60,116	(326,738)	176,067	(317,868)
Pension related	(4,146)	11,774	(4,717)	11,795

Comprehensive loss	$(818,689)	$(875,927)	$(2,069,084)	$(1,273,685)

Other accumulated comprehensive income (loss) at September 30, 2009 totalled $(19,807) and consists of $33,678 for accumulated translation adjustment and $(53,485) for accumulated additional pension liability.
8. Net Loss per Common Share
The following restricted stock, options and warrants outstanding at September 30, 2009 and 2008, to purchase shares of common stock, were excluded from diluted loss per common share because of their anti-dilutive effect:

	Number of Restricted	Range of
	Stock/Options/Warrants	Exercise Prices
For the six months ended:
September 30, 2009	4,555,928	$0.69 to $5.30
September 30, 2008	4,340,361	$1.82 to $5.30
9. Credit Facilities
Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $730,000) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.85% base rate on September 30, 2009), subject to a minimum interest rate of 3.5% per annum. At September 30, 2009, we had no borrowings outstanding on this credit line.
10. Warrants
As of September 30, 2009, we had issued and outstanding warrants to purchase an aggregate of 2,066,928 common shares, at a weighted average exercise price of $3.78.
In connection with the equity offerings of April 2005 private placement, August 2006 private placement and December 2006 follow-on offering, we issued five-year warrants to purchase 1,180,928, 764,500, 121,500 common shares, respectively, at exercise prices of $4.75, $2.50 and $2.40 per share, respectively.
11. Share-based Compensation
As of September 30, 2009, we had one active plan (2006 Amended Stock and Incentive Plan) for share-based compensation grants. Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately. Under this plan, we had reserved 2,700,000 shares of our common stock for share-based grants. As of September 30, 2009, we had remaining 1,497,500 shares available for grant. We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.

We account for share-based compensation costs under ASC 718, “Compensation — Stock Compensation”. We incurred a total of approximately $291,000 and $490,000 in share-based expense (inclusive of $0 and $36,000, respectively, for option grants to consultants) for the six months ended September 30, 2009 and 2008, respectively.
We determined the fair value of our option awards using the Black-Scholes option pricing model. We used the following weighted-average assumptions to value the options granted during the following periods:

	Six months Ended	Six months Ended
	September 30, 2009	September 30, 2008

Expected life in years	4.83	4.08
Risk-free interest rate	2.74%	3.16%
Expected volatility	94.21%	82.76%
Expected dividend yield	0	0
Weighted-average fair value	$0.60	$1.90
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
The following table summarizes the activity related to our stock options during the six months ended September 30, 2009:

			Weighted
		Weighted	average	Aggregate
	Number of	average	remaining life	intrinsic
	shares	exercise price	in years	value
Options outstanding at March 31, 2009	2,134,500	$3.93	4.02	$—
Options granted	380,000	0.83
Options exercised	—
Options cancelled	(25,500)	3.03

Options outstanding at September 30, 2009	2,489,000	$3.47	3.72	$162,550

Exercisable at September 30, 2009	2,178,328	$3.73	3.63	$78,683

The aggregate intrinsic value for the outstanding options as of March 31, 2009 was zero because all the grants were out-of-money based on the closing price of our Company’s common stock on March 31, 2009. As of September 30, 2009, we had approximately $221,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to options that we expect to recognize over a weighted-average period of 1.41 years.
The following table summarizes the activity related to our restricted shares during the six months ended September 30, 2009:

		Weighted	Weighted
		average grant	average	Aggregate
	Number of	date fair	remaining life	intrinsic
	Shares	value	in years	value

Balance at March 31, 2009	14,000	$3.15	0.16	$44,100
Shares granted	—	—
Shares vested	14,000	3.15
Shares cancelled	—	—

Balance at September 30, 2009	—	—	—	—

The aggregate intrinsic value represents the total pre-tax value of restricted stock that holders would have received (based on the closing price of our Company’s common stock on the grant date) had all restricted stock vested and if we had issued common stock to the holders on the grant date. As of September 30, 2009, we had no unrecognized compensation expense.
12. Savings and Retirement Plans
We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made contributions to the U.S. plan of $68,000 and $0 for the six months ended September 30, 2009 and 2008, respectively.
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
The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three and six-month periods ended September 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross service cost	$16,179	$17,494	$31,586	$35,657
Interest cost	23,614	24,778	46,053	50,518
Expected return on assets	1,306	4,187	2,609	8,520
Amortization	(113)	1,044	(221)	2,127

Net periodic retirement cost	$40,986	$47,503	$80,027	$96,822

Major assumptions used in the above calculations include:

	Six months Ended
	September 30,
	2009	2008
Discount rate	6.60-6.70%	6.10-6.70%
Expected return on assets	5.00-6.60%	5.00-6.10%
Expected rate of increase in future compensation:
General	3%	3%
Individual	0-3%	0-3%
The United Kingdom pension plan is in an over funded position and its funded status is shown as a prepaid pension asset. The Netherlands pension plan is in an under funded position and its funded status is shown as accrued pension liability.
We made aggregate contributions of approximately $146,000 and $144,000, respectively, during the six months ended September 30, 2009 and 2008 to the two defined plans.
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

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and we do not deem them to be long-term balances. For the three months ended September 30, 2009 and 2008, we recognized foreign currency exchange gain (loss) of $(7,365) and $5,038, respectively. For the six months ended September 30, 2009 and 2008, we recognized foreign currency exchange loss of $14,697 and $732, respectively.
14. Business Segment Information
ASC 280, “Segment Reporting,” establishes disclosure standards for segments of a company based on management’s approach to defining operating segments. In accordance with the objective and basic principles of the standard we aggregate our operating segments into one reportable segment.
Information regarding our geographic operations for the three- and six-month periods ended September 30, 2009 and 2008 is as follows:

	United	The	United
	States	Netherlands	Kingdom	Consolidated
Three months ended September 30, 2009

Sales to customers	$1,503,716	$1,054,748	$428,011	$2,986,475

Six months ended September 30, 2009

Sales to customers	$2,963,454	$2,065,238	$783,712	$5,812,404

Long-lived assets at September 30, 2009	3,581,315	759,444	90,753	4,431,512

Three months ended September 30, 2008

Sales to customers	$2,218,587	$1,179,408	$522,521	$3,920,516

Six months ended September 30, 2008

Sales to customers	$4,431,684	$2,905,437	$1,109,017	$8,446,138

Long-lived assets at September 30, 2008	4,550,692	772,626	38,714	5,362,032
Accounting policies of the operations in the various geographic areas are the same as those described in Note 1. Sales attributed to each geographic area are net of intercompany sales. No single customer represents 10% or more of our consolidated net sales. Long-lived assets consist of property and equipment, intangible assets and certain other assets.
15. Income Tax Expense
During the three months ended September 30, 2009 and 2008, we recorded income tax expense of approximately $15,000 and $26,000, respectively. During the six months ended September 30, 2009 and 2008, we recorded income tax expense of approximately $23,000 and $38,000, respectively. The income tax expense we recorded is attributed primarily to our operations in The Netherlands. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions.
Effective April 1, 2007, we adopted ASC 740, “Income Taxes”, which prescribes a recognition threshold and a measurement attribute for financial statement recognition of tax positions we take or expect to take in a tax return. It is management’s responsibility to determine whether it is “more-likely-than-not” that a taxing authority will sustain a tax position upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. At adoption on April 1, 2007, we had no unrecognized tax benefits which needed adjustment. We reviewed all income tax positions taken or that we expect to take for all open tax years and determined that our income tax positions are appropriately stated and supported for all open years. Accordingly, adoption of ASC 740 did not have a significant effect on our consolidated financial statements.
Under our accounting policies we would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At the adoption date of April 1, 2007, we recognized no interest or penalties related to uncertain tax positions. As of September 30, 2009, we recorded no accrued interest or penalties related to uncertain tax positions.
The fiscal tax years 2005 through 2008 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions to which we are subject. In addition, we are subject to examination by certain foreign taxing authorities for which the fiscal years 2007 through 2009 remain open for examination.
16. Recently Issued Accounting Standards
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). This Standards Update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for reporting periods beginning after August 28, 2009. This ASU is effective for our third quarter of our fiscal 2010 ending December 31, 2009. The adoption is not expected to have an impact on our financial position or results of operations.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 replaced FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 was effective for interim and annual periods ending after September 15, 2009. We are now using the new Codification when referring to GAAP in our interim financial statements for the period ended September 30, 2009. The adoption did not have an impact on our financial position or results of operations.
In May 2009, the FASB issued ASC 855, “Subsequent Events.” This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events.” Subsequent events which provide evidence about conditions that arose after the balance sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events.” It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this standard effective April 1, 2009 — see Note 17.
In December 2008, the FASB issued additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The requirements, effective for fiscal years beginning after December 15, 2009, pertain only to the disclosures and do not affect the accounting for defined benefit pensions or other postretirement plans. We do not anticipate adoption of the new guidance to have an impact on our financial position or results of operations.
17. Subsequent events
We evaluated all subsequent events through November 2, 2009, the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2009, and events which occurred subsequent to September 30, 2009 but were not recognized in the financial statements. As of November 2, 2009, we had no subsequent events which required recognition in the financial statements.
On October 30, 2009 we entered into a one-year business loan agreement with Venture Bank. The agreement provides for a credit line of up to $2 million secured by the assets of our company. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand and 80% of the value of our eligible U.S. accounts receivable; provided, however, our total liabilities, inclusive of the amount borrowed, may not exceed our tangible net worth. To be eligible to borrow any amount, we must maintain a minimum tangible net worth of $5 million. Interest on the loan is charged at a per annum rate of the greater of 7.5% or one percentage point over the prime rate.

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
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2009. Based upon our review, we have determined that these policies remain our most critical accounting policies for the six-month period ended September 30, 2009, and we have made no changes to these policies during fiscal 2010.
Overview
We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions. Our primary focus is on two products: our Urgent PC® system, which we believe is the only FDA-approved minimally invasive, office-based neuromodulation therapy for the treatment of urinary urgency, urinary frequency, and urge incontinence — symptoms often associated with overactive bladder (OAB); and Macroplastique®, a urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to intrinsic sphincter deficiency (ISD). We believe physicians prefer our products because they offer an effective therapy for the patient, can be administered in office-based settings and, to the extent reimbursement is in place, provide the physicians a new recurring revenue stream. We believe patients prefer our products because they are minimally invasive treatment alternatives that do not have the side effects associated with pharmaceutical treatment options nor the morbidity associated with surgery.
Outside of the U.S., our Urgent PC is also approved for treatment of fecal incontinence, and Macroplastique is also approved for treatment of male stress incontinence and vesicoureteral reflux.
Our sales performance has been greatly influenced by the sales in the U.S. of our Urgent PC system. Starting in the second half of fiscal 2009, sales over corresponding year-ago periods of our Urgent PC system declined and continued to do so in the first half of fiscal 2010 because of reimbursement-related issues, though sales have stabilized at around $1 million per quarter in each of the last two quarters. The American Medical Association has advised the medical community that their previously recommended “listed” CPT code for reimbursement of Urgent PC treatments should be replaced with an “unlisted” code. As a result, some third-party insurance carriers are now denying reimbursement while certain other carriers are reassessing their coverage and reimbursement policies for Urgent PC treatments. However, many other third party payers, under a published positive coverage policy or on a case-by-case basis, continue to provide reimbursement for Urgent PC treatments.
A major part of our strategy, supported by publication of clinical studies in peer-reviewed journals in the U.S., is to obtain a listed CPT code for percutaneous tibial nerve stimulation, and expand third-party reimbursement coverage of Urgent PC treatments in the U.S. Additionally, we continue to implement a comprehensive program designed to educate Medicare carriers and private payer medical directors around the country about the benefits and clinical study results of Urgent PC. The medical directors have asked for additional peer-reviewed publications in U.S. medical journals and to date four new articles have been published. We understand that a manuscript for the results of the second phase of our earlier OrBIT clinical trial is tentatively scheduled to appear in the January 2010 issue of The Journal of Urology® and the results of our 12-week SUmiT trial are expected to be published in the April 2010 issue of this journal.
Our overall goal is to receive a listed CPT code in February 2010 which would become effective in January 2011. We believe the availability of a listed CPT code will encourage broader use of our Urgent PC. We expect that Urgent PC sales will not return to recent historical sales levels in the U.S. until after a new listed CPT code is assigned and payers create coverage policies that provide adequate reimbursement.
Our results are also impacted by the steadily increasing sales in the U.S. of our Macroplastique product because of our increased sales and marketing focus. Sales of our Macroplastique product in the U.S., accounting for $949,000 through six months of our current fiscal year, have about doubled in each quarter over the corresponding year-ago quarter.
Our net loss increased because of a decline in sales and a decline in gross margin, primarily because of lower capacity utilization, offset partially by a reduction in operating expenses.
Results of Operations
Three and six months ended September 30, 2009 compared to three and six months ended September 30, 2008
Net Sales: During the three months ended September 30, 2009, net sales of $3.0 million represented a $0.9 million, or a 24% decrease, over net sales of $3.9 million for the three months ended September 30, 2008. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales decreased by approximately 21%. During the six months ended September 30, 2009, net sales of $5.8 million represented a $2.6 million, or a 31% decrease, over net sales of $8.4 million for the six months ended September 30, 2008. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales decreased by approximately 27%.
Sales to customers in the U.S. during the three months ended September 30, 2009 totaled $1.5 million, representing a $715,000, or a 32% decrease, over net sales of $2.2 million for the three months ended September 30, 2008. During the six months ended September 30, 2009 sales to customers in the U.S. totaled $3.0 million, representing a 33% decrease, over net sales of $4.4 million for the six months ended September 30, 2008.
Sales in the U.S. of our Urgent PC product, decreased 51% to $960,000 for three months ended September 30, 2009, from $2.0 million for the same year-ago period, and for the six months ended September 30, 2009 decreased 50% to $2.0 million from $4.0 million for the same year-ago period. The trend in decline of our Urgent PC sales over corresponding year-ago periods began in the second half of fiscal 2009 due to reimbursement related issues. Sales have stabilized at around $1 million per quarter in each of the last two quarters.
Sales in the U.S. of our Macroplastique product, increased 108% to $528,000 for three months ended September 30, 2009, from $254,000 for the same year-ago period, and for the six months ended September 30, 2009 increased 115% to $949,000 from $441,000 for the same year-ago period. Sales of our Macroplastique product have about doubled in each quarter over the corresponding year-ago quarter because of our increased sales and marketing focus.
Sales to customers outside the U.S. for the three months ended September 30, 2009 and 2008 were $1.5 million and $1.7 million, respectively, a decrease of 13%. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales decreased by approximately 5%. For the six months ended September 30, 2009 and 2008 sales were $2.8 million and $4.0 million, respectively, a decrease of 29%. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales decreased by approximately 20%. The sales decrease is mainly attributed to increased competition from a newly-introduced product against our Macroplastique product, inventory buildup in the last fiscal year at one of our European distributors, the current year first fiscal quarter change of a distributor in an European country, and the discontinuation in the United Kingdom of our I-Stop urethral sling product which accounted for approximately $101,000 in sales for the six months ended September 30, 2008 and $191,000 in sales in fiscal 2009. We believe the distributor-related issues are now resolved.
Gross Profit: Gross profit was $2.5 million and $3.4 million for the three months ended September 30, 2009 and 2008, respectively, or 82% and 86% of net sales in the respective periods. Gross profit was $4.7 million and $7.2 million for the six months ended September 30, 2009 and 2008, respectively, or 81% and 85% of net sales in the respective periods. We attribute the lower gross profit percentage in the three and six months ended September 30, 2009 primarily to a decrease in manufacturing capacity utilization as a result of the decreased sales and the negative impact of changes in the currency exchange rates from our foreign currency-denominated sales.
General and Administrative Expenses (G&A): G&A expenses decreased $205,000 from $918,000 during the three months ended September 30, 2008 to $713,000 during the same period in 2009. Expenses decreased $395,000 from $2.0 million during the six months ended September 30, 2008 to $1.6 million during the same period in 2009. G&A expenses decreased primarily because of a decrease in personnel-related costs and professional and consulting fees. We have implemented concentrated efforts to reduce expenses until reimbursement in the U.S. for Urgent PC recovers and the economy improves.
Research and Development Expenses (R&D): R&D expenses increased from $328,000 during the three months ended September 30, 2008 to $436,000 during the same period in 2009. Expenses increased from $733,000 during the six months ended September 30, 2008 to $964,000 during the same period in 2009. The increase is attributed primarily to an increase in spending for clinical studies. We have undertaken clinical studies that we anticipate may assist us in obtaining a specific “listed” CPT code that will encourage broader use of our Urgent PC. We spent approximately $1.3 million in fiscal 2009, have spent approximately $0.3 million in the six months ended September 30, 2009 and anticipate spending approximately $0.2 million in the remainder of the current fiscal year for such clinical studies.
Selling and Marketing Expenses (S&M): S&M expenses decreased from $2.5 million during the three months ended September 30, 2008 to $2.0 million during the same period in 2009. Expenses decreased from $5.1 million during the six months ended September 30, 2008 to $4.0 million during the same period in 2009. We attribute the decrease to a $276,000 decrease in commissions due to the decrease in sales, $186,000 decrease in travel costs, $261,000 decrease in compensation-related costs, a $59,000 decrease in consultancy costs, mainly reimbursement related, and decreased cost to support our marketing activities. Although we have maintained our assembled U.S. sales force and redirected some of their effort to our Macroplastique product line until reimbursement for Urgent PC stabilizes, we have taken steps to control other sales and marketing expenses.
Amortization of Intangibles: Amortization of intangibles was $212,000 and $211,000 for the three months ended September 30, 2009 and 2008, respectively, and was $423,000 and $422,000 for the six months ended September 30, 2009 and 2008, respectively. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million, which we are amortizing over six years.
Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Net other income was $17,000 and $57,000 for the three months ended September 30, 2009 and 2008, respectively, and was $31,000 and $120,000 for the six months ended September 30, 2009 and 2008, respectively. The decline in net other income is attributed primarily to the decline in interest income on lower cash balance and interest rates.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency exchange gain (loss) of $(7,000) and $5,000 for the three months ended September 30, 2009 and 2008, respectively, and $(15,000) and $(1,000) for the six months ended September 30, 2009 and 2008, respectively.
Income Tax Expense: During the three months ended September 30, 2009 and 2008, we recorded income tax expense of $15,000 and $26,000, respectively, and $23,000 and 38,000 for the six months ended September, 2009 and 2008, respectively. We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions.
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
Our non-GAAP operating loss of approximately $475,000 for the three months ended September 30, 2009 was greater than the $98,000 operating loss in same period in fiscal 2009. Our non-GAAP operating loss was approximately $1,390,000 for the six months ended September 30, 2009 compared to an operating income of $8,000 in same period fiscal in 2009. We attribute the increased operating loss primarily to the decrease in sales and a lower gross margin rate, offset partially by a decrease in cash operating expenses.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Gross Profit
GAAP gross profit	$2,451,401	$3,371,317	$4,725,360	$7,188,972
% of sales	82%	86%	81%	85%
Share-based compensation	4,903	8,879	18,448	25,253
Depreciation expense	14,150	13,057	28,299	25,847

Non-GAAP gross profit	2,470,454	3,393,253	4,772,107	7,240,072

Operating Expenses
GAAP operating expenses	3,328,495	3,962,936	6,973,962	8,238,179
Share-based compensation	113,909	198,131	273,014	464,748
Depreciation expense	57,546	62,104	115,623	119,161
Amortization expense	211,503	210,966	423,316	421,941

Non-GAAP operating expenses	2,945,537	3,491,735	6,162,009	7,232,329

Operating Loss
GAAP operating loss	(877,094)	(591,619)	(2,248,602)	(1,049,207)
Share-based compensation	118,812	207,010	291,462	490,001
Depreciation expense	71,696	75,161	143,922	145,008
Amortization expense	211,503	210,966	423,316	421,941

Non-GAAP operating income (loss)	$(475,083)	$(98,482)	$(1,389,902)	$7,743

Liquidity and Capital Resources
Cash Flows.
At September 30, 2009, our cash and cash equivalent and short-term investments balances totaled $5.8 million.
At September 30, 2009, we had working capital of approximately $6.4 million. For the six months ended September 30, 2009, we used $2.0 million of cash in operating activities, compared to $0.3 million of cash used in the same period a year ago. We attribute the increase in cash used in operating activities primarily to the decrease in sales, and a decrease of the gross profit rate, offset partially by a decrease in cash operating expenses.
For the six months ended September 30, 2009 we used approximately $61,000 to purchase property, plant and equipment compared with approximately $130,000 for the same period a year ago.
For the six months ended September 30, 2008 we used cash in financing activities of approximately $456,000 to repay debt obligations. In the third quarter of fiscal 2009 we fully retired the debt and used no cash in financing activities during the six months ended September 30, 2009.

Sources of Liquidity.
Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $730,000) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.85% base rate on September 30, 2009), subject to a minimum interest rate of 3.5% per annum. At September 30, 2009, we had no borrowings outstanding on this credit line.
On October 30, 2009 we renewed our credit line with Venture Bank. The agreement provides for a credit line of up to $2 million secured by the assets of our company. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand and 80% of the value of our eligible U.S. accounts receivable; provided, however, our total liabilities, inclusive of the amount borrowed, may not exceed our tangible net worth. To be eligible to borrow any amount, we must maintain a minimum tangible net worth of $5 million. Interest on the loan is charged at a per annum rate of the greater of 7.5% or one percentage point over the prime rate.
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
We expect to continue to incur significant costs for clinical studies to support our effort to obtain a specific “listed” CPT code that we anticipate will encourage broader use of our Urgent PC System in the U.S. We expect that in fiscal 2010 we will spend approximately $0.5 million for such clinical studies. We also expect to continue to incur significant expenses to support our U.S. sales and marketing organization, and for regulatory activities.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
Not applicable due to our status as a “Smaller Reporting Company.”

ITEM 4.	Controls and Procedures
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
Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
None.

ITEM 1A.	Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

ITEM 3.	Defaults upon Senior Securities
None.

ITEM 4.	Submission of Matters to a Vote of Security Holders
On September 15, 2009 we held our 2009 Annual Meeting. At the meeting the shareholders approved a proposal to reelect as directors Lee A. Jones and David B. Kaysen to three-year terms expiring on the date of our 2012 annual shareholders’ meeting. A summary of the voting is as follows:

	Votes	Votes	Votes		Broker
	For	Against	Withheld	Abstentions	Non-Votes
Proposal 1 — Election of Directors:
Lee A. Jones	13,226,616	—	147,631	—	—
David B. Kaysen	13,224,996	—	149,251	—	—

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
Exhibits
10.17 Business Loan Agreement and related Promissory Note dated October 30, 2009 with Venture Bank
31.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.

Date: November 2, 2009	By:	/s/ DAVID B. KAYSEN

David B. Kaysen
President and Chief Executive Officer

Date: November 2, 2009	By:	/s/ MAHEDI A. JIWANI

Mahedi A. Jiwani
Chief Financial Officer