Form 10-Q
period 2009-12-31
UROPLASTY INC
filed 2010-02-01
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
As of January 31, 2010 the registrant had 14,946,540 shares of common stock outstanding.

INDEX
UROPLASTY INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	March 31, 2009
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,403,132	$3,276,299
Short-term investments	3,500,000	4,500,000
Accounts receivable, net	1,204,466	1,214,049
Inventories	416,632	495,751
Other	266,901	279,898

Total current assets	7,791,131	9,765,997

Property, plant, and equipment, net	1,311,307	1,401,229

Intangible assets, net	2,744,143	3,378,648

Prepaid pension asset	93,040	66,130

Deferred tax assets	79,946	68,793

Total assets	$12,019,567	$14,680,797

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	March 31, 2009
	(unaudited)
Liabilities and Shareholders’ Equity

Current liabilities:
Current portion — deferred rent	$35,000	$35,000
Accounts payable	292,087	604,593
Income tax payable	—	56,785
Accrued liabilities:
Compensation	888,083	983,052
Other	181,611	248,568

Total current liabilities	1,396,781	1,927,998

Deferred rent — less current portion	121,307	147,576
Accrued pension liability	321,471	296,646

Total liabilities	1,839,559	2,372,220

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 14,946,540 shares issued and outstanding at December 31 and March 31, 2009	149,465	149,465
Additional paid-in capital	36,120,202	35,763,619
Accumulated deficit	(26,040,519)	(23,413,350)
Accumulated other comprehensive loss	(49,140)	(191,157)

Total shareholders’ equity	10,180,008	12,308,577

Total liabilities and shareholders’ equity	$12,019,567	$14,680,797

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net sales	$3,068,142	$3,387,285	$8,880,546	$11,833,422
Cost of goods sold	505,399	533,987	1,592,443	1,791,153

Gross profit	2,562,743	2,853,298	7,288,103	10,042,269

Operating expenses
General and administrative	639,608	713,545	2,201,199	2,670,653
Research and development	401,481	723,673	1,365,194	1,457,170
Selling and marketing	1,702,900	2,125,274	5,728,242	7,250,906
Amortization	211,189	211,626	634,505	633,567

	2,955,178	3,774,118	9,929,140	12,012,296

Operating loss	(392,435)	(920,820)	(2,641,037)	(1,970,027)

Other income (expense)
Interest income	21,468	24,001	77,097	162,657
Interest expense	(1,291)	(1,787)	(10,986)	(15,372)
Foreign currency exchange loss	(8,335)	—	(23,030)	(731)
Other, net	—	—	(183)	(4,687)

	11,842	22,214	42,898	141,867

Loss before income taxes	(380,593)	(898,606)	(2,598,139)	(1,828,160)

Income tax expense (benefit)	6,143	(4,684)	29,030	33,374

Net loss	$(386,736)	$(893,922)	$(2,627,169)	$(1,861,534)

Basic and diluted loss per common share	$(0.03)	$(0.06)	$(0.18)	$(0.12)

Weighted average common shares outstanding:
Basic and diluted	14,946,540	14,924,540	14,943,638	14,919,216
See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Nine months ended December 31, 2009
(Unaudited)

			Additional		Accumulated	Total
	Common Stock		Paid-in	Accumulated	Other Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity
Balance at March 31, 2009	14,946,540	$149,465	$35,763,619	$(23,413,350)	$(191,157)	$12,308,577

Share-based compensation	—	—	356,583	—	—	356,583

Comprehensive loss	—	—	—	(2,627,169)	142,017	(2,485,152)

Balance at December 31, 2009	14,946,540	$149,465	$36,120,202	$(26,040,519)	$(49,140)	$10,180,008

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,627,169)	$(1,861,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	852,370	849,933
Loss on disposal of equipment	183	4,687
Share-based consulting expense	—	52,567
Share-based compensation expense	356,583	583,013
Deferred income taxes	(5,299)	(11,531)
Deferred rent	(26,250)	(26,250)
Changes in operating assets and liabilities:
Accounts receivable	71,404	668,510
Inventories	112,460	(34,427)
Other current assets and income tax receivable	(44,238)	8,173
Accounts payable	(324,094)	(91,686)
Accrued liabilities	(221,266)	(802,027)
Accrued pension liability, net and income tax payable	(20,141)	(7,585)

Net cash used in operating activities	(1,875,457)	(668,157)

Cash flows from investing activities:
Proceeds from sale of short-term investments	3,000,000	14,157,410
Purchase of short-term investments	(2,000,000)	(7,891,373)
Purchases of property, plant and equipment	(70,354)	(181,354)
Proceeds from sale of property, plant and equipment	2,000	—
Payments for intangible assets	—	(23,282)

Net cash provided by investing activities	931,646	6,061,401

Cash flows from financing activities:
Repayment of debt obligations	—	(455,913)

Net cash used in financing activities	—	(455,913)

Effect of exchange rates on cash and cash equivalents	70,644	(255,095)

Net increase (decrease) in cash and cash equivalents	(873,167)	4,682,236

Cash and cash equivalents at beginning of period	3,276,299	3,880,044

Cash and cash equivalents at end of period	$2,403,132	$8,562,280

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,145	$13,612
Cash paid during the period for income taxes	121,655	53,739
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
The condensed consolidated financial statements presented herein as of December 31, 2009 and for the three- and nine-month periods ended December 31, 2009 and 2008 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2009. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three- and nine-month periods ended December 31, 2009, and we have made no changes to these policies during fiscal 2010.
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
3. Accounts Receivable
We grant credit to our customers in the normal course of business and, generally, do not require collateral or any other security to support amounts due. If necessary, we have an outside party assist us with performing credit and reference checks and establishing credit limits for the customer. Accounts outstanding longer than the contractual payment terms, are considered past due. We carry our accounts receivable at the original invoice amount less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts. We determine the allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivables are past due, customer financial condition and ability to pay the obligation, historical and expected credit loss experience, and the condition of the general economy and the industry as a whole. We write off accounts receivable when deemed uncollectible. We record recoveries of accounts receivable previously written off when received. We are not always able to timely anticipate changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Historically, the accounts receivable balances we have written off have generally been within our expectations. The allowance for doubtful accounts was $18,000 and $114,000 at December 31, 2009 and March 31, 2009, respectively.

4. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories consist of the following:

	December 31, 2009	March 31, 2009
Raw materials	$167,423	$227,054
Work-in-process	37,633	23,326
Finished goods	211,576	245,371

	$416,632	$495,751

5. Intangible Assets
Intangible Assets. Our intangible assets are comprised of patents and licensed technology which we amortize on a straight-line basis over their estimated useful lives or contractual terms, whichever is less.

		Gross
	Estimated	Carrying	Accumulated
	Lives (Years)	Amount	Amortization	Net value
			December 31, 2009

Patents and licensed technology	6	$5,472,512	$2,728,369	$2,744,143

March 31, 2009

Patents and licensed technology	6	$5,472,512	$2,093,864	$3,378,648
Estimated annual amortization for these assets for the years ending March 31, is as follows:

Remainder of 2010	$211,000
2011	843,000
2012	842,000
2013	842,000
2014	4,000
2015 and beyond	2,000

$2,744,000

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

7. Comprehensive Loss
Comprehensive loss includes our net loss, accumulated translation adjustment, and change in minimum pension obligation as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net loss	$(386,736)	$(893,922)	$(2,627,169)	$(1,861,534)
Items of other comprehensive income (loss):
Accumulated translation adjustment	(30,808)	(115,013)	145,259	(432,881)
Minimum pension obligation	1,475	4,094	(3,242)	15,889

Comprehensive loss	$(416,069)	$(1,004,841)	$(2,485,152)	$(2,278,526)

Other accumulated comprehensive income (loss) at December 31, 2009 totalled $(49,140) and consists of $2,870 for accumulated translation adjustment and $(52,010) for accumulated additional pension liability.
8. Net Loss per Common Share
The following restricted stock, options and warrants outstanding at December 31, 2009 and 2008, to purchase shares of common stock, were excluded from diluted loss per common share because of their anti-dilutive effect:

	Number of Restricted	Range of
	Stock/Options/Warrants	Exercise Prices
December 31, 2009	4,141,928	$0.71 to $5.19
December 31, 2008	4,282,028	$1.82 to $5.30
9. Credit Facilities
Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $717,000) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.85% base rate on December 31, 2009), subject to a minimum interest rate of 3.5% per annum. At December 31, 2009, we had no borrowings outstanding on this credit line.
On October 30, 2009 we entered into a one-year business loan agreement with Venture Bank. The agreement provides for a credit line of up to $2 million secured by the assets of our company. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand and 80% of the value of our eligible U.S. accounts receivable; provided, however, our total liabilities, inclusive of the amount borrowed, may not exceed our tangible net worth. To be eligible to borrow any amount, we must maintain a minimum tangible net worth of $5 million. At December 31, 2009 we had no borrowings outstanding under this agreement, but we estimate we had a borrowing capacity of approximately $0.5 million. Interest on the outstanding borrowings is charged at a per annum rate of the greater of 7.5% or one percentage point over the prime rate (3.25% prime rate on December 31, 2009).
10. Warrants
As of December 31, 2009, we had issued and outstanding warrants to purchase an aggregate of 2,066,928 common shares, at a weighted average exercise price of $3.78.
In connection with the equity offerings of April 2005 private placement, August 2006 private placement and December 2006 follow-on offering, we issued five-year warrants to purchase 1,180,928, 764,500, 121,500 common shares, respectively, at exercise prices of $4.75, $2.50 and $2.40 per share, respectively.

11. Share-based Compensation
As of December 31, 2009, we had one active plan (2006 Amended Stock and Incentive Plan) for share-based compensation grants. Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately. Under this plan, we had reserved 2,700,000 shares of our common stock for share-based grants. As of December 31, 2009, we had remaining 1,500,000 shares available for grant. We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.
We account for share-based compensation costs under ASC 718, “Compensation — Stock Compensation”. We incurred a total of approximately $357,000 and $636,000 in share-based compensation expense (inclusive of $0 and $53,000, respectively, for option grants to consultants) for the nine months ended December 31, 2009 and 2008, respectively.
We determined the fair value of our option awards using the Black-Scholes option pricing model. We used the following weighted-average assumptions to value the options granted during the following periods:

	Nine months Ended	Nine months Ended
	December 31, 2009	December 31, 2008

Expected life in years	4.83	4.06
Risk-free interest rate	2.74%	3.13%
Expected volatility	94.21%	82.70%
Expected dividend yield	0	0
Weighted-average fair value	$0.60	$1.88
The expected life selected for options granted during the quarter represents the period of time that we expect our options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Expected volatilities are based upon historical volatility of our stock. We estimate a forfeiture rate for stock awards of up to 14.5% based on our historical experience.
The following table summarizes the activity related to our stock options during the nine months ended December 31, 2009:

			Weighted
		Weighted	average	Aggregate
	Number of	average	remaining life	intrinsic
	shares	exercise price	in years	value

Options outstanding at March 31, 2009	2,134,500	$3.93	4.02	$—
Options granted	380,000	0.83
Options exercised	—
Options expired and cancelled	(439,500)	4.97

Options outstanding at December 31, 2009	2,075,000	$3.14	4.16	$251,725

Exercisable at December 31, 2009	1,777,662	$3.41	4.16	$120,407

The aggregate intrinsic value for the outstanding options as of March 31, 2009 was zero because all the grants were out-of-the-money based on the closing price of our Company’s common stock on March 31, 2009. As of December 31, 2009, we had approximately $156,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to options that we expect to recognize over a weighted-average period of 1.22 years.

The following table summarizes the activity related to our restricted shares during the nine months ended December 31, 2009:

		Weighted	Weighted average	Aggregate
	Number of	average grant	remaining life in	intrinsic
	Shares	date fair value	years	value

Balance at March 31, 2009	14,000	$3.15	0.16	$44,100
Shares granted	—	—
Shares vested	14,000	3.15
Shares cancelled	—	—

Balance at December 31, 2009	—	$—	—	$—

The aggregate intrinsic value represents the total pre-tax value of restricted stock that holders would have received (based on the closing price of our Company’s common stock on the grant date) had all restricted stock vested and if we had issued common stock to the holders on the grant date. As of December 31, 2009, all of the restricted shares have fully vested and we had no unrecognized compensation expense related to restricted stock.
12. Savings and Retirement Plans
We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made contributions to the U.S. plan of $105,000 and $0 for the nine months ended December 31, 2009 and 2008, respectively.
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
The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three and nine-month periods ended December 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Gross service cost	$16,692	$15,276	$48,278	$50,933
Interest cost	24,152	21,350	70,205	71,868
Expected return on assets	1,579	3,934	4,188	12,454
Amortization	(117)	914	(337)	3,041

Net periodic retirement cost	$42,306	$41,474	$122,334	$138,296

Major assumptions used in the above calculations include:

	Nine months Ended
	December 31,
	2009	2008
Discount rate	6.60-6.70%	6.10-6.70%
Expected return on assets	5.00-6.60%	5.00-6.10%
Expected rate of increase in future compensation:
General	3%	3%
Individual	0-3%	0-3%

The United Kingdom pension plan is in an over funded position and its funded status is shown as a prepaid pension asset. The Netherlands pension plan is in an under funded position and its funded status is shown as accrued pension liability.
We made aggregate contributions of approximately $154,000 and $151,000, respectively, during the nine months ended December 31, 2009 and 2008 to the two defined benefit plans. We made aggregate contributions of approximately $12,000 and $31,000 , respectively, during the nine months ended December 31, 2009 and 2008 to the two defined contribution plans.
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
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and we do not deem them to be long-term balances. For the three months ended December 31, 2009 and 2008, we recognized foreign currency exchange loss of $8,335 and $0, respectively. For the nine months ended December 31, 2009 and 2008, we recognized foreign currency exchange loss of $23,030 and $731, respectively.
14. Business Segment Information
ASC 280, “ Segment Reporting,” establishes disclosure standards for segments of a company based on management’s approach to defining operating segments. In accordance with the objective and basic principles of the standard we aggregate our operating segments into one reportable segment.
Information regarding our geographic operations for the three- and nine-month periods ended December 31, 2009 and 2008 is as follows:

	United	The	United
	States	Netherlands	Kingdom	Consolidated
Three months ended December 31, 2009

Sales to customers	$1,514,489	$1,180,952	$372,701	$3,068,142

Nine months ended December 31, 2009

Sales to customers	$4,477,944	$3,246,190	$1,156,412	$8,880,546

Long-lived assets at December 31, 2009	3,313,103	738,669	96,718	4,148,490

Three months ended December 31, 2008

Sales to customers	$1,945,508	$1,010,201	$431,576	$3,387,285

Nine months ended December 31, 2008

Sales to customers	$6,377,191	$3,915,638	$1,540,593	$11,833,422
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
In addition, future utilization of NOL carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code. This section generally relates to a 50 percent change in ownership of a company over a three-year period. We believe that the issuance of our common stock in the December 2006 follow-on public offering resulted in an “ownership change” under Section 382. Accordingly, our ability to use NOL tax attributes generated prior to December 2006 may be limited
During the three months ended December 31, 2009 and 2008, we recorded income tax expense (benefit) of approximately $6,000 and $(5,000), respectively. During the nine months ended December 31, 2009 and 2008, we recorded income tax expense of approximately $29,000 and $33,000, respectively.
On December 31, 2009 and 2008 we had a deferred tax asset of $80,000 and $69,000, respectively. We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences.
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
Under our accounting policies we would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At the adoption date of April 1, 2007, we recognized no interest or penalties related to uncertain tax positions. As of December 31, 2009, we recorded no accrued interest or penalties related to uncertain tax positions.
The fiscal tax years 2005 through 2008 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions to which we are subject. In addition, we are subject to examination by certain foreign taxing authorities for which the fiscal years 2007 through 2009 remain open for examination.
16. Recently Issued Accounting Standards
In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). This Standards Update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities when a quoted price in an active market is not available. This ASU was effective for our third quarter of our fiscal 2010 and the adoption did not have an impact on our financial position or results of operations.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 replaced FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 was effective for interim and annual periods ending after September 15, 2009. We now use the new Codification when referring to GAAP in our interim financial statements. The adoption of the SFAS 168 changes our references to U.S. GAAP, but does not have an impact on our financial position or results of operations.
In May 2009, the FASB issued ASC 855, “Subsequent Events.” This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events.” Subsequent events which provide evidence about conditions that arose after the balance sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events.” It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued. We adopted this standard effective April 1, 2009 — see Note 17.
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
17. Subsequent events
We evaluated all subsequent events through February 1, 2010, the filing date of this Form 10-Q with the Securities and Exchange Commission, to ensure that this Form 10-Q includes appropriate disclosure of events both recognized in the financial statements as of December 31, 2009, and events which occurred subsequent to December 31, 2009 but were not recognized in the financial statements. As of February 1, 2010, we had no subsequent events which required recognition in the financial statements.

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
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2009. Based upon our review, we have determined that these policies remain our most critical accounting policies for the nine-month period ended December 31, 2009, and we have made no changes to these policies during fiscal 2010.

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
Our sales performance has been greatly influenced by the sales in the U.S. of our Urgent PC system. Starting in the second half of fiscal 2009, sales over corresponding year-ago periods of our Urgent PC system declined and continued to do so in the first half of fiscal 2010 because of reimbursement-related issues, although sales have stabilized at around $900,000 to $1 million per quarter in each of the last three quarters. The American Medical Association (AMA) advised the medical community during our first fiscal quarter of 2009 that their previously recommended “listed” Current Procedure Technology (CPT) code for reimbursement of Urgent PC treatments should be replaced with an “unlisted” code. As a result, some third-party insurance carriers are now denying reimbursement while certain other carriers are reassessing their coverage and reimbursement policies for Urgent PC treatments. However, many other third party payers, under a published positive coverage policy or on a case-by-case basis, continue to provide reimbursement for Urgent PC treatments.
A major part of our strategy, supported by publication of clinical studies in peer-reviewed journals in the U.S., is to obtain a listed CPT code for percutaneous tibial nerve stimulation, and expand third-party reimbursement coverage of Urgent PC treatments in the U.S. Additionally, we continue to implement a comprehensive program designed to educate Medicare carriers and private payer medical directors around the country about the benefits and clinical study results of Urgent PC. The medical directors have asked for additional peer-reviewed publications in U.S. medical journals and to date five new articles have been published. The most recent publication on the results of the long-term phase of our earlier OrBIT clinical trial was published in the January 2010 issue of The Journal of Urology® and the results of our 12-week SUmiT trial are expected to be published in the April 2010 issue of this journal.
We have submitted our application to the AMA, for consideration at their February 2010 meeting, for a listed CPT code, which if granted would be effective in January 2011. We believe the availability of a listed CPT code will encourage broader use of our Urgent PC. We expect that Urgent PC sales will not return to prior historical sales levels in the U.S. until after a new listed CPT code is assigned and payers create coverage policies that provide adequate reimbursement.
Our results are also impacted by the steadily increasing sales in the U.S. of our Macroplastique product because of our increased sales and marketing focus. Sales of our Macroplastique product in the U.S., accounting for $1.5 million through nine months of our current fiscal year, have about doubled over the corresponding year-ago quarter.
Our net loss for the nine months ended December 31, 2009 increased because of a decline in sales and a decline in gross margin, primarily because of lower capacity utilization, offset partially by a reduction in operating expenses. In the three months ended December 31, 2009, our net loss was cut to less than one-half of the loss in the corresponding year-ago period because of a reduction in spending.
Results of Operations
Three and nine months ended December 31, 2009 compared to three and nine months ended December 31, 2008
Net Sales: During the three months ended December 31, 2009, net sales of $3.1 million represented a $319,000 or a 9% decrease, over net sales of $3.4 million for the three months ended December 31, 2008. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales decreased by approximately 14%. During the nine months ended December 31, 2009, net sales of $8.9 million represented a $2.9 million, or a 25% decrease, over net sales of $11.8 million for the nine months ended December 31, 2008. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales decreased by approximately 23%.
Sales to customers in the U.S. during the three months ended December 31, 2009 totaled $1.5 million, representing a $431,000, or a 22% decrease, over net sales of $1.9 million for the three months ended December 31, 2008. During the nine months ended December 31, 2009 sales to customers in the U.S. totaled $4.5 million, representing a 30% decrease, over net sales of $6.4 million for the nine months ended December 31, 2008.
Sales in the U.S. of our Urgent PC product, decreased 42% to $934,000 for three months ended December 31, 2009, from $1.6 million for the same year-ago period, and for the nine months ended December 31, 2009 decreased 48% to $2.9 million from $5.6 million for the same year-ago period. The trend in decline of our Urgent PC sales over corresponding year-ago periods began in the second half of fiscal 2009 due to reimbursement related issues. Sales have stabilized at around $900,000 to $1 million per quarter in each of the last three quarters.
Sales in the U.S. of our Macroplastique product, increased 76% to $565,000 for three months ended December 31, 2009, from $321,000 for the same year-ago period, and for the nine months ended December 31, 2009 increased 99% to $1.5 million from $762,000 for the same year-ago period. Sales of our Macroplastique product have about doubled over the corresponding year-ago period because of our increased sales and marketing focus.
Sales to customers outside the U.S. for the three months ended December 31, 2009 and 2008 were $1.6 million and $1.4 million, respectively, an increase of 8%. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales decreased by approximately 2%. For the nine months ended December 31, 2009 and 2008 sales to customers outside of the U.S. were $4.4 million and $5.5 million, respectively, a decrease of 19%. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales decreased by approximately 15%. We believe the sales decrease for the nine months is mainly attributed to increased competition from a newly-introduced product against our Macroplastique product. In addition, in fiscal year 2010 we discontinued in the United Kingdom our I-Stop urethral sling product which accounted for approximately $135,000 in sales for the nine months ended December 31, 2008 and $191,000 in sales in fiscal 2009.
Gross Profit: Gross profit was $2.6 million and $2.9 million for the three months ended December 31, 2009 and 2008, respectively, or 84% of net sales both periods. Gross profit was $7.3 million and $10.0 million for the nine months ended December 31, 2009 and 2008, respectively, or 82% and 85% of net sales in the respective periods. We attribute the lower gross profit percentage in the nine months ended December 31, 2009 primarily to a decrease in manufacturing capacity utilization as a result of the decreased sales, changes in sales product mix, and the negative impact of changes in the currency exchange rates from our foreign currency-denominated sales. The first two factors each had an approximately one percentage point negative effect on the gross profit percentage, and the last factor had a negative effect of about 0.5 percentage point on the gross profit percentage.
General and Administrative Expenses (G&A): G&A expenses decreased $74,000 from $714,000 during the three months ended December 31, 2008 to $640,000 during the same period in 2009. Expenses decreased $469,000 from $2.7 million during the nine months ended December 31, 2008 to $2.2 million during the same period in 2009. Included in the three-month period ended December 31, 2008 is $45,000 non-cash, share-based compensation expense, compared with a charge of $25,000 in the three-month period ended December 31, 2009. Excluding share-based compensation charges, G&A expenses decreased by $54,000 during the three months ended December 31, 2009 from the three months ended December 31, 2008. Included in the nine-month period ended December 31, 2008 is $262,000 non-cash, share-based compensation expense, compared with a charge of $169,000 in the nine-month period ended December 31, 2009. Excluding share-based compensation charges, G&A expenses decreased by $376,000 during the nine months ended December 31, 2009 from the nine months ended December 31, 2008. G&A expenses decreased primarily because of a $186,000 decrease in professional and consulting fees, a $44,000 recovery of a customer receivable which we had reserved for in the prior fiscal year, a $26,000 decrease in travel costs, and other reductions as we implemented cost reduction measures. We have implemented concentrated efforts to reduce expenses until reimbursement in the U.S. for Urgent PC recovers and the economy improves.
Research and Development Expenses (R&D): R&D expenses decreased from $724,000 during the three months ended December 31, 2008 to $401,000 during the same period in 2009. Expenses decreased from $1.5 million during the nine months ended December 31, 2008 to $1.4 million during the same period in 2009. The decrease during the quarter is attributed primarily to a decrease in spending for clinical studies. The decrease for the nine months ended December 31, 2009 is attributed to a $59,000 decrease in spending for clinical studies, a $37,000 decrease in travel costs, a $29,000 decrease in consulting expense, a $11,000 decrease in regulatory expenses, offset partially by an $67,000 increase in compensation related costs. We have undertaken clinical studies that we anticipate may assist us in obtaining a specific “listed” CPT code that will encourage broader use of our Urgent PC. We spent approximately $1.3 million in fiscal 2009, have spent approximately $364,000 in the nine months ended December 31, 2009 and anticipate spending approximately $100,000 in the remainder of the current fiscal year for such clinical studies.
Selling and Marketing Expenses (S&M): S&M expenses decreased from $2.1 million during the three months ended December 31, 2008 to $1.7 million during the same period in 2009. Expenses decreased from $7.3 million during the nine months ended December 31, 2008 to $5.7 million during the same period in 2009. We attribute the decrease during the nine months ended December 31, 2009 to a $372,000 decrease in commissions due to the decrease in sales, a $378,000 decrease in compensation related costs on lower headcount and share-based charges, a $273,000 decrease in travel costs, a $228,000 decrease in cost to support our marketing activities and a $131,000 decrease in consultancy costs, mainly related to reimbursement. Although we have maintained our assembled U.S. sales force and redirected some of their effort to our Macroplastique product line until reimbursement for Urgent PC stabilizes, we have taken steps to control other sales and marketing expenses.
Amortization of Intangibles: Amortization of intangibles was $211,000 and $212,000 for the three months ended December 31, 2009 and 2008, respectively, and was $635,000 and $634,000 for the nine months ended December 31, 2009 and 2008, respectively. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million, which we are amortizing over six years.
Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Net other income was $12,000 and $22,000 for the three months ended December 31, 2009 and 2008, respectively, and was $43,000 and $142,000 for the nine months ended December 31, 2009 and 2008, respectively. The decline in net other income is attributed primarily to the decline in interest income on lower cash balance and interest rates.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency exchange loss of $8,000 and $0 for the three months ended December 31, 2009 and 2008, respectively, and $23,000 and $731 for the nine months ended December 31, 2009 and 2008, respectively.
Income Tax Expense (Benefit): During the three months ended December 31, 2009 and 2008, we recorded income tax expense (benefit) of $6,000 and $(5,000), respectively, and $29,000 and $33,000 for the nine months ended December 31, 2009 and 2008, respectively.
Non-GAAP Financial Measures: The following table reconciles our operating loss calculated in accordance with accounting principles generally accepted in the U.S. (GAAP) to non-GAAP financial measures that exclude non-cash charges for share-based compensation, and depreciation and amortization expenses from gross profit, operating expenses and operating loss. The non-GAAP financial measures used by management and disclosed by us are not a substitute for, or superior to, financial measures and consolidated financial results calculated in accordance with GAAP, and you should carefully evaluate our reconciliations to non-GAAP. We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies. Therefore, our non-GAAP financial measures may not be comparable to those used by other companies. We have described the reconciliations of each of our non-GAAP financial measures described above to the most directly comparable GAAP financial measures.
We use these non-GAAP financial measures, and in particular non-GAAP operating loss, for internal managerial purposes and incentive compensation for senior management because we believe such measures are one important indicator of the strength and the operating performance of our business. Analysts and investors frequently ask us for this information. We believe that they use such measures to evaluate the overall operating performance of companies in our industry, including as a means of comparing period-to-period results and as a means of evaluating our results with those of other companies.

Our non-GAAP operating loss of approximately $42,000 for the three months ended December 31, 2009 was less than the $492,000 operating loss in same period in fiscal 2009. Our non-GAAP operating loss was approximately $1.4 million for the nine months ended December 31, 2009 compared to an operating loss of $485,000 in same period fiscal in 2009. We attribute the increased operating loss during the nine months ended December 31, 2009 primarily to the decrease in sales and a lower gross margin rate, offset partially by a decrease in cash operating expenses. With continued focus on spending reductions, we reduced the operating loss for the three months ended December 31, 2009.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Gross Profit
GAAP gross profit	$2,562,743	$2,853,298	$7,288,103	$10,042,269
% of sales	84%	84%	82%	85%
Share-based compensation	4,771	8,879	23,218	34,132
Depreciation expense	14,481	12,436	42,780	38,283

Non-GAAP gross profit	2,581,995	2,874,613	7,354,101	10,114,684

Operating Expenses
GAAP operating expenses	2,955,178	3,774,118	9,929,140	12,012,296
Share-based compensation	60,351	136,701	333,365	601,448
Depreciation expense	59,462	58,922	175,085	178,083
Amortization expense	211,189	211,626	634,505	633,567

Non-GAAP operating expenses	2,624,176	3,366,869	8,786,185	10,599,198

Operating Loss
GAAP operating loss	(392,435)	(920,820)	(2,641,037)	(1,970,027)
Share-based compensation	65,122	145,580	356,583	635,580
Depreciation expense	73,943	71,358	217,865	216,366
Amortization expense	211,189	211,626	634,505	633,567

Non-GAAP operating loss	$(42,181)	$(492,256)	$(1,432,084)	$(484,514)

Liquidity and Capital Resources
Cash Flows.
At December 31, 2009, our cash and cash equivalent and short-term investments balances totaled $5.9 million.
At December 31, 2009, we had working capital of approximately $6.4 million. For the nine months ended December 31, 2009, we used $1.9 million of cash in operating activities, compared to $0.7 million of cash used in the same period a year ago. We attribute the increase in cash used in operating activities primarily to the decrease in sales, and a decrease of the gross profit rate, offset partially by a decrease in cash operating expenses.
For the nine months ended December 31, 2009 we used approximately $70,000 to purchase property, plant and equipment compared with approximately $181,000 for the same period a year ago.
For the nine months ended December 31, 2008 we used cash in financing activities of approximately $456,000 to repay debt obligations. In the third quarter of fiscal 2009 we fully retired the debt. We used no cash in financing activities during the nine months ended December 31, 2009.

Sources of Liquidity.
Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $717,000) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.85% base rate on December 31, 2009), subject to a minimum interest rate of 3.5% per annum. At December 31, 2009, we had no borrowings outstanding on this credit line.
On October 30, 2009 we renewed our credit line with Venture Bank. The agreement provides for a credit line of up to $2 million secured by the assets of our company. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand and 80% of the value of our eligible U.S. accounts receivable; provided, however, our total liabilities, inclusive of the amount borrowed, may not exceed our tangible net worth. To be eligible to borrow any amount, we must maintain a minimum tangible net worth of $5 million. At December 31, 2009 we had no borrowings outstanding under this agreement, but we estimate we had a borrowing capacity of approximately $0.5 million. Interest on the loan is charged at a per annum rate of the greater of 7.5% or one percentage point over the prime rate (3.25% prime rate on December 31, 2009).
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
We may continue to incur significant costs for clinical studies, beyond those we have expensed to date, to support broader marketing of our Urgent PC System in the U.S. We expect that in fiscal 2010 we will spend approximately $0.5 million for such clinical studies. We also expect to continue to incur significant expenses to support our U.S. sales and marketing organization.

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
Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UROPLASTY, INC.
Date: February 1, 2010	By:	/s/ DAVID B. KAYSEN
David B. Kaysen
President and Chief Executive Officer

Date: February 1, 2010	By:	/s/ MAHEDI A. JIWANI
Mahedi A. Jiwani
Chief Financial Officer