Form 10-K/A
period 2009-03-31
UROPLASTY INC
filed 2010-03-24
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

Explanatory Note: This Amendment No. 1 to the Annual Report on Form 10-K of Uroplasty, Inc. is filed solely to correct an error in the certifications filed pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements:
2. Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	charged to		Effects of foreign	Balance at
	beginning of	costs and	Written off,	currency	end of fiscal
	fiscal year	expenses	less recoveries	fluctuations	year

Allowance for doubtful accounts and sales returns
Fiscal year ended March 31, 2009	$82,000	$341,000	$(245,000)	$(1,000)	$177,000

Fiscal year ended March 31, 2008	$7,000	$146,000	$(71,000)	$—	$82,000
Warranty reserve

Fiscal year ended March 31, 2009	$4,000	$8,000	$(10,000)	$—	$2,000

Fiscal year ended March 31, 2008	$26,000	$12,000	$(34,000)	$—	$4,000
3. Exhibits
(a) Exhibits incorporated by reference.

Number	Description

3.1	Restated Articles of Incorporation of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed October 18, 2007 (File No. 333-146787))
3.2	Amendment to Restated Articles of Incorporation of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.3 to Registrant’s Form 8-K filed dated October 25, 2006)

Number	Description

4.1	Form of Stock Certificate representing shares of our Common Stock (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 10SB 12G filed July 10, 1996)
4.2	Form of Warrant (Incorporated by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form SB-2 filed September 14, 2005 (File No. 333-128313))
4.3	Form of Selling Agent’s Warrant (Incorporated by reference to Exhibit 4.3 to Registrant’s Form SB-2/A 1 filed November 27, 2006 (File No. 333-138267))
10.1	Settlement Agreement and Release dated November 30, 1993 by and between Bioplasty, Inc., Bio-Manufacturing, Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A. Beisang III, MD and Robert A. Ersek, MD (Incorporated by reference to Exhibit 6.1 to Registrant’s Registration Statement on Form 10SB filed July 10, 1996)
10.2	Employment Agreement between Uroplasty, Inc. and Susan Holman dated December 7, 1999. (Incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-KSB for the year ended March 31, 2000 filed June 26, 2000)*
10.3	Employment Agreement between Uroplasty, Inc. and Larry Heinemann dated December 7, 1999. (Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-KSB for the year ended March 31, 2000, filed June 26, 2000)*
10.4	Agreement, dated October 14, 1998, by and between Uroplasty, Inc. and Samir M. Henalla (pertaining to Macroplastique Implantation System). (Incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-KSB/A for the year ended March 31, 2001, filed March 27, 2002)
10.5	2002 Employee Stock Option Plan (Incorporated by reference to the copy filed as Appendix B to the Proxy Statement filed with the SEC on August 1, 2002)*
10.6	Employment Agreement between Uroplasty, Inc. and Mr. Marc Herregraven dated November 15, 2002. (Incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-KSB for the year ended March 31, 2003, filed May 20, 2003)*
10.7	Form of Securities Purchase Agreement dated as of April 21, 2005, by and among Uroplasty, Inc., and the investors identified on the signature pages thereto (Incorporated by reference to Exhibit 10.20 to Registrant’s Form 8-K filed dated April 26, 2005)
10.8	Form of Warrant (Incorporated by reference to Exhibit 10.21 to Registrant’s Form 8-K filed April 26, 2005)
10.9	Form of Registration Rights Agreement dated as of April 21, 2005, by and among Uroplasty, Inc., and the investors named therein (Incorporated by reference to Exhibit 10.22 to Registrant’s From 8-K filed dated April 26, 2005)
10.10	Employment Agreement between Uroplasty, Inc. and Mahedi A. Jiwani dated November 14, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-QSB filed November 14, 2005)*
10.11	Lease Agreement between Uroplasty, Inc. and Liberty Property Limited Partnership dated January 20, 2006 (Incorporated by reference to Exhibit 10.25 to Registrant’s Form 8-K filed January 24, 2006)
10.12	Employment Agreement between Uroplasty, Inc. and David B. Kaysen dated May 17, 2006 (Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-KSB filed June 29, 2006)*
10.13	Form of Registration Rights Agreement dated as of August 7, 2006, by and among Uroplasty, Inc., and the investors identified named therein (Incorporated by reference to Exhibit 10.34 to Registrant’s Form 8-K filed August 8, 2006)
10.14	Form of Warrant dated August 7, 2006 (Incorporated by reference to Exhibit 10.33 to Registrant’s From 8-K filed August 8, 2006)
10.15	Form of Purchase Agreement, dated as of March 15, 2007, by and between Uroplasty, Inc. and CystoMedix, Inc. (Incorporated by reference to Exhibit 10.36 to Registrant’s Form 8-K filed March 20, 2007
10.16	2006 Amended Stock and Incentive Plan (Incorporated by reference to the copy attached as Appendix A to the Company’s Definitive Proxy Statement filed on July 25, 2008)*
10.17	Business Loan Agreement and related Promissory Note dated September 3, 2008 with Venture Bank (Incorporated by reference to Exhibit 10.23 to Registrant’s Form 8-K filed September 4, 2008)
13.0	Financial Statements (filed with the first filing of this Annual Report on Form 10-K on June 4, 2009)
14.1	Revised Code of Ethics titled Code of Business Conduct and Ethics for Directors, Officers and Employees (Incorporated by reference to Exhibit 14.1 to Registrant’s Form 8-K filed April 12, 2007)
21.0	List of Subsidiaries (filed with the first filing of this Annual Report on Form 10-K on June 4, 2009)
23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP (filed with the first filing of this Annual Report on Form 10-K on June 4, 2009)

*	Management contract, compensation plan or arrangement

(c) Exhibits filed herewith.

Number	Description

31	Certifications by the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications by the CEO and CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2010	UROPLASTY, INC.
	By	/s/ David B. Kaysen
David B. Kaysen
President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title / Capacity	Date

/s/ David B. Kaysen David B. Kaysen	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2010

/s/ Mahedi A. Jiwani Mahedi A. Jiwani	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 24, 2010

/s/ R. Patrick Maxwell R. Patrick Maxwell	Chairman of the Board of Directors	March 24, 2010

/s/ Thomas E. Jamison Thomas E. Jamison	Director	March 24, 2010

/s/ Lee A. Jones Lee A. Jones	Director	March 24, 2010

/s/ James P. Stauner James P. Stauner	Director	March 24, 2010

/s/ Sven A. Wehrwein Sven A. Wehrwein	Director	March 24, 2010