Form 10-K
period 2010-03-31
UROPLASTY INC
filed 2010-05-28
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2010

Commission File No. 001-32632

UROPLASTY, INC.
(Exact name of registrant as specified in its Charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1719250 (I.R.S. Employer Identification No.)

5420 Feltl Road
Minnetonka, Minnesota 55343
(Address of principal executive offices)

(952) 426-6140
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of class	Name of Exchange on which registered

Common Stock, $.01 par value	NYSE AMEX

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES [ ]  NO [X]

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of May 21, 2010 was $74,037,000.

As of May 21, 2010 the registrant had 15,310,040 shares of common stock outstanding.

Documents Incorporated By Reference: Portions of our Proxy Statement for our 2010 Annual Meeting of Shareholders (the “Proxy Statement”), are incorporated by reference in Part III.

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

We do not undertake nor assume any obligation to update any forward-looking statement that we may make from time to time.

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

The Urgent PC system uses percutaneous tibial nerve stimulation (PTNS) to deliver an electrical pulse that travels to the sacral nerve plexus, a control center for bladder function. We have received regulatory clearances for sale of the Urgent PC system in the United States, Canada and Europe. We launched sales of our second generation Urgent PC system in late 2006. We have intellectual property rights relating to key aspects of our neurostimulation therapy.

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

Developments

Our sales growth during fiscal 2007 and 2008 was largely attributable to rapid market acceptance of our Urgent PC product in the U.S. However, our sales performance in the U.S. was impacted by the American Medical Association’s (AMA) advice to the medical community, during our first fiscal quarter of 2009, that the previously recommended unique, listed CPT code for Urgent PC treatments be replaced with an unlisted code. As a result, some third-party insurance carriers are delaying or denying reimbursement while certain other insurer are reassessing their coverage and reimbursement policies for Urgent PC treatments. However, many other third party payers, under a published positive coverage policy or on a case-by-case basis, continue to provide reimbursement for Urgent PC treatments.

Starting in the second half of fiscal 2009, sales over corresponding year-ago periods of our Urgent PC system declined and continued to do so in fiscal 2010 because of reimbursement-related issues, although sales stabilized at around $0.9 million to $1 million per quarter in fiscal 2010. We expect Urgent PC sales in the U.S. will likely decline further in fiscal 2011 and we do not expect the sales to return to prior historical levels until after we obtain a unique, listed CPT code and payers create coverage policies that provide adequate reimbursement.

A major part of our strategy, supported by publication of clinical studies in peer-reviewed journals in the U.S., has been to obtain a unique, listed Current Procedure Technology (CPT) code for PTNS, and expand third-

party reimbursement coverage of Urgent PC treatments in the U.S. Additionally, we continue to implement a comprehensive program designed to educate Medicare carriers and private payer medical directors about the benefits and clinical study results of Urgent PC. During the past eighteen months we have sponsored and received favorable results from clinical trials designed to demonstrate the efficacy of our Urgent PC system, and to date five new articles have been published in U.S. medical journals on Urgent PC. The most recent publications in The Journal of Urology® include the results of the 12-week OrBIT clinical trial, published in the September 2009 issue, the long-term phase of the OrBIT clinical trial, published in the January 2010 issue, and the 12-week SUmiT clinical trial, published in the April 2010 issue.

We submitted an application for a unique, listed CPT code to the AMA, for consideration at their CPT Editorial Panel Meeting in February 2010. The AMA has advised us that they have assigned a unique, listed CPT code for PTNS. This decision is expected to be published in the Federal Register by the Centers for Medicare and Medicaid Services by October 2010. Nevertheless, the code will not become effective until January 2011, the suggested reimbursement amount for Urgent PC treatments is not yet established, the exact CPT code number is not yet assigned, and no private payers or governmental agencies have agreed, or considered to agree, to provide reimbursement on the basis of this new CPT code prior to its effective date. While we believe the availability of a unique, listed CPT code will encourage broader use of our Urgent PC, there is no assurance that additional payers will agree to create coverage policies or that the policies, if they create, will provide adequate reimbursement.

We have increased our emphasis on sales of our Macroplastique product in the United States. We have expanded our marketing activities and conducted specific sales training programs with our U.S. sales representatives to increase their ability to understand and advise clinicians as to its use and benefits with the expectation of increased sales. As a result, fiscal 2010 Macroplastique sales in the U.S. about doubled over fiscal 2009 and we anticipate increased sales in fiscal 2011.

Our net loss in fiscal 2010 decreased because of a decline in sales and a decline in gross margin, primarily because of lower capacity utilization, offset partially by a reduction in operating expenses. Our spending for R&D has declined as we complete clinical trials we undertook, primarily to support our Urgent PC business, and although we have maintained our assembled U.S. sales force and redirected some of their effort to our Macroplastique product line until reimbursement for Urgent PC stabilizes, we have taken steps to control our other sales and marketing spending.

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

Voiding Dysfunction Market

Voiding dysfunctions affect urinary or fecal control and can result in uncontrolled bladder sensations (overactive bladder) or unwanted leakage (urinary or fecal incontinence). OAB is a prevalent and challenging urologic problem affecting an estimated 34 million adult Americans. In 1996, the Agency for Health Care Policy and Research (AHCPR), a division of the Public Health Service, U.S. Department of Health and Human Services, estimated that urinary incontinence affected about 13 million people in the United States, 85% (11 million) of whom were women. AHCPR estimated the total cost of treating incontinence (management and curative approaches) of all types in the United States at approximately $16 billion per year. Historically, we believe only a small percentage of the patients suffering from these disorders have sought treatment. In recent years, however, we believe the number of people seeking treatment has grown as a result of the publicity associated with new, minimally invasive treatment alternatives.

When patients seek treatment, physicians generally assess the severity of the symptoms as mild, moderate or severe. However, regardless of the degree of severity, patients will often consider drug therapy and minimally invasive treatment first. We believe that we are uniquely positioned because we offer office-based, minimally invasive treatment solutions.

We believe that over the next several years a number of key demographic and technological factors will accelerate growth in the market for medical devices to treat urinary symptoms often associated with OAB and urinary incontinence. These factors include the following:

•	Technology advances and patient awareness. Patients often weigh the clinical benefits against the invasiveness of the procedures when choosing a treatment alternative. In recent years, with the publicity associated with new technology and minimally invasive treatment alternatives, we believe the number of patients visiting physicians to seek treatment for voiding dysfunctions has increased. As a result, we believe more patients will choose treatments other than drug therapy, which may have adverse side effects and may not achieve the desired therapeutic effect, or other alternatives, which simply manage their disorder.

•	Emphasis on quality of life. Patients have placed an increased emphasis on quality of life issues and maintaining active lifestyles. Their desire to improve quality of life is usually an important factor in selecting a treatment for their disorder. We believe patients seeking treatment are increasingly considering alternatives designed to balance therapeutic effect with any associated side effects. As a result, we believe patients will increasingly choose minimally invasive surgical treatments or other effective treatments such as neurostimulation.

•	Aging population. The number of individuals developing voiding dysfunctions will increase as the population ages and as life expectancies continue to rise.

Overactive Bladder

Symptoms

For individuals with overactive bladder symptoms, the nervous system control for bladder filling and urinary voiding is incompetent. Signals to indicate a full bladder are sent early and frequently, triggers to allow the bladder to relax for filling are ineffective and nervous control of the urethral sphincter, to keep the bladder closed until an appropriate time, is inadequate. An individual with OAB may exhibit one or all of the symptoms that characterize overactive bladder: urinary urgency, urinary frequency and urge incontinence. Urgency is the strong, compelling need to urinate and frequency is a repetitive need to void. For most individuals, normal urinary voiding is about eight times per day while individuals with an overactive bladder may seek to void over 20 times per day and at least two times during the night. Urge incontinence refers to the involuntary loss of urine associated with an abrupt, strong desire to urinate that typically results in an accident before the individual can reach the restroom.

Treatment of Symptoms

Drug Therapy. The most common treatment for OAB is drug therapy using an anticholinergic agent. However, for some individuals, the drugs are ineffective or the side effects so bothersome that the patient discontinues the medications. Common side effects include dry mouth, constipation, cognitive changes and blurred vision.

Biofeedback and Behavioral Modification. Bladder training and scheduled voiding techniques, often accompanied by the use of voiding diaries, are non-invasive approaches to managing OAB. These techniques are seldom completely effective because they rely on the diligence and compliance of the individual. In addition, these techniques may not affect the underlying cause of the condition.

Neurostimulation. Normal urinary control is dependent upon properly functioning neural pathways and coordination among the central and peripheral nervous systems, the nerve pathways, the bladder and the sphincter. Unwanted, uncoordinated or disrupted signals along these pathways can lead to OAB symptoms. Therapy using neurostimulation incorporates electrical stimulation to target specific neural tissue and “jam” the pathways transmitting unwanted signals. To alter bladder function, stimulation must be delivered to the sacral nerve plexus, which innervates the bladder and pelvic floor. Neurostimulation for urinary symptoms often associated with OAB is presently conducted through a surgically implanted sacral nerve stimulation device or non-surgical PTNS performed in a physician’s office.

•	Surgical. Direct sacral nerve stimulation devices consist of a surgically implanted lead near the spine and an implanted stimulator in the buttocks to deliver mild electrical pulses to the sacral nerve plexus. We believe that most office-based physicians will first recommend to patients drug therapy or PTNS treatments over the more invasive, surgically implanted procedure. We believe that patients may be more inclined to elect a less invasive treatment option for urinary symptoms instead of an invasive surgery.

•	Minimally Invasive. PTNS delivers stimulation to the sacral nerve plexus by temporarily applying electrical pulses to the posterior tibial nerve, accessed through a non-surgical, percutaneous approach on the lower leg. Neurostimulation using PTNS has a therapeutic effect documented in published clinical studies. Because PTNS is non-surgical, it has a low risk of complication and is typically performed in a physician’s office.

Uroplasty Solution

Urgent PC Non-Surgical Neurostimulation System

The Urgent PC system is a minimally invasive nerve stimulation device designed for office-based treatment of urge incontinence, urinary urgency and urinary frequency — symptoms often associated with OAB. Using a small-gauge needle electrode inserted near the ankle, the Urgent PC system delivers an electrical pulse that travels to the sacral nerve plexus, a control center for bladder function.

We believe that the Urgent PC system is the only PTNS device in the United States market for treatment of urinary symptoms often associated with OAB. Components of the Urgent PC system include a hair-width needle electrode, a lead set and an external, handheld, battery-powered stimulator. For each 30-minute office-based therapy session, the physician or other qualified health care provider inserts the needle electrode in the patient’s lower leg and connects the electrode to the stimulator. Typically, a patient undergoes 12 consecutive weekly treatment sessions, with follow-up maintenance treatments as required to sustain the therapeutic effect.

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

Treatment

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

Uroplasty Solution

Macroplastique

Macroplastique is used to treat adult female stress urinary incontinence due to ISD. It is designed to restore the patient’s urinary continence immediately following treatment. Macroplastique is a soft-textured, permanent implant injected, under endoscopic visualization, around the urethra distal to the bladder neck. It is a proprietary composition of heat vulcanized, solid, soft, irregularly shaped polydimethylsiloxane (solid silicone elastomer) implants suspended in a biocompatible excretable carrier gel. We believe our compound is better than other commercially available bulking agents because, with its unique composition, shape and size, it does not degrade, is not absorbed into surrounding tissues and does not migrate from the implant site.

We have sold Macroplastique for several urological indications in over 40 countries outside the United States since 1991. In October 2006, we received FDA pre-market approval for the use of Macroplastique to treat adult female stress incontinence due to ISD. We began marketing Macroplastique in the United States in early 2007.

Other Uroplasty Products

We also market outside of the U.S. minimally invasive products to address fecal incontinence. Our PTQtm Implants offer minimally-invasive, soft-textured permanent implant for treatment of fecal incontinence. The PTQ Implants are implanted circumferentially into the submucosa of the anal canal, creating a “bulking” and supportive effect similar to that of Macroplastique injection for the treatment of stress urinary incontinence. The PTQ is CE marked and currently sold outside the United States in various international markets. The Urgent PC is also CE marked and sold outside of the United States for the treatment of fecal incontinence.

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

Uroplasty Strategy

Our goal is to become the leading provider of minimally invasive, office- and outpatient surgical-based solutions for patients who suffer from voiding dysfunctions. We believe that, with our Urgent PC and Macroplastique products, we can increasingly garner the attention of key physicians and distributors to grow our revenue. The key elements of our strategy are to:

•	Educate physicians and third-party insurance carriers about the benefits of Urgent PC. We believe education of physicians and third-party insurance carriers regarding the benefits of the Urgent PC system is critical to the successful adoption of this system, and to reimbursement for treatments by third-part carriers. To this end, we have conducted clinical studies which we believe will help us with our sales and marketing efforts. We have also submitted the results of these clinical studies with our February 2010 application to the AMA for a unique, listed CPT code. We believe the availability of a unique, listed CPT code will encourage broader use of our Urgent PC.

•	Educate physicians about the superior performance of Macroplastique. Although Macroplastique has been used in 40 countries outside of the U.S. for over two decades, it is not yet well known in the U.S. because it was only introduced for sale in 2007. However, sales in the U.S. are beginning to accumulate as we have expanded our marketing activities and conducted specific sales training programs with our representatives to increase their ability to understand and advise clinicians as to its use and benefits. We believe Macroplastique is superior to other commercially available bulking agents because, with its unique composition, shape and size, it does not degrade, is not absorbed into surrounding tissues and does not migrate from the implant site.

•	Build patient awareness of office- and outpatient surgical-based solutions. Patients often weigh the quality of life benefits of electing to undergo a surgical procedure against the invasiveness of the procedure. We intend to continue to expand our marketing efforts to build patient awareness of these treatment alternatives and encourage patients to see physicians. These marketing efforts may include patient-oriented marketing materials for physicians to use to inform patients of the availability and potential benefits of our products. Increasing patient awareness of our treatment alternatives will help physicians build their practices and simultaneously increase sales of our products.

•	Focus on office- and outpatient surgical-based solutions for physicians. We believe our company is uniquely positioned to provide a broad product offering of office- and outpatient surgical-based solutions for physicians. By expanding our United States presence, we intend to develop long-standing relationships with leading physicians treating overactive bladder and incontinence symptoms. These relationships will provide us with a source of new product ideas and a conduit through which to introduce new products. We also intend to develop marketing programs to assist physicians in marketing their practices and to provide innovative programs focused on helping physicians attract patients and develop referral networks. Building these relationships is an important part of our growth strategy, particularly for the development and introduction of new products.

•	Increase market coverage in the United States. We believe that in addition to the international markets where we have had a presence for many years, the United States presents a significant opportunity for growth in sales of our products. In order to grow our business in the United States, we anticipate further increasing our sales and marketing organization, as needed, to support our sales growth.

•	Develop, license or acquire new products. We believe that our office- and outpatient surgical-based solutions are an important competitive advantage because they allow us to address the various preferences of doctors and patients, as well as the quality of life issues presented by voiding dysfunctions. An important part of our growth strategy is to broaden our product line further to meet customer needs by developing, licensing and acquiring new products.

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

Outside of the United States, we sell our products primarily through a direct sales organization in the United Kingdom and The Netherlands, and in all other markets primarily through distributors. Each of our distributors has a territory-specific distribution agreement, including requirements indicating they may not sell products that compete directly with ours. Collectively, distributors accounted for approximately 28% and 27% of our total net sales for fiscal 2010 and 2009, respectively.

We use clinical studies and scientific community awareness programs to demonstrate the safety and efficacy of our products. This data is important to obtain regulatory approval and to support our sales staff and distributors in securing product reimbursement in their territories. Publications of clinical data in peer-reviewed journals add to the scientific community awareness of our products, including patient indications, treatment technique and expected outcomes. We provide a range of activities designed to support physicians in their clinical evaluation study design, abstract preparation, manuscript creation and review and submission.

Third-Party Reimbursement

In the United States as well as in foreign countries, sales of our products depend in significant part on the availability of reimbursement from third-party payers. In the United States, third-party payers consist of government programs, such as Medicare, private health insurance plans, managed care organizations and other similar programs. For any product, three factors are critical to reimbursement:

•	coding, which ensures uniform descriptions of procedures, diagnoses and medical products;

•	coverage, which is the payer’s policy describing the clinical circumstances under which it will pay for a given treatment; and

•	payment processes and amounts.

As a relatively new therapy, PTNS using the Urgent PC system has not been assigned a reimbursement code unique to the technology. Currently, many third party payers, under a published positive coverage policy or on a case-by-case basis, provide reimbursement for Urgent PC treatments. However, to garner broader use, we believe Urgent PC treatments will need a unique, listed CPT code and for payers to create coverage policies that provide adequate reimbursement. We submitted an application to the AMA for a unique, listed CPT code for consideration at their February 2010 meeting. We have been advised that the AMA has determined to accept our request to assign a unique, listed CPT code for PTNS. This decision is expected to be published in the Federal Register by Centers for Medicare and Medicaid Services by October 2010 and becomes effective in January 2011. We believe the availability of a unique, listed CPT code will encourage broader use of our Urgent PC. We are also working with third-party payers for coverage policies, as well as educating medical directors, customers and patient advocates to secure broader acceptance of this therapy.

We believe there are appropriate CPT codes available to describe use of Macroplastique to treat adult female SUI due to ISD in the United States. We will need to foster coverage policies and payer acceptance to increasingly support sales in the United States.

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

Competition

The market for voiding dysfunction products is intensely competitive. Competitors offer management and curative treatments, including neurostimulation devices, tissue bulking agents and urethral sling products. Indirect and future competitors include drug companies and medical device firms developing new or improved treatment methods. We believe the principal decision factors among treatment methods include physician and patient acceptance of the treatment method, cost, availability of third-party reimbursement, and marketing and sales coverage. In addition to adequately addressing the decision factors, our ability to compete in this market will also depend on the consistency of our product quality as well as delivery and product pricing. Other factors affecting our success include our product development and innovation capabilities, clinical study results, ability to obtain required regulatory approvals, ability to protect our proprietary technology, manufacturing and marketing capabilities and ability to attract and retain skilled employees.

We believe, the Urgent PC neurostimulation system offers a minimally invasive, office-based treatment alternative to the more invasive implantable Medtronic InterStim® device. The Urgent PC is another alternative in the continuum of care for patients with urinary symptoms often associated with OAB. Conservative therapies such as dietary restrictions, pelvic floor exercises, bladder retraining and drugs usually precede Urgent PC treatments. The Medtronic InterStim device, which stimulates the sacral nerve, requires surgical implantation of a lead near the patient’s spine in addition to a battery powered stimulator in the buttocks. In contrast, the Urgent PC system allows minimally invasive stimulation of the sacral nerve plexus in an office-based setting without surgical intervention. Neotonus markets a non-surgical device to deliver extracorporeal magnetic neurostimulation. Other companies may also enter the U.S. market, including Boston Scientific, which is conducting clinical trials in the U.S. for Bion® Microstimulator, a device implanted with a needle-like instrument to stimulate the pudendal nerve, which is CE mark approved for the treatment of urinary urge incontinence.

Our Urgent PC system also competes with medications such as Detrol® and Toviaz® (both by Pfizer Inc.); Ditropan® (manufactured by Alza Corporation and distributed by Ortho McNeil Pharmaceuticals); Enablex® (Novartis); and Vesicare® (GlaxoSmithKline). These medications treat symptoms of overactive bladder, some by preventing unwanted bladder contractions and others by tightening the bladder or urethra muscles or by relaxing bladder muscles. We believe our Urgent PC competes effectively against these drugs for many patients because these drugs can have unwanted side effects such as dry mouth, vision problems or constipation.

Soft-tissue injectable uretheral bulking agents competing directly with Macroplastique both outside and in the United States include: FDA-approved Contigen® distributed by C.R. Bard, Inc.; Deflux® (FDA-approved for vesicoureteral reflux use only) manufactured by Q-Med AB; Durasphere® (FDA-approved for female SUI) manufactured by Carbon Medical Technologies and distributed by Coloplast; and Coaptite® manufactured by BioForm, Inc. and distributed by Boston Scientific. We understand that C.R. Bard, Inc. will discontinue selling Contigen in about twelve months. We believe that Macroplastique competes favorably against these products because it will not degrade, resorb or migrate, has no special preparation or storage requirements and does not require the patient to have a skin allergy test prior to the procedure.

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

Depending on the degree of risk posed by the medical device and the extent of controls needed to ensure safety and effectiveness; there are two pathways for FDA marketing clearance of medical devices. For devices deemed by FDA to pose relatively less risk (Class I or Class II devices), manufacturers, in most instances, must submit a pre-market notification requesting permission for commercial distribution, known as 510(k) clearance. Devices deemed by FDA to pose the greatest risk (Class III devices), such as life-sustaining, life-supporting or implantable devices, or a device deemed not to be substantially equivalent to a previously cleared 510(k) device, require the submission of a pre-market approval application. FDA can also impose restrictions on the sale, distribution or use of devices at the time of their clearance or approval, or subsequent to marketing.

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

We currently sell our products in approximately 40 foreign countries, including those within the European Union. Requirements pertaining to medical devices vary widely from country to country, ranging from no health regulations to detailed submissions such as those required by FDA. We have obtained regulatory approvals in countries where required of us to sell our products. We believe the extent and complexity of regulations for medical devices such as those produced by us are increasing worldwide. We anticipate that this trend will continue and that the cost and time required to obtain approval to market in any given country will increase.

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

We acquired one granted and several pending patents related to the Urgent PC system when we purchased certain intellectual property assets from CystoMedix in April 2007, and have subsequently filed several related patent applications, some of which are currently pending. In addition, we hold multiple patents covering soft-tissue bulking materials, processes and applications. As of the date of this prospectus, we have seven issued patents in the United States and 17 granted patents in the United Kingdom, Japan, Germany, France, Spain, Italy, Portugal, The Netherlands and Canada. Our patents will expire in the United States at various times between 2011 and 2027 and in other countries between 2013 and 2019.

There can be no assurance that any of our issued patents are of sufficient scope or strength to provide meaningful protection. In addition, there can be no assurance that any of our current or future United States and foreign patents will not be challenged, narrowed, invalidated or circumvented by competitors or others, or that our patents will provide us with any competitive advantage. Any legal proceedings to maintain, defend or enforce our patent rights could be lengthy and costly, with no guarantee of success.

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

We acquired the “Urgent” registered trademark in April 2007 from CystoMedix. We have registered “Uroplasty,” “Macroplastique,” “VOX,” “PTQ” and “Bioplastique” trademarks with the U.S. Patent and Trademark Office and throughout the European Union.

We have certain royalty agreements under which we pay royalties on sales of Macroplastique, VOX, PTQ and the Macroplastique Implantation System.

Research and Development

We have a research and development program to develop, enhance and evaluate potential new incontinence products for which we incur costs for regulatory submissions, regulatory compliance and clinical research. Our expenditures for clinical research include studies for new applications or indications for existing products, post-approval regulatory compliance and marketing and reimbursement approval by third-party payers. Our expenditures for research and development totaled approximately $1.8 million and $2.6 million for fiscal 2010 and 2009, respectively.

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

Compliance with Environmental Laws

Compliance by us with applicable environmental requirements during fiscal years 2010 and 2009 has not had a material effect upon our capital expenditures, earnings or competitive position.

Dependence on Major Customers

During fiscal 2010 or 2009, none of our customers accounted for 10% or more of our net sales.

Backlog

We did not have significant backlog at fiscal yearend 2010 or 2009. We process customer orders generally within one or two days of receipt of the order.

Employees

As of March 31, 2010, we had 64 employees, of which 60 were full-time and 4 were part-time. No employee was subject to a collective bargaining agreement. We believe we maintain good relations with our employees.

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

Our wholly owned foreign subsidiaries and their respective principal functions are as follows:

Uroplasty BV	Incorporated in The Netherlands, distributes the Urgent PC, Macroplastique Implants, VOX Implants, PTQ Implants and wound care products. Products are sold primarily through distributors.

Uroplasty LTD	Incorporated in the United Kingdom and acts as the sole distributor of Urgent PC, Macroplastique Implants, PTQ Implants, all of their accessories, and wound care products in the United Kingdom and Ireland. Products are sold primarily through a direct sales organization.

Item 1A.	Risk Factors

Our operations are subject to a number of risks and uncertainties that may affect our financial results, our accounting, and the accuracy of the statements we make in this Form 10-K. For example, we make statements about our belief in the efficacy of our product, the impact of regulatory and reimbursement approvals on our products and revenues, trends in international regulation, the attributes of our products versus those of our competitors, the adequacy of our resources, including cash, available to us, and other matters all of which represent our expectations or beliefs about future events. Our actual results may vary from these expectations because of a number of factors that affect our business, the most important of which include the following:

We continue to incur losses and may never reach profitability

We have incurred net losses in each of the last five fiscal years. As of March 31, 2010, we had an accumulated deficit of approximately $26.6 million primarily because of costs relating to the development, including seeking regulatory approvals, and commercialization of our products. We expect our operating expenses relating to sales and marketing activities, product development and clinical trials, including for FDA-mandated post-market clinical study for our Macroplastique product will continue during the foreseeable future. To achieve profitability, we must generate substantially more revenue than we have in prior years. Our ability to achieve significant revenue growth will depend, in large part, on our ability achieve widespread market acceptance and third party reimbursement for our products and successfully expand our business in the U.S. We may never achieve substantial market acceptance, realize significant revenue from the sale of our products or be profitable.

We are dependent on the availability of third-party reimbursement for our revenues.

Our success depends, to a significant extent, on the availability of reimbursement for the cost of our products from third-party payers, such as government health authorities, private health insurance plans and managed care organizations. There is no uniform policy for reimbursement in the United States or foreign countries. Within the United States, reimbursement coverage is often payer-specific, affecting the consistency and speed of reimbursement payments our customers receive and the inclination of physicians to use our products. Changes in the extent or type of coverage or a reduction in reimbursement rates can cause a decline in purchases of our products, which can materially adversely affect their marketability.

As a relatively new therapy, PTNS using the Urgent PC system has historically not been assigned a reimbursement code unique to the technology. During our first fiscal quarter of 2009, the AMA advised the medical community that the previously recommended unique, listed CPT code for reimbursement for Urgent PC treatments be replaced with an unlisted code. As a result, some third-party insurance carriers are delaying or denying reimbursement while certain other carriers are reassessing their coverage and reimbursement policies for Urgent PC treatments. However, many other third party payers, under a published positive coverage policy or on a case-by-case basis, continue to provide reimbursement for Urgent PC treatments.

During the past eighteen months we have sponsored and received favorable results from clinical trials designed to demonstrate the efficacy of our Urgent PC system, with results published in peer-reviewed medical journals, both to encourage reimbursement and to support our February 2010 application to the AMA for a unique, listed CPT code for PTNS treatments. The AMA has advised us that they have assigned a unique, listed CPT code for PTNS. This decision is expected to be published in the Federal Register by the Centers for Medicare and Medicaid Services by October 2010. Nevertheless, the code will not be become effective until January 2011, the suggested reimbursement amount for Urgent PC treatments is not yet established, the exact CPT code number is not yet assigned, and no private payers or governmental agencies have agreed, or considered to agree, to provide reimbursement on the basis of this new CPT code prior to its effective date. While we believe the availability of a unique, listed CPT code will encourage broader use of our Urgent PC, there is no assurance that additional payers will agree to create coverage policies or that the policies, if they create, will provide adequate reimbursement.

We cannot predict how quickly or how broadly the market will accept our products.

In addition to availability of third-party reimbursement, market acceptance of our products will depend on our ability to demonstrate the safety, clinical efficacy, perceived benefits, cost-effectiveness and third party reimbursement of our products compared to products or treatment options of our competitors, and to train physicians in the proper application of our products. We cannot assure you that we will be successful in educating the marketplace about the benefits of our products. Even if customers accept our products, this acceptance may not translate into sales if our competitors have developed similar products that our customers prefer.

If we are not able to attract, retain and motivate our sales force and expand our distribution channels, our sales and revenues will suffer.

In the U.S., we have a sales organization consisting of direct sales and independent sales representatives, and a marketing organization to market our products directly and support our distributor organizations. We expect to expand our sales and marketing organization, as needed to support our growth. We have and will continue to incur significant continued additional expenses to support this organization. We cannot be certain that our sales organization will be able to generate renewed sales of Urgent PC at levels that justify its expense, or even if it can, that we will be able to recruit, train, motivate or retain qualified sales and marketing personnel or independent sales representatives. Outside of the United States, United Kingdom and the Netherlands, we sell our products through a network of independent distributors. Our ability to increase product sales in foreign markets will largely depend on our ability to develop and maintain relationships with our distributors and on their ability to successfully market and sell our products. We may not be able to retain distributors who are willing to commit the necessary resources to market and sell our products to the level of our expectations. Failure to maintain or expand our distribution channels or to recruit, retain and motivate qualified personnel could have a material adverse effect on our product sales and revenues.

The size and resources of our competitors may render it difficult for us to successfully compete in the marketplace.

Our products compete against similar medical devices and other treatment methods, including drugs, for treating voiding dysfunctions. Many of our competitors, which include some of the largest medical products and pharmaceutical companies in the world, have significantly greater financial, research and development, manufacturing and marketing resources than we have. Our competitors could use these resources to develop or acquire products that are safer, more effective, less invasive, less expensive or more readily accepted than our products. Their products could make our technology and products obsolete or noncompetitive. Our competitors could also devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can.

We are primarily dependent on sales of two product lines and our business would suffer if sales of either of these product lines decline.

Currently, we are dependent on sales of our Urgent PC system and Macroplastique products. In fiscal 2010, sales of our Urgent PC system and Macroplastique accounted for approximately 40% and 47%, respectively, of our total net sales, and the decline in our Urgent PC sales has significantly negatively impacted our business. In fiscal 2009, these products accounted for 51% and 36%, respectively, of our total net sales. If demand for our two product lines decline, our revenues and business prospects may continue to suffer.

We likely will require additional financing and may find it difficult to obtain the financing on favorable terms, or at all.

Our future liquidity and capital requirements will depend on numerous factors, including: the timing and cost required to expand our sales, marketing and distribution capabilities in the United States markets; the cost and effectiveness of our marketing and sales efforts of our products in international markets; the effect of competing technologies and market, reimbursement and regulatory developments; and the cost involved in protecting our proprietary rights. Because we have yet to achieve profitability and generate positive cash flows, we likely will need to raise additional financing to support our operations and planned growth activities in the future. Any equity financing could substantially dilute your equity interests in our company and any debt financing could impose significant financial and operational restrictions on us. There can be no guarantee that we will be successful, as we currently have no committed sources of, or other arrangements with respect to, additional equity or debt financing. We cannot assure you that we will obtain additional financing on acceptable terms, or at all.

We could be subject to fines and penalties, or required to temporarily or permanently cease offering products, if we fail to comply with the extensive regulations applicable to the sale and manufacture of medical products.

The production and marketing of our products and our ongoing research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad. U.S. and foreign regulations applicable to medical devices are wide-ranging and govern, among other things, the testing, marketing and pre-market review of new medical devices, and the manufacturing practices, reporting, advertising, exporting, labeling and record keeping procedures. We are required to obtain regulatory approval or clearance before we can market our products in the United States and certain foreign countries. The regulatory process requires significant time, effort and expenditures to bring our products to market, and we cannot assure you that the regulatory authority we currently possess to market our products will remain available, or that we will be able to obtain authority to sell new or existing products in new markets. Further the manufacture and manufacturing facilities of medical products are subject to periodic reviews and inspection by the FDA and foreign regulatory authorities. Our failure to comply with regulatory requirements could result in governmental agencies:

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

We may be subject to changing federal regulation that increases the cost of doing business or imposes requirements with which we cannot comply.

Medical product law and regulation in the United States, and the severity with which they are enforced, are subject to change and periodic fluctuation based upon both political movement and high profile events and cases. Recently the United States Congress adopted, and President Obama signed into law, the Patient Protection and Affordable Care Act: health care reform legislation that, among other things, is intended to expand access to and control costs of health care. Although this new law is designed primarily to deal with third-party payers, changes in the manner such payers do business could impact reimbursement for medical products, such as ours, in ways we cannot predict. Further, the Food and Drug Administration has recently significantly increased the scrutiny applied to 510(k) submissions, and it may also focus more scrutiny on other regulation within its purview. Both the FDA and the United States Congress are influenced by high profile events, injuries and cases that generate publicity and public attention, and new legislation is often generated as a result of those events. There can be no assurance that new products we introduce will not be delayed by the current level of scrutiny applied to applications at the FDA or that new laws and regulations will not be adopted that impact the cost of production and marketing of our existing products.

Our distributors may not obtain regulatory in a timely basis, or at all.

We may rely on our distributors outside the United States in seeking regulatory approval to market our products in particular countries. To the extent we do so, we are dependent on persons outside of our direct control to make regulatory submissions and secure approvals, and we do or will not have direct access to health care agencies in those markets to ensure timely regulatory approvals or prompt resolution of regulatory or compliance matters. If our distributors fail to obtain the required approvals or do not do so in a timely manner, our net sales from our international operations and our results of operations may be adversely affected.

We may not have the resources to successfully market our products, which would adversely affect our business and results of operations.

The marketing of our products requires a significant amount of time and expense in order to identify the physicians who would use our products, and to train a sales force that is large enough to interact with the targeted physicians. The ease and predictability of third-party reimbursement significantly impacts the success of our marketing activities. We may not have adequate resources to market our products successfully against larger competitors who have more resources than we do. If we cannot market our products successfully, our business and results of operations would be adversely affected.

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

If we are unable to adequately protect our intellectual property rights, we may not be able to compete effectively.

Our success depends in part on our ability to protect the proprietary rights to the technologies used in our products. We rely on patent protection, as well as a combination of trademark laws and confidentiality, noncompetition and other contractual arrangements to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage. Our patents and patent applications if issued may not be broad enough to prevent competitors from introducing similar products into the market. Our patents, if challenged or if we attempt to enforce them, may not necessarily be upheld by the courts. In addition, patent protection in foreign countries may be different from patent protection under U.S. laws and may not be favorable to us.

We also rely on unpatented proprietary technology. We cannot assure you that we can meaningfully protect all of our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent products or processes or otherwise gain access to our unpatented proprietary technology. We attempt to protect our trade secrets and other unpatented proprietary technology through the use of confidentiality and noncompetition agreements with our current key employees and with other parties to whom we have divulged trade secrets. However, these agreements may not be enforceable or may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event competitors discover or independently develop similar proprietary information.

Efforts on our part to enforce any of our proprietary rights could be time-consuming and expensive, which could adversely affect our business and prospects and divert our management’s attention.

Product liability claims could adversely affect our business and results of operations.

The manufacture and sale of medical devices exposes us to significant risk of product liability claims, some of which may have a negative impact on our business. Any defects or risks that we have not yet identified with our products may give rise to product liability claims. Our existing $10 million of worldwide product liability insurance coverage may be inadequate to protect us from liabilities we may incur or we may not be able to maintain adequate product liability insurance at acceptable rates. If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage and it is ultimately determined that we are liable, our business could suffer. Additionally, we could experience a material design or manufacturing failure in our products, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of some of our products. A recall of any of our products likely would be costly, would be uninsured and could also result in increased product liability claims. Further, while we train our physician customers in the proper use of our products, we cannot be certain that they will implement our instructions accurately. If our products are used incorrectly by our customers, injury may result and this could give rise to product liability claims against us.

The loss or interruption of materials from any of our key suppliers could delay the manufacture of our products, which would limit our ability to generate sales and revenues.

We currently purchase several key materials used in our products from single source suppliers, including the finished products for our Urgent PC system. If one of these suppliers delayed or curtailed shipments to us, our ability to manufacture and deliver product would be impaired, our sales would decline or be curtailed for that product, and we would be forced to quickly locate an alternative source of supply. We cannot be sure that acceptable alternative arrangements could be made on a timely basis. Further, our reliance on such suppliers and the cost and difficulty we would encounter in qualifying an alternative subjects us to increased risk of price increase by single source suppliers. Additionally, the qualification of materials and processes as a result of a supplier change could be deemed as unacceptable to regulatory authorities and cause delays and increased costs due to additional test requirements. A significant interruption in the supply of materials, for any reason, could delay the manufacture and sale of our products, which would limit our ability to generate revenues.

If we are not able to maintain sufficient quality controls, regulatory approvals of our products by the European Union, Canada, the FDA or other relevant authorities could be delayed or denied and our sales and revenues will suffer.

The FDA, European Union, Canada or other related authorities could stop or delay approval of production of products if our manufacturing facilities do not comply with applicable manufacturing requirements. The FDA’s Quality System Regulations impose extensive testing, control, documentation and other quality assurance requirements. Canada and the European Union also impose requirements on quality systems of manufacturers, who are inspected and certified on a periodic basis and may be subject to additional unannounced inspections. Further, our suppliers are also subject to these regulatory requirements. Failure by any of our suppliers or us to comply with these requirements could prevent us from obtaining or retaining approval for and marketing of our products.

If we are not able to acquire or license other products, our business and future growth prospects could suffer.

As part of our growth strategy, we intend to acquire or license additional products and technologies for development and commercialization. The success of this strategy depends upon our ability to identify, select and acquire the right products and technologies.

Products and technologies that we license or acquire may require additional development prior to sale, including clinical testing and approval by the FDA and other regulatory bodies and we may encounter difficulty or delays in completing the development or receiving the necessary approvals. We may find that the product or technology cannot be manufactured economically or commercialized successfully. We may not be able to acquire or license the right to products on terms that we find acceptable, or at all.

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

Recent deterioration in the economy and credit markets may adversely affect our results of operations and our plans for expansion.

Although our ability to finance expansion of our business, including acquisitions, is dependent upon our operating and financial performance, it is also dependent upon the general availability of credit and prevailing market conditions. As widely reported, the global credit markets and financial services industry have been experiencing a period of dramatic upheaval that has diminished liquidity and credit availability. Further, the general decline in consumer confidence and economic growth, coupled with increases in unemployment rates and uncertainty about economic stability, may impact the willingness of medical consumers to incur unreimbursed medical expense or the higher deductibles that increasingly are required for reimbursed medical expense. This decreasing confidence may cause some consumers to delay medical care and, eventually, the use of our products. We cannot assure you that this economic downturn has ended or that there will not be further deterioration in the global economy, financial markets and consumer confidence. Although the ultimate outcome of these events cannot be predicted, a prolonged economic downturn could have a material adverse effect on the level of our sales and our ability to borrow money in the credit markets to finance expansion.

Negative publicity regarding the use of silicone material in medical devices could harm our business and result in a material decrease in revenues.

Macroplastique is comprised of medical grade, heat-vulcanized polydimethylsiloxane, which results in a solid, flexible silicone elastomer. In the early 1990’s, the United States silicone gel breast implant industry became the subject of significant controversies surrounding the possible effects upon the human body of the use of semi-liquid silicone gel in breast implants, resulting in product liability litigation and leading to the bankruptcy of several companies, including our former parent, Bioplasty, Inc. We use only medical grade solid silicone material in our tissue bulking products and do not use semi-liquid silicone gel, as was used in breast implants. Negative publicity regarding the use of silicone materials in our products or in other medical devices could have a significant adverse affect on the overall acceptance of our products.

We derive a significant portion of our sales from outside of the United States and are subject to the risks of international operations.

We derived approximately 49% of our sales in fiscal 2010 from customers and operations in international markets and expect such sales to continue to represent a significant portion of our revenues. The sale and shipping of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to a number of risks, including:

•	the imposition of additional U.S. and foreign governmental controls or regulations;

•	the imposition of costly and lengthy new export licensing requirements;

•	local political and economic instability;

•	fluctuations in the value of the U.S. dollar relative to foreign currencies;

•	difficulties in recruiting and maintaining distributors and staff in remote locations, including sales people;

•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

•	the imposition of new trade restrictions;

•	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

•	foreign taxation compliance and penalties;

•	pricing pressure that we may experience internationally;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems; and

•	difficulties in enforcing or defending intellectual property rights.

We cannot assure you that one or more of these factors will not harm our business.

If we lose the services of our chief executive officer or other key personnel, we may not be able to manage our operations and meet our strategic objectives.

Our success depends, in large part, on the continued service of our senior management. We have no key person insurance with respect to any of our senior managers, and any loss or interruption of their services could significantly reduce our ability to effectively manage our operations and implement our strategy.

Our stock is thinly traded and you may find it difficult to sell your investment in our stock at quoted prices.

There is only a limited trading market for our common stock, which is quoted on the NYSE AMEX. Transactions in our common stock may lack the volume, liquidity and orderliness necessary to maintain a liquid and active trading market and relatively small purchases or sales orders may have significant swings on trading prices.

Our stock price may fluctuate and be volatile.

The market price of our common stock may be subject to significant fluctuations due to the following factors, among others:

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

We have a significant number of equity instruments outstanding subject to conversion to our common stock. As of March 31, 2010, we have 2,037,500 shares of our common stock subject to outstanding options and 2,066,928 shares of our common stock subject to outstanding warrants. Warrants to purchase 1,180,928 shares of our common stock, at an exercise price of $4.75 per share, expired in April 2010.

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. Although our management has been required to evaluate the adequacy of our internal controls over financial reporting, absent further legislative actions, our independent auditors will be required to opine as to the adequacy of such internal controls for the first time for our fiscal 2011. While we anticipate being able to fully implement the requirements by the March 31, 2011 deadline, such requirements will likely increase audit costs, and if our auditors are unable to opine, our filings could be delayed and cause us to incur other costs. If we are not able to implement the requirements in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the SEC. This type of action could adversely affect confidence in our company and our ability to access capital markets and could cause our stock price to decline.

Our corporate documents and Minnesota law contain provisions that could discourage, delay or prevent a change in control of our company.

Provisions in our articles of incorporation may discourage, delay or prevent a merger or acquisition, even if our stockholders consider the terms favorable. Our articles of incorporation provide for a staggered board of directors, requiring our directors to serve for three-year terms, with approximately one third of the directors standing for reelection each year. A staggered board could make it more difficult for a third party to obtain control of our board of directors through a proxy contest, which may be a necessary step in an acquisition of us that is not favored by our board of directors.

We are also subject to the anti-takeover provisions of Section 302A.673 of the Minnesota Business Corporation Act. Under these provisions, if anyone becomes an “interested shareholder” in a transaction not approved by a committee consisting of disinterested members of our board of directors, we may not enter into a “business combination” with that person for four years, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 302A.673, “interested shareholder” generally means someone owning 10% or more of our outstanding voting stock or an affiliate of ours that owned 10% or more of our outstanding voting stock during the past four years, subject to certain exceptions.

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

We lease an 18,259 square-foot office, warehouse and manufacturing facility in Minnetonka, Minnesota for our corporate headquarters pursuant to a lease expiring in 2014. We also own 9,774 square feet of office and warehouse space in Geleen, The Netherlands. We believe that these facilities are adequate for our operations for the foreseeable future.

Item 3.	Legal Proceedings

We are not currently subject to any material pending legal proceedings.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information. As of the date hereof, there is only a limited public trading market for our common stock.

Our common stock is listed on the NYSE AMEX (fka The American Stock Exchange) under the symbol “UPI.”

The following table sets forth the high and low closing prices for our common stock for our fiscal years ended March 31, 2010 and 2009 as reported on the NYSE AMEX.

Fiscal Year Ended March 31, 2010	Low	High

First Quarter	$0.66	$1.07
Second Quarter	0.61	1.26
Third Quarter	1.03	2.03
Fourth Quarter	1.44	2.25

Fiscal Year Ended March 31, 2009	Low	High

First Quarter	$3.00	$3.82
Second Quarter	2.25	3.30
Third Quarter	0.80	2.27
Fourth Quarter	0.36	1.15

As of March 31, 2010, we had approximately 454 holders of record of our common stock. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table provides particular information regarding our equity compensation plans as of March 31, 2010.

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected
	Warrants and Rights	Warrants and Rights	in the First Column)

Equity Compensation Plans Approved by Security Holders(1)	1,097,500	$2.38	1,497,500

Equity Compensation Plans Not Approved by Security Holders(2)	940,000	$4.02	—

Total	2,037,500	$3.14	1,497,500

(1)	Consists of options outstanding under our 2006 Amended Stock and Incentive Plan.

(2)	Represents (i) non-qualified options to purchase 30,000 shares of our common stock (all of which are vested), at a weighted average exercise price of $3.17 per share, issued under our 1995 Stock Option Plan, which was not approved by our stockholders, and (ii) non-qualified options to purchase 910,000 options (all of which are vested), at a weighted average exercise price of $4.05, granted outside of any plan.

Item 6.	Selected Financial Data

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

YOU SHOULD READ THIS DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN CONJUNCTION WITH, AND WE QUALIFY OUR DISCUSSION IN ITS ENTIRETY BY, THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE WITHIN THIS ANNUAL REPORT ON FORM 10-K, THE MATERIAL CONTAINED UNDER PART 1, ITEM 1. “DESCRIPTION OF BUSINESS” AND PART I, ITEM 1A. “RISK FACTORS” OF THIS ANNUAL REPORT ON FORM 10-K, AND THE CAUTIONARY DISCLOSURE ABOUT FORWARD-LOOKING STATEMENTS AT THE FRONT OF PART I OF THIS OF THIS ANNUAL REPORT ON FORM 10-K.

Overview

We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions. Our primary focus is on two products: the Urgent PC® system, which we believe is the only FDA-approved minimally invasive, office-based neuromodulation therapy for the treatment of urinary urgency, urinary frequency, and urge incontinence — symptoms often associated with overactive bladder (OAB); and Macroplastique®, a urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to intrinsic sphincter deficiency (ISD). Outside of the U.S., our Urgent PC is also approved for treatment of fecal incontinence, and Macroplastique is also approved for treatment of male stress incontinence and vesicoureteral reflux

Our sales growth during fiscal 2007 and 2008 was largely attributable to rapid market acceptance of our Urgent PC product in the U.S. However, our sales performance in the U.S. was impacted by the American Medical Association’s (AMA) advice to the medical community, during our first fiscal quarter of 2009, that the previously recommended unique, listed CPT code for reimbursement for Urgent PC treatments be replaced with an unlisted code. As a result, some third-party insurers are delaying or denying reimbursement while certain other insurers are reassessing their coverage and reimbursement policies for Urgent PC treatments. However, many other third party payers, under a published positive coverage policy or on a case-by-case basis, continue to provide reimbursement for Urgent PC treatments.

Starting in the second half of fiscal 2009, sales over corresponding year-ago periods of our Urgent PC system declined and continued to do so in fiscal 2010 because of reimbursement-related issues, although sales stabilized at around $0.9 million to $1 million per quarter in fiscal 2010. We expect Urgent PC sales in the U.S. will likely decline further in fiscal 2011 and we do not expect the sales to return to prior historical levels until after we obtain a unique, listed CPT code and payers create coverage policies that provide adequate reimbursement.

A major part of our strategy, supported by publication of clinical studies in peer-reviewed journals in the U.S., has been to obtain a unique, listed Current Procedure Technology (CPT) code for PTNS, and expand third-party reimbursement coverage of Urgent PC treatments in the U.S. Additionally, we continue to implement a comprehensive program designed to educate Medicare carriers and private payer medical directors about the benefits and clinical study results of Urgent PC. During the past eighteen months we have sponsored and received favorable results from clinical trials designed to demonstrate the efficacy of our Urgent PC system, and to date five new articles have been published in U.S. medical journals on Urgent PC. The most recent publications in The Journal of Urology® include the results of the 12-week OrBIT clinical trial, published in the September 2009 issue, the long-term phase of the OrBIT clinical trial, published in the January 2010 issue, and the 12-week SUmiT clinical trial, published in the April 2010 issue.

We submitted an application for a unique, listed CPT code to the AMA for consideration at the CPT Editorial Panel Meeting in February 2010. The AMA has advised us that they have assigned a unique, listed CPT code for PTNS. This decision is expected to be published in the Federal Register by the Centers for Medicare and

Medicaid Services by October 2010. Nevertheless, the code will not be become effective until January 2011, the suggested reimbursement amount for Urgent PC treatments is not yet established, the exact CPT code number is not yet assigned, and no private payers or governmental agencies have agreed, or considered to agree, to provide reimbursement on the basis of this new CPT code prior to its effective date. While we believe the availability of a unique, listed CPT code will encourage broader use of our Urgent PC, there is no assurance that additional payers will agree to create coverage policies or that the policies, if they create, will provide adequate reimbursement.

We have increased our emphasis on sales of our Macroplastique product in the United States. We have expanded our marketing activities and conducted specific sales training programs with our U.S. sales representatives to increase their ability to understand and advise clinicians as to its use and benefits with the expectation of increased sales. As a result, fiscal 2010 Macroplastique sales in the U.S. about doubled over fiscal 2009 and we anticipate increased sales in fiscal 2011.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require us to make estimates and assumptions in certain circumstances that affect amounts reported. In preparing these consolidated financial statements, we have made our best estimates and judgments of certain amounts, giving due consideration to materiality. We believe that of our significant accounting policies, the following can be characterized as “critical accounting policies” and are particularly important to the portrayal of our results of operations and financial position. These critical policies may require the application of a higher level of judgment by Uroplasty management, and as a result are subject to an inherent degree of uncertainty.

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, title and risk of ownership have passed, the sales price is fixed or determinable and collectability is reasonably assured. Generally, these criteria are met at the time the product is shipped to the customer. We include in net sales shipping and handling charges we bill to customers, and include the related shipping and handling costs that we incur in cost of sales. We present our sales in our income statement net of taxes, such as sales, use, value-added and certain excise taxes, collected from the customers and remitted to governmental authorities. Typically our agreements contain no customer acceptance provisions or installation obligations. We sell our products to clinics, healthcare institutions, physicians and other healthcare providers, and to distributors. The distributor payment terms are not contingent on the distributor selling the product to end users. Customers do not have the right to return unsold products except for warranty claims. Our distributors purchase our products to meet the sales demand of their end-user customers as well as to fulfill their internal requirements associated with the sales process and, if applicable, contractual purchase requirements under the respective distribution agreements. Internal and other requirements include purchases of products for training, demonstration and evaluation purposes, clinical evaluations, product support, establishing inventories, and meeting minimum purchase commitments. As a result, the level of our net sales during any period is not necessarily indicative of our distributors’ sales to end-user customers during that period, which we estimate are not substantially different than our sales to those distributors in each of the last two years. Our distributors’ level of inventories of our products, their sales to end-user customers and their internal product requirements may impact our future revenue growth.

Accounts Receivable. We carry our accounts receivable at the original invoice amount less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts. We determine the allowance for doubtful accounts based on the customer’s financial health, and both historical and expected credit loss experience. We write off our accounts receivable when we deem them uncollectible. We record recoveries of accounts receivable previously written off when received. We are not always able to accurately or timely anticipate changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Historically, the accounts receivable balances we have written off have generally been within our expectations.

Inventories. We state inventories at the lower of cost or market using the first-in, first-out method. We provide lower of cost or market reserves for slow moving and obsolete inventories based upon current and expected future product sales and the expected impact of product transitions or modifications. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements compared with inventory levels. While we expect our sales to grow, a reduction in sales could reduce the demand for our products and may require additional inventory reserves. Historically, inventories we have written off have generally been within our expectations.

Foreign Currency Translation/Transactions. The financial statements of our foreign subsidiaries were translated in accordance with the provisions of ASC 830 “Foreign Currency Matters.” Under this Statement, we translate all assets and liabilities using period-end exchange rates, and we translate statements of operations items using average exchange rates for the period. We record the resulting translation adjustment within accumulated other comprehensive loss, a separate component of shareholders’ equity. We recognize foreign currency transaction gains and losses in the statement of operations, including unrealized gains and losses on short-term intercompany obligations using period-end exchange rates, resulting in an increase in the volatility of our consolidated statements of operations.

Impairment of Long-Lived Assets. Our long-lived assets consist of property, plant and equipment and intangible assets. We review our long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. We use judgment to forecast future cash flows including forecasting revenues and margins, and working capital needs. If we consider such assets impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets to be disposed of at the lower of the carrying amount or fair value less costs to sell. We did not record any impairment charge in fiscal years 2010 or 2009.

Share-Based Compensation. We account for share-based compensation costs under ASC 718, “Compensation — Stock Compensation”. ASC 718 requires that we recognize the compensation cost relating to share-based payment transactions, including grants of employee stock options, in our financial statements. We must measure that cost based on the fair value of the equity or liability instruments issued. ASC 718 covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

Defined Benefit Pension Plans. We have a liability attributed to defined benefit pension plans we offered to certain former and current employees The liability is dependent upon numerous factors, assumptions and estimates, and the continued benefit costs we incur may be significantly affected by changes in key actuarial assumptions such as the discount rate, mortality, compensation rates, or retirement dates used to determine the projected benefit obligation. Additionally, changes made to the provisions of the plans may impact current and future benefit costs. In accordance with accounting rules, changes in benefit obligations associated with these factors may not be immediately recognized as costs on the income statement, but are recognized in future years over the remaining average service period of plan participants. See Note 5 to our consolidated financial statements for further discussion.

Income Taxes. We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences. As of March 31, 2010, we have generated approximately $26 million in U.S. net operating loss carryforwards that we cannot use to offset taxable income in foreign jurisdictions. We recognize a valuation allowance when we determine it is more likely than not that we will not realize a portion of the deferred tax asset. We have established a valuation allowance for U.S. and certain foreign deferred tax assets due to the uncertainty that we will generate enough income in those taxing jurisdictions to utilize the assets.

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

See Note 6 to our consolidated financial statements for further discussion.

Results of Operations

Net Sales. In fiscal 2010, net sales were $11.9 million, representing a $2.9 million or 20% decrease compared to net sales of $14.7 million in fiscal 2009. Excluding the translation impact of fluctuations in foreign currency exchange rates, net sales decreased by approximately 19%.

Our fiscal 2010 sales over the corresponding periods in fiscal 2009 declined 31% in the first half and declined 4% in the second half. In the U.S., in the first half of fiscal 2009 we had growing success with sales of our Urgent PC product, but, because of reimbursement-related issues, those sales started to decline in the second half of fiscal 2009 and continued to do so in fiscal 2010. Partially offsetting this decline was the growing sales of Macroplastique product in the U.S. Additionally, first half sales in fiscal 2010 to customers outside of the U.S. declined over the corresponding year-ago period primarily due to increased competition in sales of our Macroplastique products in Europe.

Sales to customers in the U.S. in fiscal 2010 totaled $6.1 million, representing a $1.9 million or 24% decline compared to $8.0 million in fiscal 2009. We attribute this decline to the decline in sales of our Urgent PC product, partially offset by an increase in sales of our Macroplastique product. Sales in the U.S. of our Urgent PC product declined 44% to $3.8 million in fiscal 2010, from $6.8 million in fiscal 2009. The trend in decline of our Urgent PC sales over corresponding year-ago periods began in the second half of fiscal 2009 due to reimbursement related issues. Urgent PC sales in fiscal 2010 have stabilized at around $0.9 million to $1 million per quarter. Sales in the U.S. of Macroplastique product increased 95% to $2.2 million in fiscal 2010, from $1.1 million in fiscal 2009. Sales of Macroplastique product have steadily increased because of our increased sales and marketing focus.

In fiscal 2011, we anticipate sales of Macroplastique product in the U.S. to continue to grow as we expect to benefit from our continued sales and marketing focus. We do not expect that we will be able to return to the historic sales level of Urgent PC product in the U.S. until after a unique, listed CPT becomes effective in January 2011 and payers create coverage policies that provide adequate reimbursement.

Sales to customers outside the U.S. were $5.8 million in fiscal 2010, a decline of 14%, from $6.8 million in fiscal 2009. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales declined by approximately 12%. We believe the sales decrease is mainly attributed to increased competition from a newly-introduced product against our Macroplastique product. In addition, in fiscal year 2010 we discontinued in the United Kingdom our I-Stop urethral sling product which accounted for approximately $191,000 of sales in fiscal 2009.

Gross Profit: Gross profit was $9.8 million in fiscal 2010 and $12.5 million in fiscal 2009, or 83% and 85% of net sales in the respective periods. We attribute the lower gross profit percentage primarily to a decrease in manufacturing capacity utilization as a result of the decline in sales, changes in sales product mix, and the negative impact of changes in the currency exchange rates on our foreign currency-denominated sales. The first two factors each had an approximately 0.7 percentage point negative effect and the last factor had an approximately 0.2 percentage point negative effect on the gross profit percentage.

General and Administrative Expenses (G&A): G&A expenses decreased $630,000 from $3.4 million in fiscal 2009 to $2.8 million in fiscal 2010. Included in fiscal 2009 is a $306,000 non-cash, share-based compensation charge, compared to a charge of $191,000 in fiscal 2010. Excluding share-based compensation charges, G&A expenses decreased by $515,000 in fiscal 2010 compared to fiscal 2009. G&A expenses decreased primarily because of a $227,000 decrease in professional and consulting fees, a $148,000 decrease in bad debt expenses, a $39,000 decrease in travel costs, and other reductions as we implemented cost reduction measures. The decrease of professional and consulting fees is primarily attributed to reduction of audit and tax fees, and reductions in consulting for investor relations and information services. The decrease of bad debt expense is mainly attributed to a $44,000 recovery of a customer receivable in fiscal 2010 for which we had reserved $82,000 in fiscal 2009. We have implemented concentrated efforts to reduce expenses until reimbursement in the U.S. for Urgent PC recovers and the economy improves.

Research and Development Expenses (R&D): R&D expenses decreased from $2.6 million in fiscal 2009 to $1.8 million in fiscal 2010. The decrease in fiscal 2010 is attributed to a $667,000 decrease in spending for clinical studies, a $44,000 decrease in travel costs and a $32,000 decrease in consulting expense, offset partially by an $70,000 increase in compensation-related costs. We undertook clinical studies that we anticipate may assist us in obtaining a unique, listed CPT code that will encourage broader use of our Urgent PC. In fiscal 2010 we spent $0.5 million for clinical studies compared to $1.3 million in fiscal 2009. While we do not anticipate spending any more for clinical studies to support our efforts to obtain a unique, listed CPT code, we expect to spend approximately $0.4 million in fiscal 2011 for ongoing marketing efforts and to meet regulatory requirements.

Selling and Marketing Expenses (S&M): S&M expenses decreased from $9.3 million in fiscal 2009 to $7.6 million in fiscal 2010. We attribute the decrease to a $368,000 decrease in commissions due to the decrease in sales, a $415,000 decrease in compensation- related costs on lower headcount and share-based charges, a $295,000 decrease in travel costs, a $333,000 decrease in cost to support our marketing activities and a $111,000 decrease in consultancy costs, mainly related to reimbursement for our Urgent PC product. Although we have maintained our assembled U.S. sales force and redirected some of their effort to our Macroplastique product line until reimbursement for Urgent PC stabilizes, we have taken steps to control other sales and marketing expenses.

Amortization of Intangibles: Amortization of intangibles was $846,000 in each of the fiscal years 2010 and 2009. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million, which we are amortizing over six years.

Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Net other income was $40,000 and $159,000 for fiscal years 2010 and 2009, respectively. The decline in net other income is attributed primarily to the decline in interest income on lower cash balance and interest rates.

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency exchange loss of $38,000 and $14,000 for fiscal years 2010 and 2009, respectively.

Income Tax Expense (Benefit): We recorded income tax expense of $41,000 and $115,000 for fiscal years 2010 and 2009, respectively. In fiscal 2009 we recorded an income tax charge of $67,000 for a settlement we reached with the Netherlands tax authorities for income tax liability for fiscal years 2004 to 2007. We cannot use our U.S. net operating loss carryforwards to offset taxable income in foreign jurisdictions.

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

Our non-GAAP operating loss for fiscal 2010 and 2009 was approximately $1.6 million and $1.7 million, respectively.

	Years Ended
	March 31,
	2010	2009

Gross Profit
GAAP gross profit	$9,804,347	$12,458,207
% of sales	83%	85%
Share-based compensation	27,400	42,818
Depreciation expenses	58,105	52,432

Non-GAAP gross profit	9,889,852	12,553,457

Operating Expenses
GAAP operating expenses	13,006,634	16,080,583
Share-based compensation	387,107	706,788
Depreciation expenses	234,419	237,844
Amortization expenses	845,553	845,524

Non-GAAP operating expenses	11,539,555	14,290,427

Operating Loss
GAAP operating loss	(3,202,287)	(3,622,376)
Share-based compensation	414,507	749,606
Depreciation expenses	292,524	290,276
Amortization expenses	845,553	845,524

Non-GAAP operating loss	$(1,649,703)	$(1,736,970)

Liquidity and Capital Resources

Cash Flows. At March 31, 2010, our cash and cash equivalent and short-term investments balances totaled $5.8 million. At March 31, 2010, we had working capital of approximately $6.1 million. In fiscal 2010, we used $1.9 million of cash in operating activities, compared to $1.4 million of cash used in fiscal 2009. We attribute the increase in cash used in operating activities primarily to a reduction in working capital liabilities, primarily attributed to reduction in compensation-related accruals, offset partially by reduction in inventories.

In fiscal 2010 we used approximately $111,000 to purchase property, plant and equipment compared with approximately $200,000 in fiscal 2009.

In fiscal 2009 we used approximately $456,000 of cash in financing activities to fully retire our term debt.

Sources of Liquidity. On October 30, 2009 we renewed our credit line with Venture Bank. The agreement provides for a credit line of up to $2 million secured by the assets of our company. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand and 80% of the value of our eligible U.S. accounts receivable; provided, however, our total liabilities, inclusive of the amount borrowed, may not exceed our tangible net worth. To be eligible to borrow any amount, we must maintain a minimum tangible net worth of $5 million. At March 31, 2010 we had tangible net worth of approximately $6.7 million, and had no borrowings outstanding under this agreement. We estimate we had a borrowing capacity of approximately $0.6 million at March 31, 2010. Interest on the loan is charged at a per annum rate of the greater of 7.5% or one percentage point over the prime rate (3.25% prime rate on March 31, 2010).

Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $670,000) credit line secured by our facility in Geleen, The Netherlands. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.65% base rate on March 31, 2010), subject to a minimum interest rate of 3.5% per annum. At March 31, 2010, we had no borrowings outstanding on this credit line.

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

Commitments and Contingencies. We expect to continue to incur significant costs for clinical studies to support our ongoing marketing efforts and to meet regulatory requirements. We also expect to continue to incur significant expenses to support our U.S. sales and marketing organization, and for regulatory activities.

Under a royalty agreement we pay royalties of five percent of net sales of Macroplastique in countries where a patent is filed subject to a monthly minimum of $4,500. The royalties payable under this agreement will continue until certain patents referenced in the agreement expire in 2012 and 2013. Under a license agreement for the Macroplastique Implantation System, we pay a royalty of 10 British pounds for each unit sold during the life of the patent.

In our normal course of business we have commitments, generally for periods of less than twelve months, to purchase from various vendors finished goods and manufacturing components under issued purchase orders.

We have a defined benefit pension plan covering seven current and nineteen former employees in The Netherlands. We pay premiums to an insurance company to fund annuities for the current employees. We are responsible for funding additional annuities based on continued service and future salary increases. We closed this defined benefit plan for new employees in April 2005. As of that date, The Netherlands subsidiary established a defined contribution plan that now covers new employees. We also have a defined benefit pension plan for six former employees of our UK subsidiary. We closed this plan to further accrual for all employees effective December 31, 2004, and, effective March 2005, established a defined contribution plan that now covers new employees.

The following table presents the sensitivity of our funded status as of March 31, 2010, and fiscal 2011 pension expense to the following changes in key assumptions:

	Increase/(Decrease)	Increase/(Decrease)
	Funded Status at	Fiscal 2011 pension
	March 31, 2010	expense
Assumption:
Increase in discount rate by 1 percentage point	$241,000	$(24,000)
Decrease in discount rate by 1 percentage point	(326,000)	30,000
Increase in estimated return on assets by 1 percentage point	-	(5,000)
Decrease of estimated return on assets by 1 percentage point	-	5,000
Increase in inflation rate by 1 percentage point	(333,000)	58,000
Decrease in inflation rate by 1 percentage point	275,000	(48,000)
Increase in compensation increase by 1 percentage point	(273,000)	52,000
Decrease in compensation increase by 1 percentage point	11,000	(2,000)

In January 2006, we entered into a long-term lease with Liberty Property Limited Partnership for an 18,258 square foot facility for our U.S. headquarters located at 5420 Feltl Road, Minnetonka, Minnesota. The lease effective date was May 1, 2006, has a term of 96 months, requires average annual minimum rent payments of approximately $140,000 and requires payments for operating expenses we estimated at approximately $85,000 over 12 months.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This update provides amendments to Subtopic 820-10 that require new disclosures and clarify existing disclosures. Part of the ASU was effective for our fourth quarter of our fiscal 2010. The adoption did not have an impact on our financial position or results of operations. The disclosures about purchase, sales, issuances, and settlements in the roll forward of activity in level 3 fair value measurements become effective starting our fourth quarter of fiscal 2011. We do not anticipate adoption to have an impact on our financial position or results of operations.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS 168 replaced FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codificationtm (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS 168 was effective for interim and annual periods ending after September 15, 2009. We now use the new Codification when referring to GAAP in our interim financial statements. The adoption of the SFAS 168 changes our references to U.S. GAAP, but does not have an impact on our financial position or results of operations.

In May 2009, the FASB issued ASC 855, “Subsequent Events.” This Statement incorporates guidance into accounting literature that was previously addressed only in auditing standards. The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events.” Subsequent events which provide evidence about conditions that arose after the balance sheet date but prior to the issuance of the financial statements are referred to as “non-recognized subsequent events.” We adopted this standard effective April 1, 2009 — see Note 17.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring

Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of March 31, 2010. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information contained under the heading “Certain Relationships and Related Party Transactions,” if any, in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

This information is contained under the headings Auditing Matters “— Fees,” ‘‘— All Other Fees” and “— Pre-Approval Process” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	charged to		Effects of foreign	Balance at
	beginning of	costs and	Written off,	currency	end of fiscal
	fiscal year	expenses	less recoveries	fluctuations	year

Allowance for doubtful accounts and sales returns

Fiscal year ended March 31, 2010	$177,000	$19,000	$(126,000)	$8,000	$78,000

Fiscal year ended March 31, 2009	$82,000	$341,000	$(245,000)	$(1,000)	$177,000

3. Exhibits

(a) Exhibits incorporated by reference.

Number		Description

3.1		Amended & Restated By Laws of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed dated November 20, 2009)
3.2		Restated Articles of Incorporation of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed October 18, 2007 (File No. 333-146787))
10.1		Settlement Agreement and Release dated November 30, 1993 by and between Bioplasty, Inc., Bio-Manufacturing, Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A. Beisang III, MD and Robert A. Ersek, MD (Incorporated by reference to Exhibit 6.1 to Registrant’s Registration Statement on Form 10SB filed July 10, 1996)
10	.2*	Employment Agreement between Uroplasty, Inc. and Susan Holman dated December 7, 1999. (Incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-KSB for the year ended March 31, 2000 filed June 26, 2000)*
10	.3*	Employment Agreement between Uroplasty, Inc. and Larry Heinemann dated December 7, 1999. (Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-KSB for the year ended March 31, 2000, filed June 26, 2000)*

Number		Description

10.4		Agreement, dated October 14, 1998, by and between Uroplasty, Inc. and Samir M. Henalla (pertaining to Macroplastique Implantation System). (Incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-KSB/A for the year ended March 31, 2001, filed March 27, 2002)
10	.5*	2002 Employee Stock Option Plan (Incorporated by reference to the copy filed as Appendix B to the Proxy Statement filed with the SEC on August 1, 2002)*
10	.6*	Employment Agreement between Uroplasty, Inc. and Mr. Marc Herregraven dated November 15, 2002. (Incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-KSB for the year ended March 31, 2003, filed May 20, 2003)
10	.7*	Employment Agreement between Uroplasty, Inc. and Mahedi A. Jiwani dated November 14, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-QSB filed November 14, 2005)
10	.8*	Employment Agreement between Uroplasty, Inc. and David B. Kaysen dated May 17, 2006 (Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-KSB filed June 29, 2006)
10	.9*	2006 Amended Stock and Incentive Plan (Incorporated by reference to the copy attached as Appendix A to the Company’s Definitive Proxy Statement filed on July 25, 2008)
10.10		Lease Agreement between Uroplasty, Inc. and Liberty Property Limited Partnership dated January 20, 2006 (Incorporated by reference to Exhibit 10.25 to Registrant’s Form 8-K filed January 24, 2006)
10.11		Form of Selling Agent’s warrant (Incorporated by reference to Exhibit 4.3 to Registrant’s Form SB-2/A 1 filed November 27, 2006 (File No. 333-138267))
10.12		Form of Registration Rights Agreement dated as of August 7, 2006, by and among Uroplasty, Inc., and the investors identified named therein (Incorporated by reference to Exhibit 10.34 to Registrant’s Form 8-K filed August 8, 2006)
10.13		Form of Warrant dated August 7, 2006 (Incorporated by reference to Exhibit 10.33 to Registrant’s From 8-K filed August 8, 2006)
10.14		Form of Purchase Agreement, dated as of March 15, 2007, by and between Uroplasty, Inc. and CystoMedix, Inc. (Incorporated by reference to Exhibit 10.36 to Registrant’s Form 8-K filed March 20, 2007
10.15		Business Loan Agreement and related Promissory Note dated October 30, 2009 with Venture Bank (Incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q filed November 2, 2009)
14.1		Revised Code of Ethics titled Code of Business Conduct and Ethics for Directors, Officers and Employees (Incorporated by reference to Exhibit 14.1 to Registrant’s Form 8-K filed April 12, 2007)

*	Management contract, compensation plan or arrangement

(c) Exhibits filed herewith.

Number	Description

13	Financial Statements
21.0	List of Subsidiaries
24.1	Power of Attorney
23.1	Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP
31	Certifications by the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications by the CEO and CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 28, 2010                          UROPLASTY, INC.

By	/s/ David B. Kaysen
David B. Kaysen
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title / Capacity	Date

/s/ David B. Kaysen David B. Kaysen	President, Chief Executive Officer and Director (Principal Executive Officer)	May 28, 2010

/s/ Mahedi A. Jiwani Mahedi A. Jiwani	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 28, 2010

/s/ R. Patrick Maxwell* R. Patrick Maxwell	Chairman of the Board of Directors	May 28, 2010

/s/ Thomas E. Jamison* Thomas E. Jamison	Director	May 28, 2010

/s/ Lee A. Jones* Lee A. Jones	Director	May 28, 2010

/s/ James P. Stauner* James P. Stauner	Director	May 28, 2010

/s/ Sven A. Wehrwein* Sven A. Wehrwein	Director	May 28, 2010

*	Mahedi A. Jiwani, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.