Form 10-K/A
period 2010-03-31
UROPLASTY INC
filed 2010-06-18
CIK 890846

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
(952) 426-6140
(Issuer’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:

Title of class	Name of Exchange on which registered

Common Stock, $.01 par value	NYSE Amex (fka The American Stock Exchange)
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
Documents Incorporated By Reference: None
     Explanatory Note: This Form 10-K/A is filed solely to include in the form 10-K/A, rather than incorporate by reference from our definitive proxy statement, the information required by Part III of Form 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
     Our directors and executive officers are as follows:

Name	Age	Position
David B. Kaysen	60	Director
Thomas E. Jamison	49	Director
Lee A. Jones	53	Director
R. Patrick Maxwell	66	Chairman of the Board, Director
James P. Stauner	55	Director
Sven A. Wehrwein	59	Director
Mahedi A. Jiwani	61	Vice President, Chief Financial Officer and Treasurer
Susan Hartjes Holman	56	Chief Operating Officer and Secretary
Arie J. Koole	46	Controller, Managing Director, Dutch Operations
Larry Heinemann	58	Vice President, Global Sales
Marc Herregraven	45	Vice President, Manufacturing
     David B. Kaysen has served as our President and Chief Executive Officer and as a director since May 2006. From July 2005 to May 2006, Mr. Kaysen served as President, Chief Executive Officer and a director of Advanced Duplications Services, LLC, a privately-held replicator and duplicator of optical media, such as CDs and DVDs. Between December 2002 and June 2005, he served as President, Chief Executive Officer and a director of Diametrics Medical, Inc., then a publicly-traded manufacturer and marketer of critical care blood analysis systems that provide continuous diagnostic results at point of care. From 1992 to 2002, Mr. Kaysen served as Chief Executive Officer, President and a director of Rehabilicare Inc., then a publicly-traded manufacturer and marketer of electromedical rehabilitation and pain management products for clinician, home and industrial use. Mr. Kaysen’s extensive experience as an executive officer of publicly traded medical device companies, as a director of public companies, and as a sales manager of mutli-national medical product companies, as well as his significant knowledge of our operations as our Chief Executive Officer, make him an essential member of our Board.
     R. Patrick Maxwell, a lawyer and accountant, has served as Chairman of our Board since June 2006 and has served as a director of our company since April 1994. Mr. Maxwell has over 30 years of experience as a turn around management specialist, an entrepreneur and executive in both the business and non-profit sectors. He has served as Chief Financial Officer of Tele Resources, Inc. since October 1996. He previously served as Chief Executive Officer of Entronix Inc., Northern Supply, Inc., and Telnet Systems, Inc. He also previously served as Chief Financial Officer of Magnum Tire Corporation, Midwest Legal Services, Inc. and Templeton and Associates, Inc. Mr. Maxwell serves on the board of directors of Tele Resource, Inc., and Telnet Services, Ltd., a New Zealand company. Mr. Maxwell brings to our board not only extensive financial and executive management expertise with smaller companies, but experience with financial restructuring and, importantly, the legal requirements applicable to various businesses.
     Thomas E. Jamison became a director of our company in August 2000. Mr. Jamison is a member of Fruth, Jamison & Elsass, PLLC., a business litigation firm in Minneapolis, Minnesota. From 1996 to 1999, Mr.

Jamison served as an investment banker in the Corporate Finance Department of R.J. Steichen & Company. From 1991 to 1996, Mr. Jamison practiced law at Fruth & Anthony, P.A. in Minneapolis. As an investment banker for a regional broker dealer, Mr. Jamison worked with emerging companies to raise capital, analyzed their markets, their management and their business strategies and monitored their growth and business success. In addition to skills in these areas, Mr. Jamison’s legal practice in business disputes, securities litigation, business valuation, and contract disputes allows him to assist us in business negotiations and to identify and evaluate the potential litigation risks we face.
     Lee A. Jones has been a director of our company since August 2006. Ms. Jones is currently the Chief Administrative Officer of the Schulze Diabetes Institute of the University of Minnesota. She has more than 25 years of healthcare and medical device industry experience. From 1997 to 2005, she served as President and Chief Executive Officer of Inlet Medical, Inc. (a Cooper Surgical company since November 2005), specializing in minimally interventional laparoscopic products. Prior to joining Inlet, she had a 14-year career at Medtronic, Inc. where she held various technical and operating positions, most recently serving as Director, General Manager of Medtronic Urology/Interstim division. Ms. Jones currently also serves as a member of the board of directors of BioHeart, Inc. Ms. Jones has specialized knowledge of our industry, in operating a company in the urology device business and as an executive officer of a medical product company.
     James P. Stauner has been a director of our company since August 2006. Mr. Stauner has over 27 years of experience in the healthcare industry. Since July 2005, he has been an Operating Principal with Roundtable Healthcare Partners, a private equity firm focused on the healthcare industry. Prior to joining Roundtable Healthcare Partners, Mr. Stauner held various positions between 1999 and 2005 at Cardinal Health, Inc., most recently as President of the Manufacturing Business Groups and a member of the Senior Management Operating Committee. Mr. Stauner has extensive knowledge of the healthcare industry and of the characteristics sought by a private equity firm for investment in the healthcare industry, and experience in operating and managing a medical products business and in finance.
     Sven A. Wehrwein has been a director of our company since August 2006. He has over 30 years of experience in accounting, corporate finance and investment banking. Mr. Wehrwein, a CPA (inactive), started his career as an auditor with Coopers & Lybrand. After receiving his master’s of science in management from the Sloan School at the Massachusetts Institute of Technology, Mr. Wehrwein spent 14 years as an investment banker with Dean Witter, Drexel and Wessels, Arnold & Henderson. From 1995 to 1999, he served as Chief Financial Officer of two public companies. Since 1999, he has provided financial-consulting services to emerging growth companies, and is also a freelance financial journalist. Mr. Wehrwein serves on the board of directors of Compellent Technologies, Inc., Image Sensing Systems, Inc., SPS Commerce, Inc., Synovis Life Technologies, Inc., and Vital Images, Inc., all of which are publicly held companies. Within the last five years, Mr. Wehrwein also served as a director of six mutual funds in the Van Wagoner group. Mr. Wehrwein has the most experience as a public company director of our directors, has both management and auditing experience in financial accounting, has considerable experience in investment banking, and has been involved with multiple companies in the medical-products industry.
     Mahedi A. Jiwani has served as our Vice President, Chief Financial Officer and Treasurer since November 2005. From 2003 to 2005, Mr. Jiwani served as Chief Financial Officer of M.A. Gedney Company. Between 1997 and 2003, he was employed by Telex Communications, Inc., most recently as Vice President of Finance.
     Susan Hartjes Holman has served as our Chief Operating Officer since November 2002 and as Secretary since September 1996. She served as our Vice President of Operations and Regulatory Affairs from November 1994 to October 2002. Ms. Holman is a Senior Member and a Certified Quality Auditor of the American Society for Quality, has served several years on its Executive Board and subcommittees, and is a member of the Regulatory Affairs Professionals Society and its Ethics Task Force, and the Henrici Society for Microbiologists.
     Arie J. Koole joined us in 1993 and has served as our Managing Director and Controller of our operations in The Netherlands since January 2000. From 1987 to 1993, Mr. Koole was a financial auditor with the international accounting firm Deloitte & Touche in The Netherlands.
     Larry Heinemann has served as our Vice President of Global Sales since June 2007. He joined us in September 1998 as Director of Sales for North and South America and since then has served in a range of senior executive positions, primarily as a Vice President in the area of sales, marketing and business development. He is a member of the Society of Urological Nursing Association (SUNA), and served on the Board as an Industry Liaison for the Upper Midwest Chapter. He is also a board trustee of SUNA foundation.

     Marc Herregraven has served as our Vice President of Manufacturing since November 2002. He joined Bioplasty, Inc. in April 1992 as Plant Manager, and became Director of Manufacturing in 1994 and Director of Operations in 1999. Previously, he served with Advanced Bio-Surfaces, Inc., a Minnesota-based medical device developer, as Director of Manufacturing, and with Bio-Vascular, Inc., a Minnesota-based medical device manufacturer, in an engineering function.
Compliance With Section 16(a)
     To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended March 31, 2010 and on written representation by each of our officers and directors, we believe all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% shareholders were complied with for such fiscal year.
Code Of Ethics
     We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, Controller and other finance organization employees. The Code of Ethics is publicly available on the investor relations page of our website at www.uroplasty.com. We plan to disclose any substantive amendments to the Code of Ethics or grant of any waiver from a provision of it to the Chief Executive Officer, the Chief Financial Officer or the Controller in a report on Form 8-K.
Changes in Procedures for Shareholder Nominees to our Board of Directors
     As described in our proxy statement for our annual meeting held September 15, 2009, and as incorporated by reference into our annual report on Form 10-K for the year ended March 31, 2009, our Nominating and Corporate Governance Committee will consider for inclusion in its nominations of new Board nominees, candidates that are recommended by shareholders. In November 2009, we amended our bylaws to require that nominees for director that a shareholder wishes to be considered at our annual meeting be submitted by a shareholder of record to our corporate Secretary no later than 90 nor earlier than 120 days before the anniversary of the prior year’s meeting, and (i) include the name, age, principal occupation and employment of the nominee, (ii) the number of shares of the company owned by the nominee, (iii) both the business and residence address of the nominee, (iv) any relationship with any person which provide the nominee or any associate the opportunity to profit from an increase in the value of our common stock, and (v) information regarding the relationship between the nominee and the nominating shareholder.
Our Audit Committee
     Our Board of Directors has established a standing audit committee responsible for overseeing the integrity of our financial reporting processes and controls, the qualifications, independence and performance of our independent registered public accounting firm and our compliance with certain legal and regulatory requirements. The current members of our Audit Committee are Messrs. Wehrwein (Chair), Maxwell and Jamison. Our Board has determined that all members of the Audit Committee are “independent” directors under the rules for audit committee members of the NYSE AMEX and the SEC and has determined that each of Mr. Wehrwein and Mr. Maxwell qualify as an “audit committee financial expert” under such rules.
ITEM 11. EXECUTIVE COMPENSATION.
Compensation Committee
     The current members of our Compensation Committee are Messrs. Jamison (Chair) and Stauner and Ms. Jones, each of whom is “independent” with the definition employed by the NYSE Amex, is an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and is a “non-employee director” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934. The Compensation Committee reviews and recommends to our full board all compensation arrangements with our executive officers and other management employees, administers and interprets our employee benefit plans, and provides guidance to management and to the Board in matters relating to the organizational structure of Uroplasty. The Board has adopted a policy of requiring the Compensation Committee to report its recommendations to, and receive ratification of its decisions by, the full Board. Generally, our Chief Executive Officer formulates proposals for the compensation of our executive officers and management other than himself, and presents those proposals to the Compensation Committee. He does not, however, formulate proposals with respect to his own compensation or participate in discussions or approval of that compensation.
Executive Compensation
     We compensate our executive officers through an annual cash salary that is set by our Compensation Committee at a meeting during the first quarter of our fiscal year, and normally effective as of June 1. We also provide incentive compensation through a Management Incentive Plan that is annually established by our Compensation Committee and that pays cash incentive compensation for each executive based upon the achievement of pre-established financial goals, and also based on individual performance goals. Our Compensation Committee and Board reserves the right to grant discretionary bonuses, and we granted such bonuses to three of our executive officers for fiscal 2010.
     To provide a longer term incentive, we grant stock options and restricted stock to executives. Our stock options carry exercise prices equal to the fair market value of our common stock on the date of grant. Historically these options have been one-third vested on the date of grant and one-third on the following two anniversaries of the date of grant, and expire five years from the date of grant. Starting is fiscal 2011, we have revised these forms to have them vest with respect to one-third of the shares on the first, second and third anniversaries of the grant date and expire seven years from the grant date. Although we have also granted restricted stock on a selective basis in the past, granted restricted stock to some executives in fiscal 2009 and have made restricted stock grants in the first quarter of fiscal 2011, we did not grant any restricted stock in fiscal 2010 and we had no unvested restricted stock outstanding at the end of the fiscal year. We do not maintain any defined benefit pension plans or non-qualified deferred compensation plans for executive officers and do not provide significant perquisites to our officers.
     The level of compensation for our executive officers is generally set by reference to competitive compensation in the industry and by the officer’s experience and duties. Our Compensation Committee did not use a compensation consultant or obtained benchmark data for our executive compensation plans for the fiscal years ended March 31, 2009 or 2010, but instead relied upon experience of its members in setting compensation.
     Although we attempt to provide competitive compensation, during the past two years, we were focused on cash preservation and the cash consumption that would be caused by increased compensation. Although we increased salary levels, as well as incentive compensation targets for fiscal 2009 after significantly improved performance during fiscal 2008, because of decreased financial performance during the second half of fiscal 2009 and the prospect of continued lower sales caused by the economy and the effect of decisions regarding reimbursement for our Urgent PC product, we froze salary levels for executives for fiscal 2010, and set incentive targets in fiscal 2010 at the same level as for fiscal 2009. For fiscal 2011, we have increased salaries for most executives by 2%, and for two executives, including our Chief Executive Officer, by 9%, reflecting both exceptional efforts in fiscal 2010 and improved prospects for fiscal 2011.
     Our Management Incentive Plan for the year ended March 31, 2010 paid incentive compensation based on achievement of objectives at a threshold, at target and at a maximum, with the targeted performance effectively equal to our budget for the year. Mr. Kaysen and Mr. Jiwani were entitled to incentive compensation of 25% of their salaries at the threshold, 50% at the target and 60% at the maximum. For Mr. Kaysen, 60% of his incentive compensation was based on achievement of sales goals, 20% was based on achievement of operating profit goals and 20% was based on individual performance goals. For Mr. Jiwani, 36% was based upon sales goals, 24% was based upon operating profit goals and 40% was based on individual performance goals. Because our financial performance did not meet the threshold level required under our 2010 Management Incentive Plan, we did not pay any incentive compensation based on sales or operating profit for the year. The incentive compensation for fiscal 2010 reflected in the table below represents partial payout of the portion of incentive compensation that is based on individual performance goals, to the extent the Compensation Committee determined that such goals were achieved.
     Because of the exceptional performance in completing our SuMIT clinical trial ahead of schedule, and in making application for and being notified of the issuance, in Fiscal 2011, of a category 1 CPT Code, our Compensation Committee also approved, and our Board ratified, discretionary bonuses to four of our officers, including three of our executive officers. Mr. Kaysen received a discretionary bonus of $15,000.

     Summary Compensation Table. The following table contains information regarding all compensation earned during the fiscal years ended March 31, 2010 and 2009 by our Chief Executive Officer and our two other most highly compensated executive officers serving at the end of fiscal year 2010.

						Non-
						Equity
						Incentive	All
						Plan	Other
				Stock	Option	Compen-	Compen
Name and Principal		Salary	Bonus	Awards	Awards	sation	-sation	Total
Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)
David Kaysen	2010	293,600	15,000	—	61,200	32,296	15,125	417,221
President and CEO(6)	2009	291,450	—	18,900	102,400	31,259	13,528	457,537

Mahedi A. Jiwani	2010	200,000	—	—	18,360	43,600	4,624	266,584
Vice President, Chief
Financial Officer and
Treasurer	2009	198,500	—	—	40,960	46,449	1,385	287,294

Susan Hartjes Holman	2010	198,800	10,000	—	24,480	31,808	5,511	270,599
Chief Operating Officer	2009	197,350	—	6,300	20,480	30,787	1,376	256,293

(1)	Represents discretionary bonuses granted with respect to fiscal 2010 performance after year end.

(2)	Represents the grant date value of restricted stock granted on May 28, 2008 that vested six months later.

(3)	Represents the full grant date fair value of the options as computed by Black-Scholes in the year of grant. Details of the assumptions used in valuing these awards are set forth in Note 3, Shareholders’ Equity, to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The amounts reflected does not necessarily represent the annual amount we recognize as compensation expense for accounting purposes because of such grants.

(4)	Represents cash bonuses earned under our Management Incentive Plan.

(5)	Represents employer discretionary 401(k) contributions and, for Mr. Kaysen, reimbursement for premium for personal life and disability insurance as well. All other perquisites and benefits for each named executive officer were less than $10,000 in the fiscal year reported.

     Outstanding Equity Awards at 2010 Fiscal Year End. The following table sets forth certain information concerning equity-based awards outstanding to the named executive officers at March 31, 2010. None of our named executive officers has any outstanding restricted stock or other stock awards as of March 31, 2010.

		Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	Options	Options		Option
	(#)	(#)		Exercise	Option
Name	Exercisable	Unexercisable		Price	Expiration Date
David B. Kaysen	300,000	—		$2.50	5/17/2016
	50,000	—		4.31	7/2/2012
	33,334	16,666	(1)	3.15	6/23/2013
	33,333	66,667	(2)	0.85	6/4/2014
Mahedi A. Jiwani	100,000	—		3.00	11/14/2015
	17,500	—		2.65	2/1/2014
	20,000	—		4.31	7/2/2012
	13,334	6,666	(1)	3.15	6/23/2013
	10,000	20,000	(2)	0.85	6/4/2014
Susan Hartjes Holman	100,000	—		5.19	1/1/2015
	12,500	—		2.65	2/1/2014
	10,000	—		4.31	7/2/2012
	6,666	3,334	(1)	3.15	6/23/2013
	13,333	26,667	(2)	0.85	6/4/2014

(1)	Vested with respect to the remaining shares on June 24, 2010.

(2)	Vested with respect to half of the remaining shares on each of June 5, 2010 and will vest with respect to the balance on June 5, 2011.
     Employment Agreements and Payments Upon Termination or Change in Control Provisions Employment Agreements and Other Arrangements. We have employment agreements with each of Mr. Kaysen, Mr. Jiwani and Ms. Holman.
     David B. Kaysen. Effective May 17, 2006, we entered into an employment agreement with Mr. Kaysen, our President and Chief Executive Officer. The agreement provides for an annual base salary of $255,000, which was increased to $293,600 effective July 1, 2008 and was maintained at the level for the year ending March 31, 2010. The agreement also provides that Mr. Kaysen is entitled to an annual cash incentive bonus under our Management Incentive Plan based on the achievement of annual corporate financial and individual performance objectives approved by our Compensation Committee. The agreement requires that we reimburse Mr. Kaysen for up to $11,500 annually for his personal life and disability insurance policies, and required that we grant him options, with a 10-year term, to acquire 300,000 shares of our common stock. These options were granted with an exercise price of $2.50 per share and vested in one-third installments on the start date of his employment and on the first and second anniversaries of his employment.
     Mr. Kaysen’s employment agreement prohibits him, for one year after his employment terminates, from engaging in competition, directly or indirectly, with us in the development, manufacturing, licensing, marketing or distribution of products or services for diagnosis or treatment of urinary or fecal voiding dysfunctions, and prohibits him during that period from soliciting our employees or customers.
     The employment agreement has a one-year term, unless terminated earlier, and will continue to automatically renew on a year-to-year basis. If we terminate the agreement without “good cause” (as defined in the agreement), we will pay Mr. Kaysen an amount equal to 100% of his then annual base salary as severance pay. However, if we terminate his employment without “good cause” in connection with a change in control, we will pay him an amount equal to 160% of his then annual base salary as severance pay.
     Mahedi A. Jiwani. Effective November 14, 2005, we entered into an employment agreement with Mr. Jiwani, our Vice President and Chief Financial Officer. The agreement provides for an annual base salary of

$175,000, which was increased to $200,000 effective July 1, 2008 and was maintained at that level for the year ending March 31, 2010. The agreement also provides that Mr. Jiwani is entitled to an annual cash incentive bonus under our Management Incentive Plan based on the achievement of annual corporate financial and individual performance objectives approved by our Compensation Committee. The agreement required that we grant Mr. Jiwani options to purchase 100,000 shares of our common stock, which we granted at an exercise price of $3.00 per share and which originally vested 25% on his start date and on each of the first, second and third anniversaries of his start date. On February 2, 2006, the vesting of Mr. Jiwani’s options, and all other options, was accelerated to avoid the accounting charge to our earnings associated with the vesting of these options upon our adoption of FAS 123(R).
     Mr. Jiwani’s employment agreement prohibits him, for one year after his employment terminates, from engaging, directly or indirectly, in any business in competition with Uroplasty’s business and prohibits him during that period from soliciting our employees or customers.
     The employment agreement has a one-year term, unless terminated earlier, and will continue to automatically renew on a year-to-year basis. If we terminate the agreement without “good cause” (as defined in the agreement) including if we do not annually renew his employment agreement, we will pay Mr. Jiwani an amount equal to 100% of his then annual base salary and a prorated share of his annual bonus earned as of the termination date assuming 100% milestone achievement as severance pay. We will pay this amount in twelve equal monthly installments provided Mr. Jiwani is not subsequently employed.
     Susan Hartjes Holman. We also have an employment agreement with Ms. Holman, which was entered into on December 7, 1999. The employment agreement specifies a base salary, which is subject to annual adjustment and was increased to $198,800 effective July 1, 2008 and was maintained at that level for the year ending March 31, 2010. Ms. Holman is also eligible to receive an annual cash incentive bonus under our Management Incentive Plan based on the achievement of annual corporate financial and individual performance objectives approved by our Compensation Committee.
     Either party may terminate Ms. Holman’s employment at any time, with or without cause, by providing 30 days’ written notice to the other party. If Ms. Holman’s employment is terminated by us “without cause,” we would continue to pay her monthly base salary for a period of 12 months.
     Contemporaneously with the execution of the employment agreement, Ms. Holman executed an Employee Confidentiality, Inventions, Non-Solicitation and Non-Compete Agreement, under which she agreed not to disclose confidential information, to assign to us without charge all intellectual property relating to our business which is created or conceived during the term of employment, to not encourage employees to leave our employment for any reason and to not compete with us during the term of employment and for a period of eighteen months thereafter.
     Definition of Good Cause, Without Good Cause and Change of Control. Under our employment agreements with Messrs. Kaysen and Jiwani, termination for “good cause” generally means one or more of the following events: (i) the executive’s willful breach of his employment agreement; (ii) the executive’s gross negligence in the performance or nonperformance of his duties which remains uncured for 30 days; (iii) the executive’s willful dishonesty, fraud or misconduct which materially and adversely affect our operations or reputation; or (iv) the executive’s conviction of a felony crime which materially and adversely affects our operations or reputation. Termination “without good cause” generally means one or more of the following events: (i) we impose material and adverse changes, without the executive’s consent, in his principal duties (including upon a change of control); (ii) we reduce the executive’s base salary without the executive’s consent by more than the weighted average percentage reduction made contemporaneously by us of the base salaries of all other executive officers (including upon a change of control); (iii) we do not renew our executive’s employment agreement or offer a replacement employment agreement on substantially similar terms; (iv) we relocate the offices at which the executive is principally employed to a location more than 50 miles from the prior location; or (v) we terminate the executive’s employment without good cause.
     Under the employment agreement with Ms. Holman, “cause” means one of the following events: (i) the employee is convicted of a felony; (ii) the employee has committed theft or fraudulent act or has acted dishonestly with respect to any business of our company; (iii) the employee has engaged in substance abuse or (iv) the employee has breached any agreement made between the employee and our company.
     Under our employment agreements with our executive officers, a “change of control” generally means any of the following events:

•	a majority of our Board no longer consists of individuals who were directors, or who were appointed by directors or successors of directors, who served at the time of the applicable agreement was executed;
•	the acquisition of our securities that results in any person owning more than 50% of either our outstanding voting securities or our common stock;
•	a sale or other disposition of all or substantially all of the assets of our company (with certain exceptions); or
•	the approval by our shareholders of a complete liquidation or our dissolution
     Payments Made Upon Termination Due to Death or Disability. Generally, in the event a named executive officer’s employment is terminated due to death or disability, such officer is entitled to (a) salary and any earned, but unpaid, annual cash bonus, through the date of termination, and (b) exercise all vested options as of the termination date for a period of one year after such termination.
     Acceleration of Stock Options Upon Change in Control. All stock option awards to our named executive officers which are currently 100% vested were granted under our prior plans. All stock option awards to our named executive officers which are not currently 100% vested were granted under our 2006 Stock and Incentive Plan (the “2006 Plan”). Under the 2006 Plan, in the event of a change in control, whether or not an executive officer’s employment is terminated, 100% of the remaining unvested portion of their stock options will immediately vest and be exercisable for the remaining term of the option.
Director Compensation
     Effective October 1, 2008, our non-employee directors receive an annual retainer of $10,000, payable in cash in four equal quarterly installments of $2,500, for service on our Board of Directors. In addition, non-employee directors receive $1,200 for each board meeting attended in-person, $600 per telephonic meeting, and $750 for each committee meeting attended. The Chairs of the Board, Audit Committee and Compensation Committee are paid an additional quarterly fee of $1,750, $1,000 and $750, respectively. Payments are made in cash on the last business day of each calendar quarter.
     Historically, we have had a policy to automatically grant all non-employee directors stock options upon the director’s initial appointment or election to the Board for 45,000 shares of common stock, one-third of which vests on the date of grant and the first and second anniversaries thereafter. Each non-employee director has historically also been granted an annual stock option for 15,000 shares of common stock in conjunction with our annual meeting of shareholders, all of which are vested on the date of grant except that such annual grant does not commence for newly appointed or elected directors until one year following full vesting of the initial grant. Director option grants have an exercise price equal to the closing market price on the date of the grant.
     Our Compensation Committee recommended, and our Board of Directors adopted revised fees for out non-employee directors effective July 1, 2010. After July 1, the fees for each member of the Board of Directors who is not also an employee, payable quarterly, will consist of:
•	a $24,000 retainer for each member of the Board;
•	annual fees of $4,000 for each member of the Compensation Committee, $5,000 to each member of the Audit Committee and $2,000 for each member of the Nominating and Corporate Governance Committee; and
•	annual fees (in addition to the Board retainer and committee fees) of $8,000 for the Non-Executive Chairman of the Board, $5,000 to the Audit Committee Chair, $4,000 for the Compensation Committee Chair and $2,000 for the Nominating and Corporate Governance Committee Chair.
Further, effective at our annual meeting of shareholders to be held September 14, 2010, and at each subsequent annual meeting of shareholders, and in lieu of the options we previously granted, each director will receive (1) a non-qualified stock option to purchase, at an exercise price equal to the closing price on the NYSE AMEX on such date, a number of shares of the Company’s common stock such that the option has a grant date value, based upon a Black-Scholes model (or whatever model then used by the Company to compute compensation expense for such equity awards), equal to $20,000, and (2) the number of shares of restricted stock as are equal to $15,000 divided by such closing price. The options will vest with respect to 100% of the shares on the first anniversary of the date of grant and expire seven years from the date of grant and the restricted stock will vest six months from the date of grant.
     We do not provide any form of incentive compensation or other form of stock-based or cash based compensation to our directors, and do not provide perquisites or other forms of compensation, although we do reimburse directors for out-of-town travel to and from board meetings.
     Non-Employee Director Compensation. The following table shows, for each of our non-employee directors, information concerning annual compensation earned for services in all capacities during the fiscal year ended March 31, 2010. Mr. Kaysen, our President and CEO, does not receive separate compensation for his services as a director.

	Fees Earned or Paid	Stock Option
Name	in Cash	Awards (1)	Total

Thomas E. Jamison	$31,150	$8,250	$39,400
Lee A. Jones	20,650	8,250	28,900
R. Patrick Maxwell	31,100	8,250	39,350
James P. Stauner	23,050	8,250	31,300
Sven A. Wehrwein	28,100	8,250	36,350

(1)	Values expressed represents the grant date fair value of options to purchase 15,000 shares of common stock, as computed using the Black-Scholes formula. For a description of the assumptions in such calculation, see Note 3, Shareholders’ Equity, to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010. As of March 31, 2010, each of Ms. Jones, Mr. Wehrwein and Mr. Stauner held options to purchase 60,000 shares of common stock and each of Messrs. Jamison and Maxwell held options to purchase 45,000 shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table presents the beneficial ownership of our common stock on June 14, 2010, by each person we know to own more than five percent of our common stock, by each director and executive officer, and by all directors and executive officers as a group. Unless indicated by footnotes, each shareholder possesses sole voting and investment power over its shares. Shares that may be issued upon the exercise of outstanding stock options, warrants or convertible securities within 60 days of June 14, 2010 are considered outstanding for the purpose of calculating the percentage of common stock owned by each person, but not for the purpose of calculating the percentage of common stock owned by any other person.

	Number of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Percent of Common Stock
Beneficial Owners of More Than 5%
CystoMedix, Inc.(1) c/o Frank Harvey ESQ 7900 Xerxes Ave S, Suite 1500 Bloomington, Minnesota 55431	1,387,144	8.7%
SF Capital Partners Ltd (2) c/o Stark Offshore Management, LLC 3600 South Lake Drive St. Francis, Wisconsin 53235	1,232,714	7.8%
Perkins Capital Management (3) 730 East Lake Street Wayzata, Minnesota 55391	1,114,602	6.9%

Executive Officers and Directors(4)
David B. Kaysen	510,216	3.1%
Thomas E. Jamison	93,100	*
Lee A. Jones	67,100	*
R. Patrick Maxwell	151,484	*
James P. Stauner	67,100	*
Sven A. Wehrwein	61,400	*
Larry Heinemann	122,700	*
Susan Hartjes Holman	492,925	3.1%
Mahedi A. Jiwani	198,850	1.2%
Arie J. Koole	50,766	*
Marc Herregraven	98,200	*
All directors and executive officers as a group (4) (11 Persons)	1,913,841	11.2%

*	Less than 1%.

(1)	Based on an amendment to Schedule 13G filed February 15, 2008.

(2)	Based on an amendment to Schedule 13G filed February 16, 2010. Excludes 704,167shares of common stock underlying warrants that were subject to exercise caps that precluded the holder from exercising to the extent that it would beneficially own in excess of 4.9% of our outstanding common stock, of which warrants to purchase 500,000 shares expired in April 2010, and warrants to purchase 204,167 shares were exercised in May 2010. Michael A. Roth and Brian J. Stark are the managing members of Stark Offshore Management, LLC, which acts as investment manager and has sole power to direct the management of SF Capital Partners. Messrs. Roth and Stark disclaim beneficial ownership.

(3)	Based on an amendment to Schedule 13G filed February 1, 2010. Richard C. Perkins is Executive Vice President and Portfolio Manager of Perkins Capital Management a registered investment advisor. Includes 282,500 shares underlying exercisable warrants as of the date of the Schedule 13G, of which 80,000 expired in April 2010 and 202,500 were exercised in May 2010.

(4)	Includes for Mr. Kaysen 466,666 shares, for Mr. Jamison 45,000 shares, for Ms. Jones 60,000 shares, for Mr. Maxwell 45,000 shares, for Mr. Stauner 60,000 shares, for Mr. Wehrwein 60,000 shares, for Mr. Heinemann 70,000 shares, for Ms. Holman 159,166 shares, for Mr. Jiwani 177,500 shares, for Mr. Koole 45,000 shares, for Mr. Herregraven 85,000 and for all officers and directors as a group 1,273,332 shares that may be acquired upon exercise of options that were exercisable on, or became exercisable within 60 days of, June 14, 2010. Also includes for Mr. Kaysen 20,300 shares, for Mr. Heinemann 5,100 shares, for Ms. Holman 5,100 shares, for Mr. Jiwani 7,100 shares, for Mr. Koole 4,100 shares and for Mr. Herregraven 5,100 shares of restricted stock subject to risk of forfeiture upon termination of employment.
     Information regarding securities authorized for issuance under equity compensation plans is set forth under the caption “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of the original filing of this Annual Report on Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions.
     There were no transactions with related persons during the fiscal year ended March 31, 2010, or that are currently contemplated, in amounts exceeding 1% of our consolidated assets ($115,700).
     Our Audit Committee administers our Code of Ethics and reviews all related party transactions. The Audit Committee generally requires any transaction between Uroplasty and a director or officer, the immediate family of a director or officer, or any entity that a director or officer controls to be reported to our Chief Financial Officer. The Chief Financial Officer, in turn, is obligated to report the transaction to the Committee. Although it has not adopted written standards of approval, the Audit Committee generally considers these transactions consistent with its fiduciary obligations and approves transactions only if they are fair and reasonable, in the best interests of the corporation, and on terms no less favorable than could be obtained from an unaffiliated third party.
Director Independence.
     Our Board reviews the independence of each director. During this review, our Board considers transactions and relationships between each director (and his or her immediate family and affiliates) and Uroplasty and its subsidiaries, as well as transactions with our management, to determine whether any such transactions or relationships are inconsistent with a determination that the director was independent. We circulated questionnaires among our Board members and, conducted an annual review of director independence in June 2010 and our Board determined that no transactions or relationships existed that would disqualify any of our directors under applicable rules and listing standards of the NYSE AMEX Equities (“AMEX”) or require disclosure under Securities and Exchange Commission (“SEC”) rules, with the exception of Mr. Kaysen, who is our executive employee. Based upon that finding, our Board determined that Messrs. Jamison, Maxwell, Stauner, and Wehrwein, and Ms. Jones are “independent”.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The following table presents the aggregate fees for professional services provided by Grant Thornton, LLP, in fiscal years 2009 and 2010.

	Fiscal Year 2009	Fiscal Year 2010
Audit Fees (1)	$126,363	$125,312
Audit-Related Fees(2)	3,120	6,450
Tax Fees (3)	30,613	13,971
Total	$160,096	$145,733

(1)	Audit fees consist of fees for the audit of our annual consolidated financial statements, review of our interim consolidated financial statements, services rendered relative to regulatory filings and attendance at Audit Committee meetings.

(2)	Audit-related fees are principally for technical accounting research.

(3)	Tax fees principally consist of fees for the preparation of tax returns and advice on tax audit.
     There were no other services provided by Grant Thornton, LLP not included in the captions above during 2009 or 2010.
Pre-Approval Process
     The Audit Committee pre-approves all audit and permitted non-audit services to be performed for us by its Independent Auditors.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 18, 2010	UROPLASTY, INC.
	By	/s/ David B. Kaysen
David B. Kaysen
President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title / Capacity

/s/ David B. Kaysen David B. Kaysen	President, Chief Executive Officer and Director (Principal Executive Officer)	Dated: June 18, 2010

/s/ Mahedi A. Jiwani Mahedi A. Jiwani	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Dated: June 18, 2010

R. Patrick Maxwell*	Chairman of the Board of Directors

Thomas E. Jamison*	Director

Lee A. Jones*	Director

James P. Stauner *	Director

Sven A. Wehrwein*	Director

*By	/s/ Mahedi A. Jiwani Mahedi A. Jiwani, Attorney in Fact	Dated: June 18, 2010