Form 10-Q
period 2010-06-30
UROPLASTY INC
filed 2010-08-10
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
As of August 9, 2010 the registrant had 20,487,440 shares of common stock outstanding.

INDEX
UROPLASTY INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	March 31, 2010
Assets

Current assets:
Cash and cash equivalents	$1,308,781	$2,311,269
Short-term investments	6,000,000	3,500,000
Accounts receivable, net	1,218,573	1,287,440
Inventories	448,589	341,497
Income tax receivable	—	23,820
Other	333,389	237,321

Total current assets	9,309,332	7,701,347

Property, plant, and equipment, net	1,134,454	1,230,771

Intangible assets, net	2,322,328	2,533,095

Deferred tax assets	100,530	108,530

Total assets	$12,866,644	$11,573,743

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2010	March 31, 2010
Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$571,531	$485,594
Current portion — deferred rent	35,000	35,000
Income tax payable	14,963	10,000
Accrued liabilities:
Compensation	786,962	903,057
Other	304,818	212,028

Total current liabilities	1,713,274	1,645,679

Deferred rent — less current portion	103,693	112,500
Accrued pension liability	590,705	601,037

Total liabilities	2,407,672	2,359,216

Commitments and Contingencies Shareholders’ equity:	—	—
Common stock $.01 par value; 40,000,000 shares authorized, 15,887,440 and 14,946,540 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	158,874	149,465
Additional paid-in capital	38,456,234	36,178,126
Accumulated deficit	(27,546,469)	(26,617,161)
Accumulated other comprehensive loss	(609,667)	(495,903)

Total shareholders’ equity	10,458,972	9,214,527

Total liabilities and shareholders’ equity	$12,866,644	$11,573,743

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
Net sales	$3,035,499	$2,825,929
Cost of goods sold	510,696	551,970

Gross profit	2,524,803	2,273,959

Operating expenses
General and administrative	850,317	848,551
Research and development	400,629	527,815
Selling and marketing	1,988,526	2,057,288
Amortization	210,768	211,813

	3,450,240	3,645,467

Operating loss	(925,437)	(1,371,508)

Other income (expense)
Interest income	13,628	31,399
Interest expense	(1,947)	(7,907)
Foreign currency exchange gain (loss)	1,790	(7,330)
Other, net	(192)	(2,183)

	13,279	13,979

Loss before income taxes	(912,158)	(1,357,529)

Income tax expense	17,150	8,245

Net loss	$(929,308)	$(1,365,774)

Basic and diluted loss per common share	$(0.06)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	15,307,000	14,937,771

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Three months ended June 30, 2010
(Unaudited)

			Additional
	Common Stock		Paid-in		Accumulated Other	Total Shareholders’
	Shares	Amount	Capital	Accumulated Deficit	Comprehensive Loss	Equity
Balance at March 31, 2010	14,946,540	$149,465	$36,178,126	($26,617,161)	($495,903)	$9,214,527

Share-based consulting and compensation	51,900	519	75,748	—	—	76,267

Proceeds from exercise of warrants	886,000	8,860	2,193,990	—	—	2,202,850

Proceeds from exercise of stock options	3,000	30	8,370	—	—	8,400

Comprehensive loss	—	—	—	(929,308)	(113,764)	(1,043,072)

Balance at June 30, 2010	15,887,440	$158,874	$38,456,234	($27,546,469)	($609,667)	$10,458,972

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(929,308)	$(1,365,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	284,053	284,040
Loss on disposal of equipment	192	2,186
Share-based consulting expense	6,664	—
Share-based compensation expense	69,603	172,649
Deferred income taxes	(2,147)	(969)
Deferred rent	(8,750)	(8,750)
Changes in operating assets and liabilities:
Accounts receivable	18,935	(54,213)
Inventories	(127,155)	30,618
Other current assets and income tax receivable	(76,681)	(106,949)
Accounts payable	90,699	(87,783)
Accrued liabilities	(9,192)	(414,828)
Accrued pension liability, net and income tax payable	39,837	35,291

Net cash used in operating activities	(643,250)	(1,514,482)

Cash flows from investing activities:
Proceeds from sale of short-term investments	500,000	—
Purchase of short-term investments	(3,000,000)	(1,000,000)
Purchases of property, plant and equipment	(40,519)	(16,487)

Net cash used in investing activities	(2,540,519)	(1,016,487)

Cash flows from financing activities:
Proceeds from warrant and option exercise	2,211,250	—

Net cash provided by financing activities	2,211,250	—

Effect of exchange rates on cash and cash equivalents	(29,969)	18,319

Net decrease in cash and cash equivalents	(1,002,488)	(2,512,650)

Cash and cash equivalents at beginning of period	2,311,269	3,276,299

Cash and cash equivalents at end of period	$1,308,781	$763,649

Supplemental disclosure of cash flow information:
Cash received(paid) during the period for income taxes	$8,034	$(7,908)

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
We have prepared our condensed consolidated financial statements included in this Form 10-Q, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information not misleading. The consolidated results of operations for any interim period are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2010.
The condensed consolidated financial statements presented herein as of June 30, 2010 and for the three-month period ended June 30, 2010 and 2009 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2010. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three-month period ended June 30, 2010, and we have made no changes to these policies during fiscal 2011.
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
3. Accounts Receivable
We grant credit to our customers in the normal course of business and, generally, do not require collateral or any other security to support amounts due. If necessary, we have an outside party assist us with performing credit and reference checks and establishing credit limits for the customer. Accounts outstanding longer than the contractual payment terms, are considered past due. We carry our accounts receivable at the original invoice amount less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts. We determine the allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivables are past due, customer financial condition and ability to pay the obligation, historical and expected credit loss experience, and the condition of the general economy and the industry as a whole. We write off accounts receivable when deemed uncollectible. We record recoveries of accounts receivable previously written off when received. We are not always able to timely anticipate changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Historically, the accounts receivable balances we have written off have generally been within our expectations. The allowance for doubtful accounts was $14,000 and $11,000 at June 30, 2010 and March 31, 2010, respectively.

4. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories consist of the following:

	June 30, 2010	March 31, 2010
Raw materials	$205,786	$158,942
Work-in-process	30,427	28,935
Finished goods	212,376	153,620

	$448,589	$341,497

5. Intangible Assets
Our intangible assets are comprised of patents which we amortize on a straight-line basis over their estimated useful lives of six years.

	Gross Carrying	Accumulated
	Amount	Amortization	Net value
June 30, 2010	$5,472,512	$3,150,184	$2,322,328

March 31, 2010	5,472,512	2,939,417	2,533,095
Estimated annual amortization for these assets for the years ending March 31, is as follows:

Remainder of 2011	$632,000
2012	842,000
2013	842,000
2014	4,000
2015 and beyond	2,000

$2,322,000

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
7. Comprehensive Loss
Comprehensive loss includes our net loss, accumulated translation adjustment, and change in minimum pension obligation as follows:

	Three Months Ended
	June 30,
	2010	2009
Net loss	$(929,308)	$(1,365,774)
Items of other comprehensive income (loss):

Translation adjustment	(132,475)	115,951
Pension related	18,711	(572)

Comprehensive loss	$(1,043,072)	$(1,250,395)

Other accumulated comprehensive loss at June 30, 2010 totalled $609,667 and consists of $250,220 for accumulated translation adjustment and $359,447 for accumulated additional pension liability.
8. Net Loss per Common Share
The following unvested restricted stock, options and warrants outstanding at June 30, 2010 and 2009, to purchase shares of common stock, were excluded from diluted loss per common share because of their anti-dilutive effect:

	Number of Unvested
	Restricted Stock/	Range of
	Options/Warrants	Exercise Prices
June 30, 2010	2,172,925	$0.71 to $5.19
June 30, 2009	4,489,260	$0.69 to $5.30
9. Credit Facilities
Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $610,000 as of June 30, 2010) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.50% base rate on June 30, 2010), subject to a minimum interest rate of 3.5% per annum. At June 30, 2010, we had no borrowings outstanding on this credit line.
On October 30, 2009 we entered into a one-year business loan agreement with Venture Bank. The agreement provides for a credit line of up to $2 million secured by the assets of our company. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand and 80% of the value of our eligible U.S. accounts receivable; provided, however, our total liabilities, inclusive of the amount borrowed, may not exceed our tangible net worth. To be eligible to borrow any amount, we must maintain a minimum tangible net worth of $5 million. At June 30, 2010 we had no borrowings outstanding under this agreement, but we estimate we had a borrowing capacity of approximately $0.6 million. Interest on the outstanding borrowings is charged at a per annum rate of the greater of 7.5% or one percentage point over the prime rate (3.25% prime rate on June 30, 2010).
10. Warrants
The following table summarizes the activity during the three months ended June 30, 2010 related to warrants to purchase our common shares:

		Weighted
		average
	Number of	exercise
	shares	price

Outstanding at March 31, 2010	2,066,928	$3.78
Warrants expired	1,180,928	4.75
Warrants exercised	886,000	2.49

Outstanding at June 30, 2010	—

For the three months ended June 30, 2010, we had proceeds of approximately $2.2 million from exercise of warrants.

11. Share-based Compensation
As of June 30, 2010, we had one active plan (2006 Amended Stock and Incentive Plan) for share-based compensation grants. Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately. Under this plan, we had reserved 2,700,000 shares of our common stock for share-based grants. As of June 30, 2010, we had 1,329,075 shares remaining that were available for grant. We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.
We account for share-based compensation costs under ASC 718, “Compensation — Stock Compensation.” We incurred approximately $76,000 and $173,000 in share-based compensation expense (inclusive of $7,000 and $0, respectively, for option grants to consultants) for the three months ended June 30, 2010 and 2009, respectively.
We determined the fair value of our option awards using the Black-Scholes option pricing model. We used the following weighted-average assumptions to value the options granted during the following periods:

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009

Expected life in years	6.08	4.82
Risk-free interest rate	2.38%	2.83%
Expected volatility	90.34%	94.38%
Expected dividend yield	0	0
Weighted-average fair value	$3.69	$0.61
The expected life selected for options granted during the quarter represents the period of time that we expect our options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Expected volatilities are based upon historical volatility of our stock. We estimate a forfeiture rate for stock awards of up to 13.8% based on our historical experience.
The following table summarizes the activity related to our stock options during the three months ended June 30, 2010:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price	life in years	value

Outstanding at March 31, 2010	2,037,500	$3.14	4.00	$506,000
Options granted	86,525	4.95
Options exercised	3,000	2.80

Outstanding at June 30, 2010	2,121,025	$3.21	3.86	$3,521,000

Exercisable at June 30, 2010	1,933,662	$3.26	3.74	$3,115,000

As of June 30, 2010, we had approximately $351,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to options that we expect to recognize over a weighted-average period of 1.79 years.
Our 2006 Stock and Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted shares. Restricted shares are subject to risk of forfeiture for termination of employment. The forfeiture risk generally lapses over a period of four years.

The following table summarizes the activity related to our restricted shares during the three months ended June 30, 2010:

		Weighted	Weighted average	Aggregate
	Number of	average grant	remaining life in	intrinsic
	Shares	date fair value	years	value

Balance at March 31, 2010	—
Shares granted	51,900	$4.94
Shares vested	—	—

Balance at June 30, 2010	51,900	$4.94	2.44	$256,386

The aggregate intrinsic value represents the total pre-tax value of restricted stock that holders would have received (based on the closing price of our Company’s common stock on the grant date) had all restricted stock vested and if we had issued common stock to the holders on the grant date.
12. Savings and Retirement Plans
We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made no contributions to the U.S. plan for the three months ended June 30, 2010 and made contributions of $36,000 for the three months ended June 30, 2009.
Our international subsidiaries have defined benefit retirement plans for eligible employees. These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans. We froze the UK subsidiary’s defined benefit plan on December 31, 2004. On March 10, 2005, we established a defined contribution plan for the UK subsidiary. As of April 1, 2005 we closed The Netherlands subsidiary’s defined benefit retirement plan for new employees and established a defined contribution plan for them.
The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three month period ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
	2010	2009
Gross service cost	$23,094	$15,408
Interest cost	27,374	22,438
Expected return on assets	(11,990)	1,302
Amortization	4,035	(108)

Net periodic retirement cost	$42,513	$39,040

Major assumptions used in the above calculations include:

	Three months Ended
	June 30,
	2010	2009
Discount rate	4.70-5.50%	6.60-6.70%
Expected return on assets	4.70-5.00%	5.00-6.60%
Expected rate of increase in future compensation:
General	3%	3%
Individual	0-3%	0-3%

Both the Netherlands and United Kingdom pension plans are in an underfunded position and the funded status of the plans is shown as accrued pension liability. We made aggregate contributions of approximately $5,000 and $4,000, respectively, during the three months ended June 30, 2010 and 2009 to the two defined benefit plans. We made aggregate contributions of approximately $2,000 and $7,000, respectively, during the three months ended June 30, 2010 and 2009 to the two defined contribution plans.
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
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and we do not deem them to be long-term balances. For the three months ended June 30, 2010 and 2009, we recognized foreign currency exchange gain (loss) of $1,790 and $(7,330), respectively.
14. Business Segment Information
ASC 280, “Segment Reporting,” establishes disclosure standards for segments of a company based on management’s approach to defining operating segments. In accordance with the objective and basic principles of the standard we aggregate our operating segments into one reportable segment.
Sales to customers outside the United States for the three months ended June 30 2010 and 2009 represented 47% and 48%, respectively, of our consolidated sales. Information regarding sales to customers by geographic area for the three-month periods ended June 30 is as follows:

			All Other
	United	United	Foreign
	States	Kingdom	Countries	Consolidated
June 30, 2010	$1,622,018	$387,241	$1,026,240	$3,035,499
June 30, 2009	1,459,738	355,701	1,010,490	2,825,929
Information regarding location of our long-lived assets by geographic area at June 30, 2010 is as follows:

	United	United	The
	States	Kingdom	Netherlands	Consolidated
June 30, 2010	$514,536	$2,830	$617,088	$1,134,454
Accounting policies of the operations in the various geographic areas are the same as those described in Note 1. Sales attributed to each geographic area are net of intercompany sales. No single customer represents 10% or more of our consolidated net sales. Long-lived assets consist of property and equipment.
15. Income Tax Expense
As of March 31, 2010, we have generated approximately $25 million in U.S. net operating loss carryforwards that we cannot use to offset taxable income in foreign jurisdictions. We recognize a valuation allowance when we determine it is more likely than not that we will not realize a portion of the deferred tax asset. We have established a valuation allowance for U.S. and certain foreign deferred tax assets due to the uncertainty that we will generate enough income in those taxing jurisdictions to utilize the assets.

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
During the three months ended June 30, 2010 and 2009, we recorded income tax expense of approximately $17,000 and $8,000, respectively, for foreign income taxes, and for required minimum payments for U.S. States income taxes.
On June 30, 2010 we had a deferred tax asset of $101,000. We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences.
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
Under our accounting policies we would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. At the adoption date of April 1, 2007, we recognized no interest or penalties related to uncertain tax positions. As of June 30, 2010, we recorded no accrued interest or penalties related to uncertain tax positions.
The fiscal tax years 2006 through 2010 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions to which we are subject. In addition, we are subject to examination by certain foreign taxing authorities for which the fiscal years 2008 through 2010 remain open for examination.
16. Recently Issued Accounting Standards
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
17. Subsequent events
We evaluated all subsequent events to ensure that we have included in this Form 10-Q appropriate disclosure of events both recognized in the financial statements as of June 30, 2010, and events which occurred subsequent to June 30, 2010 but were not recognized in the financial statements. On July 22, 2010, in a public offering of our common stock, we issued four million shares at $3.50 per share, for gross proceeds of $14.0 million, and net proceeds, after fees and expenses, of approximately $12.9 million. On July 23, 2010, the underwriters of the public offering of our common stock exercised their option to purchase an additional 600,000 shares of our common stock to cover over-allotments, for gross proceeds to us of $2.1 million and net proceeds of approximately $2 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We recommend that you read this Report on Form 10-Q in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2010.
Forward-looking Statements
This Form 10-Q contains “forward-looking statements” relating to projections, plans, objectives, estimates, and other statements of future economic performance. These forward-looking statements are subject to known and unknown risks and uncertainties relating to our future performance that may cause our actual results, performance, or achievements, or industry results, to differ materially from those expressed or implied in any such forward-looking statements. Our business operates in highly competitive markets and is subject to changes in general economic conditions, competition, reimbursement levels, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and in our Annual Report filed on Form 10-K for the year ended March 31, 2010.
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
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2010. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three-month period ended June 30, 2010, and we have made no changes to these policies during fiscal 2011.
Overview
We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions. Our primary focus is on two products: the Urgent® PC system, which we believe is the only FDA-cleared minimally invasive, office-based neuromodulation therapy for the treatment of urinary urgency, urinary frequency, and urge incontinence — symptoms often associated with overactive bladder (OAB); and Macroplastique®, a minimally invasive, soft-tissue urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to intrinsic sphincter deficiency (ISD). Outside of the U.S., our Urgent PC is also approved for treatment of fecal incontinence, and our soft tissue bulking agent is also approved for treatment of male stress incontinence and vesicoureteral reflux
Our sales growth during fiscal 2007 and 2008 was largely attributable to rapid market acceptance of our Urgent PC product in the U.S. However, our sales performance in the U.S. was impacted by the American Medical Association’s (AMA) advice to the medical community, during our first fiscal quarter of 2009, that the previously recommended unique, listed CPT code for reimbursement for Urgent PC treatments be replaced with an unlisted code. As a result, some third-party insurers delayed or denied reimbursement while other third party payers continued to provide reimbursement for Urgent PC treatments under published positive coverage policy or on a case-by-case basis.
Starting in the second half of fiscal 2009, sales over corresponding year-ago periods of our Urgent PC system declined and continued to do so in fiscal 2010 and the first quarter of fiscal 2011 because of reimbursement-related issues, although sales stabilized at around $0.9 million per quarter. We do not expect the sales to return to prior historical levels until after a listed CPT code is effective and payers create coverage policies that provide adequate reimbursement.
A major part of our strategy, supported by publication of clinical studies in peer-reviewed journals in the U.S., has been to obtain a unique, listed Current Procedure Technology (CPT) code for PTNS, and expand third-party reimbursement coverage of Urgent PC treatments in the U.S. Additionally, we continue to implement a comprehensive program designed to educate Medicare carriers and private payer medical directors about the benefits and clinical study results of Urgent PC. During the past two years we have sponsored and received favorable results from clinical trials designed to demonstrate the efficacy of our Urgent PC system, and to date five new manuscripts have been published in U.S. peer-reviewed medical journals on Urgent PC. The most recent publications in The Journal of Urology® include the results of the 12-week OrBIT clinical trial, published in the September 2009 issue, the long-term phase of the OrBIT clinical trial, published in the January 2010 issue, and the 12-week SUmiT clinical trial, published in the April 2010 issue.
We submitted an application for a unique, listed CPT code to the AMA for consideration at the CPT Editorial Panel Meeting in February 2010. The AMA has advised us that a unique, listed CPT code will be assigned for PTNS, when those codes are published in the Federal Register by the Centers for Medicare and Medicaid Services in fall of 2010. The code will not be become effective until January 2011, the suggested reimbursement amount for Urgent PC treatments is not yet established, the exact CPT code number is not yet assigned, and no private payers or governmental agencies have agreed, or can agree, to provide reimbursement on the basis of this new CPT code prior to its effective date. While we believe the availability of a unique, listed CPT code will encourage broader use of our Urgent PC, there is no assurance that additional payers will agree to create coverage policies or that the policies, if they create, will provide adequate reimbursement.
We have increased our emphasis on sales of our Macroplastique product in the United States. We have expanded our marketing activities and conducted specific sales training programs with our U.S. sales representatives to increase their ability to understand and advise clinicians as to its use and benefits with the expectation of increased sales. As a result, sales in the U.S. of our Macroplastique product, increased 69% to $712,000 for three months ended June 30, 2010, from $421,000 for the same year-ago period.
Results of Operations
Three months ended June 30, 2010 compared to three months ended June 30, 2009
Net Sales: During the three months ended June 30, 2010, net sales of $3.0 million represented a $210,000, or a 7% increase, over net sales of $2.8 million for the three months ended June 30, 2009. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 10%.
Sales to customers in the U.S. of $1.6 million during the three months ended June 30, 2010, represent a $162,000, or a 11% increase, over net sales of $1.5 million for the three months ended June 30, 2009. The increase in U.S. sales reflects increased sales of Macroplastique product, which more than offset the decline in sales of the Urgent PC.
Sales in the U.S. of our Urgent PC product, decreased 13% to $897,000 for three months ended June 30, 2010, from $1.0 million for the same year-ago period. The trend in decline of our Urgent PC sales over corresponding year-ago periods began in the second half of fiscal 2009 due to reimbursement related issues. Sales have now stabilized at around $900,000 per quarter.
Sales in the U.S. of our Macroplastique product, increased 69% to $712,000 for the three months ended June 30, 2010, from $421,000 for the same year-ago period. Sales of our Macroplastique product increased over the corresponding year-ago period because of our increased sales and marketing focus of this product.
Sales to customers outside the U.S. for the three months ended June 30, 2010 and 2009 were $1,413,000 and $1,366,000, respectively, an increase of 3%. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 10%. Sales for the year-ago quarter were negatively impacted by an overstock situation at one of our European distributors and a change in distributor in another European country.
Gross Profit: Gross profit was $2.5 million and $2.3 million for the three months ended June 30, 2010 and 2009, respectively, or 83% and 80% of net sales, respectively. We attribute the higher gross profit percentage in the three months ended June 30, 2010 primarily to the 2.4 percentage point favorable impact of increase in manufacturing capacity utilization as a result of the increased sales, offset partially by the 0.4 percentage point negative impact of changes in the currency exchange rates from our foreign currency-denominated sales.
General and Administrative Expenses (G&A): G&A expenses of $850,000 during the three months ended June 30, 2010 were about flat with $849,000 during the same period in 2009. Included in the three-month period ended June 30, 2010 is a $25,000 non-cash, share-based compensation expense, compared with a charge of $77,000 in the three-month period ended June 30, 2009. Excluding share-based compensation charges, G&A expenses increased by $53,000. G&A expenses increased primarily because of a $40,000 increase in compensation and bonus costs, and a $13,000 increase in travel-related costs.

Research and Development Expenses (R&D): R&D expenses decreased to $401,000 during the three months ended June 30, 2010 from $528,000 during the same period in 2009. Included in the three-month period ended June 30, 2010 is a $7,000 non-cash, share-based compensation expense, compared with a charge of $22,000 in the three-month period ended June 30, 2009. Excluding share-based compensation charges, R&D expenses decreased by $112,000. The decrease is attributed primarily to a $124,000 decrease in spending for clinical studies. While we do not anticipate spending any more for clinical studies to support our efforts to obtain a unique, listed CPT code, we expect to spend approximately $0.4 million in fiscal 2011 for ongoing clinical studies to support marketing efforts and to meet regulatory requirements.
Selling and Marketing Expenses (S&M): S&M expenses decreased to $2.0 million during the three months ended June 30, 2010 from $2.1 million during the same period in 2009. Included in the three-month period ended June 30, 2010 is a $33,000 non-cash, share-based compensation expense, compared with a charge of $60,000 in the three-month period ended June 30, 2009. Excluding share-based compensation charges, S&M expenses decreased by $42,000. We attribute the decrease to a $95,000 decrease in cost to support our marketing activities, a $15,000 decrease in legal expenses, offset by a $45,000 increase in commissions due to the increase in sales, a $14,000 increase in employee compensation and a $14,000 increase in travel costs. We have maintained our assembled U.S. sales force and redirected some of their effort to our Macroplastique product line until reimbursement for Urgent PC stabilizes. In anticipation of increased interest in our Urgent PC after the new CPT code is effective, we have started to expand our U.S. field sales and support organization. Accordingly, we expect to incur increased S&M expenses during the remaining nine months of our current fiscal year.
Amortization of Intangibles: Amortization of intangibles was $211,000 and $212,000 for the three months ended June 30, 2010 and 2009, respectively. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million, which we are amortizing over six years.
Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Net other income was $13,000 and $14,000 for the three months ended June 30, 2010 and 2009, respectively. Interest income declined by $18,000 due to lower cash balance and interest rates, and was offset by a decrease in interest expense and a decrease in foreign currency exchange loss.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency exchange gain of $2,000 and foreign currency exchange loss of $7,000 for the three months ended June 30, 2010 and 2009, respectively.
Income Tax Expense: During the three months ended June 30, 2010 and 2009, we recorded income tax expense of $17,000 and $8,000.
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

Our non-GAAP operating loss during the three months ended June 30, 2010 and 2009 was approximately $565,000 and $915,000, respectively. The decline in the non-GAAP operating loss is attributed primarily to an increase in sales and gross margin rate.

	Three Months Ended
	June 30,
	2010	2009
Gross Profit
GAAP gross profit	$2,524,803	$2,273,959
% of sales	83%	80%
Share-based compensation	4,484	13,544
Depreciation expense	15,698	14,150

Non-GAAP gross profit	2,544,985	2,301,653

Operating Expenses
GAAP operating expenses	3,450,240	3,645,467
Share-based compensation	71,783	159,105
Depreciation expense	57,587	58,077
Amortization expense	210,768	211,813

Non-GAAP operating expenses	3,110,102	3,216,472

Operating Loss
GAAP operating loss	(925,437)	(1,371,508)
Share-based compensation	76,267	172,649
Depreciation expense	73,285	72,227
Amortization expense	210,768	211,813

Non-GAAP operating loss	$(565,117)	$(914,819)

Liquidity and Capital Resources
Cash Flows.
At June 30, 2010, our cash and cash equivalent and short-term investments balances totaled $7.3 million.
At June 30, 2010, we had working capital of approximately $7.6 million. For the three months ended June 30, 2010, we used $643,000 of cash in operating activities, compared to $1.5 million of cash used in the same period a year ago. We attribute the decrease in cash used in operating activities primarily to the increase in sales, an increase of the gross profit rate, and a decrease in cash operating expenses. This was offset by approximately $127,000 cash used for inventories to support our increased sales and replenish the drawdown from the fiscal yearend.
For the three months ended June 30, 2010, we used $41,000 in investing activities to purchase property, plant and equipment compared with approximately $16,000 for the same period a year ago.
For the three months ended June 30, 2010 we generated proceeds from financing activities of approximately $2.2 million primarily from exercise of 886,000 warrants.
Sources of Liquidity.
On October 30, 2009 we renewed our credit line with Venture Bank. The agreement provides for a credit line of up to $2 million secured by the assets of our company. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand and 80% of the value of our eligible U.S. accounts receivable; provided, however, our total liabilities, inclusive of the amount borrowed, may not exceed our tangible net worth. To be eligible to borrow any amount, we must maintain a minimum tangible net worth of $5 million. At June 30, 2010 we had tangible net worth of approximately $8.1 million, and had no borrowings outstanding under this agreement. We estimate we had a borrowing capacity of approximately $0.6 million at June 30, 2010. Interest on the loan is charged at a per annum rate of the greater of 7.5% or one percentage point over the prime rate (3.25% prime rate on June 30, 2010).
Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $610,000) credit line secured by our facility in Geleen, The Netherlands. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.50% base rate on June 30, 2010), subject to a minimum interest rate of 3.5% per annum. At June 30, 2010, we had no borrowings outstanding on this credit line.
On July 22, 2010, in a public offering of our common stock, we issued four million shares at $3.50 per share, for gross proceeds of $14.0 million, and net proceeds, after fees and expenses, of approximately $12.9 million. On July 23, 2010, the underwriters of the public offering of our common stock exercised their option to purchase an additional 600,000 shares of our common stock to cover over-allotments, for gross proceeds to us of $2.1 million and net proceeds of approximately $2 million. We anticipate using the proceeds to expand our U.S. sales and marketing organization to support our Urgent PC business and for clinical studies, working capital and general corporate purposes. In anticipation of increased interest in our Urgent PC after the new CPT code is effective, we have already started to expand our U.S. field sales and support organization.
We believe we have sufficient liquidity to meet our needs for beyond the next twelve months. Although we have historically not generated cash from operations because we have yet to achieve profitability, we anticipate we will become profitable and generate excess cash from operations prior to the full use of the current available cash. To achieve profitability, we must generate substantially more revenue than we have this year or in prior years.
Our ability to achieve significant revenue growth will depend, in large part, on our ability to achieve widespread market acceptance for our products and successfully expand our business in the U.S., which in turn may be partially dependent upon re-establishing broad reimbursement for our Urgent PC product and successfully demonstrating the superiority of our Macroplastique product to clinicians. We cannot guarantee that we will be entirely successful in either of these pursuits. Nevertheless, if we fail to meet our projections of profitability and cash flow, or determine to use cash for matters we have not currently projected, we may need to again seek financing to meet our cash needs. We cannot assure you that such financing, if needed, will be available to us on acceptable terms, or at all.
Commitments and Contingencies.
We discuss our commitments and contingencies in our Annual Report on Form 10-K for the year ended March 31, 2010. There have been no significant changes in our commitments for capital expenditure and contractual obligations since March 31, 2010.
We expect to continue to incur costs for clinical studies to support our ongoing marketing efforts and to meet regulatory requirements. We also expect to continue to incur significant expenses to support our U.S. sales and marketing organization, and for regulatory activities.
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

Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May and June 2010, we sold an aggregate of 764,500 shares of our common stock upon exercise of 23 warrants to purchase our common stock that we had originally issued in private transactions in August 2006 for aggregate cash consideration of $1,911,250. Each warrant was exercisable at $2.50 per share until August 11, 2011, but was subject to earlier call by us at any time after our common stock traded for 30 consecutive trading days above $4.00 per share and met certain volume requirements. On May 26, 2010, we mailed to holders of the warrants, a Call Notice notifying the holders that, in accordance with the provisions of each warrant, we had satisfied the conditions to call, and were calling the warrants for expiration on June 4, 2010. Although the issuance of the shares of common stock upon exercise of the warrants was completed in private transactions pursuant to Rule 4(2) of the Securities Act of 1933, the resale of the shares received upon exercise of the warrants has been registered on Form S-3. There were no underwriters or other agents in connection with the warrant exercises and there were no discounts or commissions paid.
ITEM 3. Defaults upon Senior Securities
None.
ITEM 4. (Removed and Reserved)
ITEM 5. Other Information
We issued our earnings release with respect to the quarter ended June 30, 2010 on August 10, 2010. A copy of that earnings release is furnished (but not filed) as an exhibit to this Quarterly Report on Form 10-Q.
ITEM 6. Exhibits
Exhibits
31.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)
99.1 Press Release dated August 10, 2010

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.
Date: August 10, 2010	By:	/s/ DAVID B. KAYSEN
David B. Kaysen
President and Chief Executive Officer

Date: August 10, 2010	By:	/s/ MAHEDI A. JIWANI
Mahedi A. Jiwani
Chief Financial Officer