Form 10-Q
period 2010-09-30
UROPLASTY INC
filed 2010-10-27
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐ NO ☑
As of October 27, 2010 the registrant had 20,526,457 shares of common stock outstanding.

INDEX
UROPLASTY INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	March 31, 2010
Assets

Current assets:
Cash and cash equivalents	$15,387,687	$2,311,269
Short-term investments	6,000,000	3,500,000
Accounts receivable, net	1,492,279	1,287,440
Inventories	472,584	341,497
Income tax receivable	—	23,820
Other	318,808	237,321

Total current assets	23,671,358	7,701,347

Property, plant, and equipment, net	1,186,372	1,230,771

Intangible assets, net	2,122,945	2,533,095

Deferred tax assets	115,026	108,530

Total assets	$27,095,701	$11,573,743

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	March 31, 2010
Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$487,114	$485,594
Current portion — deferred rent	35,000	35,000
Income tax payable	12,433	10,000
Accrued liabilities:
Compensation	952,835	903,057
Other	264,578	212,028

Total current liabilities	1,751,960	1,645,679

Deferred rent — less current portion	94,886	112,500
Accrued pension liability	556,124	601,037

Total liabilities	2,402,970	2,359,216

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 20,526,457 and 14,946,540 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively	205,265	149,465
Additional paid-in capital	53,463,984	36,178,126
Accumulated deficit	(28,469,141)	(26,617,161)
Accumulated other comprehensive loss	(507,377)	(495,903)

Total shareholders’ equity	24,692,731	9,214,527

Total liabilities and shareholders’ equity	$27,095,701	$11,573,743

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$3,244,823	$2,986,475	$6,280,322	$5,812,404
Cost of goods sold	594,469	535,074	1,105,165	1,087,044

Gross profit	2,650,354	2,451,401	5,175,157	4,725,360

Operating expenses
General and administrative	897,368	713,040	1,747,685	1,561,591
Research and development	472,008	435,898	872,637	963,713
Selling and marketing	2,017,420	1,968,054	4,005,946	4,025,342
Amortization	210,682	211,503	421,450	423,316

	3,597,478	3,328,495	7,047,718	6,973,962

Operating loss	(947,124)	(877,094)	(1,872,561)	(2,248,602)

Other income (expense)
Interest income	17,999	24,230	31,627	55,629
Interest expense	(1,938)	(1,788)	(3,885)	(9,694)
Foreign currency exchange gain (loss)	10,574	(7,365)	12,364	(14,697)
Other, net	—	2,000	(192)	(183)

	26,635	17,077	39,914	31,055

Loss before income taxes	(920,489)	(860,017)	(1,832,647)	(2,217,547)

Income tax expense	2,183	14,642	19,333	22,887

Net loss	$(922,672)	$(874,659)	$(1,851,980)	$(2,240,434)

Basic and diluted loss per common share	$(0.05)	$(0.06)	$(0.11)	$(0.15)

Weighted average common shares outstanding:
Basic and diluted	19,088,249	14,946,540	17,207,957	14,942,179
See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Six Months Ended September 30, 2010
(Unaudited)

			Additional
	Common Stock		Paid-in		Accumulated Other	Total Shareholders’
	Shares	Amount	Capital	Accumulated Deficit	Comprehensive Loss	Equity
Balance at March 31, 2010	14,946,540	$149,465	$36,178,126	$(26,617,161)	$(495,903)	$9,214,527

Proceeds from public offering, net of costs of $1,182,941	4,600,000	46,000	14,871,059	—	—	14,917,059

Share-based consulting and compensation	70,025	701	147,991	—	—	148,692

Proceeds from exercise of warrants	886,000	8,860	2,190,322	—	—	2,199,182

Proceeds from exercise of stock options, net of 1,608 shares returned for payment of related income taxes	23,892	239	76,486	—	—	76,725

Comprehensive loss	—	—	—	(1,851,980)	(11,474)	(1,863,454)

Balance at September 30, 2010	20,526,457	$205,265	$53,463,984	$(28,469,141)	$(507,377)	$24,692,731

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,851,980)	$(2,240,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	567,576	567,238
Loss on disposal of equipment	192	186
Share-based consulting expense	8,202	—
Share-based compensation expense	140,490	291,462
Deferred income taxes	(4,925)	(3,249)
Deferred rent	(17,614)	(17,462)
Changes in operating assets and liabilities:
Accounts receivable	(187,514)	91,206
Inventories	(125,674)	47,499
Other current assets and income tax receivable	(57,949)	(102,998)
Accounts payable	1,196	(185,406)
Accrued liabilities	94,179	(348,419)
Accrued pension liability, net and income tax payable	(48,246)	(58,492)

Net cash used in operating activities	(1,482,067)	(1,958,869)

Cash flows from investing activities:
Proceeds from sale of short-term investments	2,500,000	2,500,000
Purchase of short-term investments	(5,000,000)	(2,000,000)
Purchases of property, plant and equipment	(94,506)	(61,334)
Purchases of intangible assets	(11,300)	—
Proceeds from sale of property, plant and equipment	—	2,000

Net cash (used in) provided by investing activities	(2,605,806)	440,666

Cash flows from financing activities:
Net proceeds from public offering of common stock	14,917,059	—
Net proceeds from warrant and option exercise	2,275,906	—

Net cash provided by financing activities	17,192,965	—

Effect of exchange rates on cash and cash equivalents	(28,674)	34,771

Net increase(decrease) in cash and cash equivalents	13,076,418	(1,483,432)

Cash and cash equivalents at beginning of period	2,311,269	3,276,299

Cash and cash equivalents at end of period	$15,387,687	$1,792,867

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$6,145
Cash received(paid) during the period for income taxes	248	(105,877)
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
The condensed consolidated financial statements presented herein as of September 30, 2010 and for the three and six month periods ended September 30, 2010 and 2009 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2010. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three and six months periods ended September 30, 2010, and we have made no changes to these policies during fiscal 2011.
2. Short-term Investments
Short-term investments consist of certificates of deposit held-to-maturity that mature within the next twelve months. We have determined that short-term investments and cash equivalents are measured using Level 1 inputs within the fair value hierarchy of Accounting Standards Codification (ASC 820), “Fair Value Measurements and Disclosures.” Level 1 valuations are based on unadjusted quoted prices in active markets for identical assets. Based on the short-term nature of these investments, their cost approximates their fair market value.
3. Accounts Receivable
We grant credit to our customers in the normal course of business and, generally, do not require collateral or any other security to support amounts due. If necessary, we have an outside party assist us with performing credit and reference checks and establishing credit limits for the customer. Accounts outstanding longer than the contractual payment terms, are considered past due. We carry our accounts receivable at the original invoice amount less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts. We determine the allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivables are past due, customer financial condition and ability to pay the obligation, historical and expected credit loss experience, and the condition of the general economy and the industry as a whole. We write off accounts receivable when deemed uncollectible. We record recoveries of accounts receivable previously written off when received. We are not always able to timely anticipate changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Historically, the accounts receivable balances we have written off have generally been within our expectations. The allowance for doubtful accounts was $8,000 and $11,000 at September 30, 2010 and March 31, 2010, respectively.

4. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories consist of the following:

	September 30, 2010	March 31, 2010
Raw materials	$160,680	$158,942
Work-in-process	42,913	28,935
Finished goods	268,991	153,620

	$472,584	$341,497

5. Intangible Assets
Our intangible assets are comprised of patents which we amortize on a straight-line basis over their estimated useful lives of six years.

	Gross carrying	Accumulated
	amount	amortization	Net value
September 30, 2010	$5,483,812	$3,360,867	$2,122,945

March 31, 2010	$5,472,512	$2,939,417	$2,533,095
Estimated annual amortization for these assets for the fiscal years ending March 31, is as follows:

Remainder of 2011	$422,000
2012	844,000
2013	844,000
2014	6,000
2015 and beyond	7,000

$2,123,000

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

7. Comprehensive Loss
Comprehensive loss includes our net loss, accumulated translation adjustment, and change in minimum pension obligation as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(922,672)	$(874,659)	$(1,851,980)	$(2,240,434)
Items of other comprehensive income (loss):
Translation adjustment	131,973	60,116	(502)	176,067
Pension related	(29,683)	(4,146)	(10,972)	(4,717)

Comprehensive loss	$(820,382)	$(818,689)	$(1,863,454)	$(2,069,084)

Other accumulated comprehensive loss at September 30, 2010 totalled $507,377 and consists of $118,247 for accumulated translation adjustment and $389,130 for accumulated additional pension liability.
8. Net Loss per Common Share
The following unvested restricted stock, options and warrants outstanding at September 30, 2010 and 2009, to purchase shares of common stock, were excluded from diluted loss per common share because of their anti-dilutive effect:

	Number of unvested
	restricted stock/	Range of
	options/warrants	exercise prices
September 30, 2010	2,171,925	$0.71 to $5.19
September 30, 2009	4,555,928	$0.69 to $5.30
9. Credit Facilities
Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $681,000 as of September 30, 2010) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.50% base rate on September 30, 2010), subject to a minimum interest rate of 3.50% per annum. At September 30, 2010, we had no borrowings outstanding on this credit line.
On October 30, 2009 we entered into a one-year business loan agreement with Venture Bank. The agreement provides for a credit line of up to $2.0 million secured by the assets of our company. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand and 80% of the value of our eligible U.S. accounts receivable; provided, however, our total liabilities, inclusive of the amount borrowed, may not exceed our tangible net worth. To be eligible to borrow any amount, we must maintain a minimum tangible net worth of $5.0 million. At September 30, 2010 we had no borrowings outstanding under this agreement, but we estimate we had a borrowing capacity of approximately $700,000. Interest on the outstanding borrowings is charged at a per annum rate of the greater of 7.50% or one percentage point over the prime rate (3.25% prime rate on September 30, 2010).

10. Warrants
The following table summarizes the activity during the six months ended September 30, 2010 related to warrants to purchase our common shares:

		Weighted
		average
	Number of	exercise
	shares	price
Outstanding at March 31, 2010	2,066,928	$3.78
Warrants expired	1,180,928	4.75
Warrants exercised	886,000	2.49

Outstanding at September 30, 2010	—

For the six months ended September 30, 2010, we had proceeds of approximately $2.2 million from exercise of warrants.
11. Share-based Compensation
As of September 30, 2010, we had one active plan (2006 Amended Stock and Incentive Plan) for share-based compensation grants. Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately. Under this plan, we had reserved 2,700,000 shares of our common stock for share-based grants. As of September 30, 2010, we had 1,267,575 shares remaining that were available for grant. We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.
We account for share-based compensation costs under ASC 718, “Compensation – Stock Compensation.” We incurred approximately $149,000 and $291,000 in share-based compensation expense (inclusive of $8,000 and $0, respectively, for option grants to consultants) for the six months ended September 30, 2010 and 2009, respectively.
We determined the fair value of our option awards using the Black-Scholes option pricing model. We used the following weighted-average assumptions to value the options granted during the following periods:

	Six Months Ended	Six Months Ended
	September 30, 2010	September 30, 2009
Expected life in years	6.05	4.83
Risk-free interest rate	2.20%	2.74%
Expected volatility	90.99%	94.21%
Expected dividend yield	0	0
Weighted-average fair value	$3.50	$0.60
The expected life selected for options granted during the quarter represents the period of time that we expect our options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant. Expected volatilities are based upon historical volatility of our stock. We estimate a forfeiture rate for stock awards of up to 13.80% based on our historical experience.

The following table summarizes the activity related to our stock options during the six months ended September 30, 2010:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price	life in years	value
Outstanding at March 31, 2010	2,037,500	$3.14	4.00	$506,000
Options granted	129,900	4.70
Options exercised	25,500	3.31
Options surrendered	40,000	4.02

Outstanding at September 30, 2010	2,101,900	$3.21	3.78	$3,470,000

Exercisable at September 30, 2010	1,873,664	$3.24	3.60	$3,046,000

Our 2006 Stock and Incentive Plan also provides for our Compensation Committee to grant other stock-based benefits, including restricted shares. Restricted shares are subject to risk of forfeiture for termination of employment. The forfeiture risk generally lapses over a period of four years.
The following table summarizes the activity related to our restricted shares during the six months ended September 30, 2010:

		Weighted	Weighted average	Aggregate
	Number of	average grant	remaining life in	intrinsic
	Shares	date fair value	years	value
Balance at March 31, 2010	—
Shares granted	70,025	$4.74
Shares vested	—	—

Balance at September 30, 2010	70,025	$4.74	1.74	$330,000

The aggregate intrinsic value represents the total pre-tax value of restricted stock that holders would have received (based on the closing price of our Company’s common stock on the grant date) had all restricted stock vested and if we had issued common stock to the holders on the grant date.
As of September 30, 2010, we had approximately $739,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock options and restricted shares that we expect to recognize over a weighted-average period of 1.94 years.
12. Savings and Retirement Plans
We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made no discretionary contributions to the U.S. plan for the six months ended September 30, 2010 and made discretionary contributions of $68,000 for the six months ended September 30, 2009.
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

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three and six month periods ended September 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross service cost	$23,370	$16,179	46,463	$31,586
Interest cost	27,895	23,614	55,269	46,053
Expected return on assets	(12,291)	1,306	(24,280)	2,609
Amortization	4,160	(113)	8,196	(221)

Net periodic retirement cost	$43,134	$40,986	$85,648	$80,027

Major assumptions used in the above calculations include:

	Six Months Ended
	September 30,
	2010	2009
Discount rate	4.70-5.50%	6.60-6.70%
Expected return on assets	4.70-5.00%	5.00-6.60%
Expected rate of increase in future compensation:
General	3.00%	3.00%
Individual	0.00-3.00%	0.00-3.00%
Both the Netherlands and United Kingdom pension plans are in an underfunded position and the funded status of the plans is shown as accrued pension liability. We made aggregate contributions of approximately $136,000 and $139,000, respectively, during the six months ended September 30, 2010 and 2009 to the two defined benefit plans.
13. Equity Offering
We completed a public offering of 4.6 million shares of our common stock at $3.50 per share in July 2010, generating gross proceeds of $16.1 million, and net proceeds, after fees and expenses, of approximately $14.9 million. We anticipate using the proceeds to expand our U.S. sales and marketing organization to support our Urgent PC business and for clinical studies, working capital and general corporate purposes.
14. Foreign Currency Translation
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
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and we do not deem them to be long-term balances. For the three months ended September 30, 2010 and 2009, we recognized foreign currency exchange gain of $10,574 and foreign currency exchange loss of $7,365, respectively. For the six months ended September 30, 2010 and 2009, we recognized currency exchange gain of $12,364 and currency exchange loss of $14,697, respectively.
15. Business Segment Information
ASC 280, “Segment Reporting,” establishes disclosure standards for segments of a company based on management’s approach to defining operating segments. In accordance with the objective and basic principles of the standard we aggregate our operating segments into one reportable segment.

Sales to customers outside the United States for the three months ended September 30, 2010 and 2009 represented 43% and 50%, respectively, of our consolidated sales. Sales to customers outside the United States for the six months ended September 30, 2010 and 2009 represented 45% and 49%, respectively, of our consolidated sales. Information regarding sales to customers by geographic area for the three- and six- month periods ended September 30 is as follows:

			All Other
	United	United	Foreign
	States	Kingdom	Countries	Consolidated
Three months ended September 30, 2010	$1,843,808	$349,151	$1,051,864	$3,244,823
Three months ended September 30, 2009	$1,503,716	$428,011	$1,054,748	$2,986,475
Six months ended September 30, 2010	$3,465,826	$736,392	$2,078,104	$6,280,322
Six months ended September 30, 2009	$2,963,454	$783,712	$2,065,238	$5,812,404
Information regarding location of our long-lived assets by geographic area at September 30, 2010 is as follows:

	United	United	The
	States	Kingdom	Netherlands	Consolidated
September 30, 2010	$502,221	$2,650	$681,502	$1,186,373
Accounting policies of the operations in the various geographic areas are the same as those described in Note 1. Sales attributed to each geographic area are net of intercompany sales. No single customer represents 10% or more of our consolidated net sales. Long-lived assets consist of property and equipment.
16. Income Tax Expense
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
In addition, future utilization of NOL carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code. This section generally relates to a 50 percent change in ownership of a company over a three-year period. We believe that the issuance of our common stock in the July 2010 public offering resulted in an “ownership change” under Section 382. Accordingly, our ability to use NOL tax attributes generated prior to July 2010 may be limited.
During the three months ended September 30, 2010 and 2009, we recorded income tax expense of approximately $2,000 and $15,000, respectively, for foreign income taxes, and for required minimum payments for U.S. income taxes. During the six months ended September 30, 2010 and 2009, we recorded income tax expense of approximately $19,000 and $23,000, respectively.
On September 30, 2010 we had a deferred tax asset of $115,000. We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences.
ASC 740, “Income Taxes”, prescribes a recognition threshold and a measurement attribute for financial statement recognition of tax positions we take or expect to take in a tax return. It is management’s responsibility to determine whether it is “more-likely-than-not” that a taxing authority will sustain a tax position upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. We have reviewed all income tax positions taken or that we expect to take for all open tax years and determined that our income tax positions are appropriately stated and supported for all open years. Accordingly, we have no reserve for uncertain tax positions recorded in our consolidated financial statements.

In addition, under our accounting policies we would recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.
The fiscal tax years 2006 through 2010 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions to which we are subject. In addition, we are subject to examination by certain foreign taxing authorities for which the fiscal years 2008 through 2010 remain open for examination.
17. Recently Issued Accounting Standards
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures : Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This update provides amendments to ASC 820-10 that require new disclosures and clarify existing disclosures. Part of the ASU was effective for our fourth quarter of our fiscal 2010. The adoption did not have an impact on our financial position or results of operations. The disclosures about purchase, sales, issuances, and settlements in the roll forward of activity in level 3 fair value measurements become effective starting our fourth quarter of fiscal 2011. We do not anticipate adoption to have an impact on our financial position or results of operations.
18. Subsequent events
We evaluated all subsequent events to ensure that we have included in this Form 10-Q appropriate disclosure of events both recognized in the financial statements as of September 30, 2010, and events which occurred subsequent to September 30, 2010 but were not recognized in the financial statements.

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
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2010. Based upon our review, we have determined that these policies remain our most critical accounting policies for the six-month period ended September 30, 2010, and we have made no changes to these policies during fiscal 2011.

Overview
We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions. Our primary focus is on two products: the Urgent® PC system, which we believe is the only FDA-cleared minimally invasive, office-based neuromodulation therapy for the treatment of urinary urgency, urinary frequency, and urge incontinence – symptoms often associated with overactive bladder (OAB); and Macroplastique®, a minimally invasive, soft-tissue urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to intrinsic sphincter deficiency (ISD). Outside of the U.S., our Urgent PC is also approved for treatment of fecal incontinence, and our soft tissue bulking agent is also approved for treatment of male incontinence and vesicoureteral reflux
Our sales growth during fiscal 2007 and 2008 was largely attributable to rapid market acceptance of our Urgent PC product in the U.S. However, our sales performance in the U.S. was impacted by the American Medical Association’s (AMA) advice to the medical community, during our first fiscal quarter of 2009, that the previously recommended unique, listed CPT code for reimbursement for Urgent PC treatments be replaced with an unlisted code. As a result, some third-party insurers delayed or denied reimbursement while other third party payers continued to provide reimbursement for Urgent PC treatments under published positive coverage policy or on a case-by-case basis.
Sales of our Urgent PC system have declined from a peak of about $2 million in the first fiscal quarter of 2009 and since then have declined because of reimbursement-related issues, although sales have now ranged between $0.9 million to $1million per quarter. We do not expect the sales to return to prior historical levels until after a listed CPT code is effective and payers create coverage policies that provide adequate reimbursement.
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
We submitted an application for a unique, listed CPT code to the AMA for consideration at the CPT Editorial Panel Meeting in February 2010. The AMA has advised us that a unique, listed Category I CPT code will be assigned for PTNS, when those codes are published in the Federal Register by the Centers for Medicare and Medicaid Services in fall of 2010. The code will not become effective until January 2011, the suggested reimbursement amount for Urgent PC treatments is not yet established, and no private payers or governmental agencies have agreed, or can agree, to provide reimbursement on the basis of this new CPT code prior to its effective date. While we believe the availability of a unique, listed Category I CPT code will encourage broader use of our Urgent PC, there is no assurance that additional payers will agree to create coverage policies or that the policies, if they are created, will provide an adequate level of reimbursement.
In anticipation of increased interest in our Urgent PC after the new CPT code is effective, we have started to expand our U.S. field sales and support organization. On September 30, 2010 we had 19 employed sales representatives and 4 independent manufacturer’s representatives. Our employed sales representatives generated approximately 72% of our U.S. sales in the second quarter of fiscal 2011. We expect our employed sales representatives to generate a greater portion of our sales in the future as we expand our sales organization. Our current plans are to increase our sales organization to 30 employed sales representatives by November 2010.
To assist with the funding of these increased sales expenses and working capital, we completed a public offering of 4.6 million shares of our common stock at $3.50 per share in July 2010, generating gross proceeds of $16.1 million, and net proceeds, after fees and expenses, of approximately $14.9 million.
Results of Operations
Three and six months ended September 30, 2010 compared to three and six months ended September 30, 2009
Net Sales: During the three months ended September 30, 2010, net sales of $3.2 million represented a $258,000, or a 9% increase, over net sales of $3.0 million for the three months ended September 30, 2009. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 13%. During the six months ended September 30, 2010, net sales of $6.3 million represented a $468,000, or an 8% increase, over net sales of $5.8 million for the three months ended September 30, 2009. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 12%.

Sales to customers in the U.S. of $1.8 million during the three months ended September 30, 2010, represented a $340,000, or a 23% increase, over net sales of $1.5 million for the three months ended September 30, 2009. During the six months ended September 30, 2010 sales to customer in the U.S. totaled $3.5 million, representing a 17% increase, over net sales of $3.0 million for the six months ended September 30, 2009.
Sales in the U.S. of our Urgent PC product, increased 6% to $1.0 million for three months ended September 30, 2010, from $960,000 for the same year-ago period, and for the six months ended September 30, 2010 decreased 3% to $1.9 million from $2.0 million for the same year-ago period. Sales of our Urgent PC system have declined from a peak of about $2.0 million in the first fiscal quarter of 2009 because of the reimbursement-related issues noted previously.
We believe sales of Urgent PC in the U.S. for the quarter ended September 30, 2010 benefited from a promotion we offered on our Urgent PC lead set boxes. In the second quarter ended September 30, 2010, we sold 1,355 Urgent PC lead set boxes to 185 customers compared with 1,157 boxes to186 customers in the previous quarter.
Sales in the U.S. of our Macroplastique product, increased 50% to $791,000 for the three months ended September 30, 2010, from $528,000 for the same year-ago period, and for the six months ended September 30, 2010 increased 58% to $1.5 million from $949,000 for the same year-ago period. Sales of our Macroplastique product increased over the corresponding year-ago period because of our increased sales and marketing focus of this product.
Sales to customers outside the U.S. for the three months ended September 30, 2010 and 2009 were $1.4 million and $1.5 million, respectively, a decrease of 6%. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 4%. For the six months ended September 30, 2010 and 2009 sales were about flat at $2.8 million in each period. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 7%.
Gross Profit: Gross profit was $2.7 million and $2.5 million for the three months ended September 30, 2010 and 2009, respectively, or 82% of net sales for both periods. Gross profit was $5.2 million and $4.7 million for the six months ended September 30, 2010 and 2009, respectively, or 82% and 81% of net sales, respectively. We attribute the slightly higher gross profit percentage for the six months ended September 30, 2010 primarily to the favorable impact of increase in manufacturing capacity utilization as a result of the increased sales. This favorable impact was offset partially by the negative impact of the additional costs associated with the sourcing of our Urgent PC lead sets from a secondary supplier for part of the six-month period ended September 2010. We estimate this negative impact to be approximately two percentage points in the three-month period and one percentage point in the six-month period ended September 2010.
General and Administrative Expenses (G&A): G&A expenses of $897,000 during the three months ended September 30, 2010, increased $184,000 from $713,000 during the same period in 2009. G&A expenses increased primarily because of an $80,000 increase in compensation and bonus costs, and a $106,000 increase in consulting costs. G&A expenses of $1.7 million during the six months ended September 30, 2010, increased $186,000 from $1.6 million during the same period in 2009. Included in the six-month period ended September 30, 2010 is a $68,000 non-cash, share-based compensation expense, compared with a charge of $144,000 in the six-month period ended September 30, 2009. Excluding share-based compensation charges, G&A expenses increased by $262,000. G&A expenses increased primarily because of a $120,000 increase in compensation and bonus costs, a $106,000 increase in consulting costs, and a $36,000 increase in legal fees.
Research and Development Expenses (R&D): R&D expenses increased to $472,000 during the three months ended September 30, 2010 from $436,000 during the same period in 2009. The increase is attributed primarily to a $17,000 increase in compensation and bonus costs, and a $14,000 increase in costs related to regulatory activities. R&D expenses decreased to $873,000 during the six months ended September 30, 2010 from $964,000 during the same period in 2009. Included in the six-month period ended September 30, 2010 is a $13,000 non-cash, share-based compensation expense, compared with a charge of $32,000 in the six-month period ended September 30, 2009. Excluding share-based compensation charges, R&D expenses decreased by $72,000. The decrease is attributed primarily to a $133,000 decrease in spending for clinical studies, offset partially by an increase of $24,000 in compensation and bonus costs, and an increase of $31,000 in regulatory costs. We expect to spend approximately $400,000 in fiscal 2011 for ongoing clinical studies to support marketing efforts and to meet regulatory requirements.
Selling and Marketing Expenses (S&M): S&M expenses of $2.0 million during the three months ended September 30, 2010 were about flat with expenses during the same period in 2009. S&M expenses of $4.0 million during the six months ended September 30, 2010 were about flat with expenses during the same period in 2009. Included in the six-month period ended September 30, 2010 is a $52,000 non-cash, share-based compensation expense, compared with a charge of $97,000 in the six-month period ended September 30, 2009. We have maintained our assembled U.S. sales force and redirected some of their effort to our Macroplastique product line until reimbursement for Urgent PC stabilizes. In anticipation of increased interest in our Urgent PC after the new CPT code is effective, we have started to expand our U.S. field sales and support organization. Accordingly, we expect to incur increased S&M expenses during the remaining six months of our current fiscal year.
Amortization of Intangibles: Amortization of intangibles was $211,000 and $212,000 for the three months ended September 30, 2010 and 2009, respectively, and was $421,000 and $423,000 for the six months ended September 30, 2010 and 2009, respectively. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million, which we are amortizing over six years.
Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Net other income was $27,000 and $17,000 for the three months ended September 30, 2010 and 2009, respectively, and was $40,000 and $31,000 for the six months ended September 30, 2010 and 2009, respectively. Interest income declined by $24,000 due to lower interest rates.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency exchange gain of $11,000 and foreign currency exchange loss of $7,000 for the three months ended September 30, 2010 and 2009, respectively, and foreign currency exchange gain of $12,000 and foreign currency exchange loss of $15,000 for the six months ended September 30, 2010 and 2009, respectively.
Income Tax Expense: During the three months ended September 30, 2010 and 2009, we recorded income tax expense of $2,000 and $15,000, respectively, and $19,000 and $23,000 for the six months ended September 30, 2010 and 2009, respectively.
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
We use these non-GAAP financial measures, and in particular non-GAAP operating loss, for internal managerial purposes and incentive compensation for senior management because we believe such measures are one important indicator of the strength and the operating performance of our business. Analysts and investors frequently ask us for this information. We believe that they use these measures to evaluate the overall operating performance of companies in our industry, including as a means of comparing period-to-period results and as a means of evaluating our results with those of other companies.

Our non-GAAP operating loss during the three months ended September 30, 2010 and 2009 was approximately $591,000 and $475,000, respectively. Our non-GAAP operating loss during the six months ended September 30, 2010 and 2009 was approximately $1.2 million and $1.4 million, respectively.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross Profit
GAAP gross profit	$2,650,354	$2,451,401	$5,175,157	$4,725,360
% of sales	82%	82%	82%	81%
Share-based compensation	4,184	4,903	8,667	18,448
Depreciation expense	15,766	14,150	31,464	28,299

Non-GAAP gross profit	2,670,304	2,470,454	5,215,288	4,772,107

Operating Expenses
GAAP operating expenses	3,597,478	3,328,495	7,047,718	6,973,962
Share-based compensation	68,241	113,909	140,024	273,014
Depreciation expense	57,074	57,546	114,662	115,623
Amortization expense	210,682	211,503	421,450	423,316

Non-GAAP operating expenses	3,261,481	2,945,537	6,371,582	6,162,009

Operating Loss
GAAP operating loss	(947,124)	(877,094)	(1,872,561)	(2,248,602)
Share-based compensation	72,425	118,812	148,692	291,462
Depreciation expense	72,840	71,696	146,126	143,922
Amortization expense	210,682	211,503	421,450	423,316

Non-GAAP operating loss	$(591,177)	$(475,083)	$(1,156,293)	$(1,389,902)

Liquidity and Capital Resources
Cash Flows.
At September 30, 2010, our cash and cash equivalent and short-term investments balances totaled $21.4 million.
At September 30, 2010, we had working capital of approximately $21.9 million. For the six months ended September 30, 2010, we used $1.5 million of cash in operating activities, compared to $2.0 million of cash used in the same period a year ago. We attribute the decrease in cash used in operating activities primarily to the decrease in the operating loss and a decrease in cash used for operating assets and liabilities.
For the six months ended September 30, 2010, we used $95,000 in investing activities to purchase property, plant and equipment compared with approximately $61,000 for the same period a year ago.
For the six months ended September 30, 2010 we generated proceeds from financing activities of approximately $17.2 million, consisting of approximately $14.9 million net proceeds from the offering of our common stock and approximately $2.3 million from the exercise of warrants and options. In July 2010, in a public offering of our common stock, we issued 4.6 million shares (inclusive of the over-allotment exercised by the underwrites) at $3.50 per share, for gross proceeds of $16.1 million, and net proceeds, after fees and expenses, of approximately $14.9 million. We anticipate using the proceeds to expand our U.S. sales and marketing organization to support our Urgent PC business and for clinical studies, working capital and general corporate purposes. In anticipation of increased interest in our Urgent PC after the new CPT code is effective, we have already started to expand our U.S. field sales and support organization.

Sources of Liquidity.
On October 30, 2009 we renewed our credit line with Venture Bank. The agreement provides for a credit line of up to $2.0 million secured by the assets of our company. We may borrow up to 50% (to a maximum of $500,000) of the value of our eligible inventory on hand and 80% of the value of our eligible U.S. accounts receivable; provided, however, our total liabilities, inclusive of the amount borrowed, may not exceed our tangible net worth. To be eligible to borrow any amount, we must maintain a minimum tangible net worth of $5.0 million. At September 30, 2010 we had no borrowings outstanding under this agreement. We estimate we had a borrowing capacity of approximately $700,000 at September 30, 2010. Interest on the loan is charged at a per annum rate of the greater of 7.50% or one percentage point over the prime rate (3.25% prime rate on September 30, 2010).
Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $681,000) credit line secured by our facility in Geleen, The Netherlands. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.50% base rate on September 30, 2010), subject to a minimum interest rate of 3.50% per annum. At September 30, 2010, we had no borrowings outstanding on this credit line.
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
Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
None.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None during the quarter ended September 30, 2010.
ITEM 3. Defaults upon Senior Securities
None.
ITEM 4. (Removed and Reserved)
ITEM 5. Other Information
We issued our earnings release with respect to the quarter ended September 30, 2010 on October 27, 2010. A copy of that earnings release is furnished (but not filed) as an exhibit to this Quarterly Report on Form 10-Q.
ITEM 6. Exhibits
Exhibits
31.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)
99.1 Press Release dated October 27, 2010

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.
Date: October 27, 2010	By:	/s/ DAVID B. KAYSEN
David B. Kaysen
President and Chief Executive Officer

Date: October 27, 2010	By:	/s/ MAHEDI A. JIWANI
Mahedi A. Jiwani
Chief Financial Officer