Form 10-Q
period 2010-12-31
UROPLASTY INC
filed 2011-01-27
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2010

☐	Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from ______ to ______.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
As of January 25, 2011 the registrant had 20,634,332 shares of common stock outstanding.

INDEX
UROPLASTY INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31, 2010	March 31, 2010
Assets

Current assets:
Cash and cash equivalents	$5,044,741	$2,311,269
Short-term investments	9,777,894	3,500,000
Accounts receivable, net	1,547,665	1,287,440
Inventories	592,181	341,497
Income tax receivable	—	23,820
Other	308,137	237,321

Total current assets	17,270,618	7,701,347

Property, plant, and equipment, net	1,133,179	1,230,771

Intangible assets, net	1,911,887	2,533,095

Long-term investments	6,009,337	—

Deferred tax assets	112,907	108,530

Total assets	$26,437,928	$11,573,743

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31, 2010	March 31, 2010
Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$489,093	$485,594
Current portion — deferred rent	35,000	35,000
Income tax payable	12,487	10,000
Accrued liabilities:
Compensation	1,476,238	903,057
Other	251,455	212,028

Total current liabilities	2,264,273	1,645,679

Deferred rent — less current portion	86,079	112,500
Accrued pension liability	578,262	601,037

Total liabilities	2,928,614	2,359,216

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 20,634,332 and 14,946,540 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	206,343	149,465
Additional paid-in capital	53,794,136	36,178,126
Accumulated deficit	(29,937,072)	(26,617,161)
Accumulated other comprehensive loss	(554,093)	(495,903)

Total shareholders’ equity	23,509,314	9,214,527

Total liabilities and shareholders’ equity	$26,437,928	$11,573,743

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2010	2009	2010	2009
Net sales	$3,492,067	$3,068,142	$9,772,389	$8,880,546
Cost of goods sold	604,566	505,399	1,709,731	1,592,443

Gross profit	2,887,501	2,562,743	8,062,658	7,288,103

Operating expenses
General and administrative	861,183	639,608	2,608,868	2,201,199
Research and development	423,794	401,481	1,296,431	1,365,194
Selling and marketing	2,871,456	1,702,900	6,877,402	5,728,242
Amortization	211,058	211,189	632,508	634,505

	4,367,491	2,955,178	11,415,209	9,929,140

Operating loss	(1,479,990)	(392,435)	(3,352,551)	(2,641,037)

Other income (expense)
Interest income	21,135	21,468	52,762	77,097
Interest expense	(652)	(1,291)	(4,537)	(10,986)
Foreign currency exchange gain (loss)	503	(8,335)	12,867	(23,030)
Other, net	—	—	(192)	(183)

	20,986	11,842	60,900	42,898

Loss before income taxes	(1,459,004)	(380,593)	(3,291,651)	(2,598,139)

Income tax expense	8,927	6,143	28,260	29,030

Net loss	$(1,467,931)	$(386,736)	$(3,319,911)	$(2,627,169)

Basic and diluted loss per common share	$(0.07)	$(0.03)	$(0.18)	$(0.18)

Weighted average common shares outstanding:
Basic and diluted	20,514,530	14,946,540	18,314,157	14,943,638

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’EQUITY AND COMPREHENSIVE LOSS
Nine Months Ended December 31, 2010 (Unaudited)

					Accumulated
			Additional	Accumulated	Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at March 31, 2010	14,946,540	$149,465	$36,178,126	$(26,617,161)	$(495,903)	$9,214,527

Proceeds from public offering, net of costs of $1,182,941	4,600,000	46,000	14,871,059	—	—	14,917,059

Share-based consulting and compensation	72,900	729	288,093	—	—	288,822

Proceeds from exercise of warrants	886,000	8,860	2,190,322	—	—	2,199,182

Proceeds from exercise of stock options, net of 1,608 shares returned for payment of related income taxes	128,892	1,289	266,536	—	—	267,825

Comprehensive loss	—	—	—	(3,319,911)	(58,190)	(3,378,101)

Balance at December 31, 2010	20,634,332	$206,343	$53,794,136	$(29,937,072)	$(554,093)	$23,509,314

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	December 31
	2010	2009
Cash flows from operating activities:
Net loss	$(3,319,911)	$(2,627,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	848,385	852,370
Loss on disposal of equipment	192	183
Amortization of premium on marketable securities	7,226	—
Share-based consulting expense	9,739	—
Share-based compensation expense	279,083	356,583
Deferred income taxes	(5,863)	(5,299)
Deferred rent	(26,421)	(26,250)
Changes in operating assets and liabilities:
Accounts receivable	(261,136)	71,404
Inventories	(248,656)	112,460
Other current assets and income tax receivable	(48,492)	(44,238)
Accounts payable	4,474	(324,094)
Accrued liabilities	610,710	(221,266)
Accrued pension liability, net and income tax payable	(10,783)	(20,141)

Net cash used in operating activities	(2,161,453)	(1,875,457)

Cash flows from investing activities:
Proceeds from maturity of marketable securities	4,000,000	3,000,000
Purchases of marketable securities	(16,311,352)	(2,000,000)
Purchases of property, plant and equipment	(128,935)	(70,354)
Purchase of intangible assets	(11,300)	—
Proceeds from sale of property, plant and equipment	—	2,000

Net cash (used in) provided by investing activities	(12,451,587)	931,646

Cash flows from financing activities:
Net proceeds from public offering of common stock	14,917,059	—
Net proceeds from exercise of warrants and options	2,467,007	—

Net cash provided by financing activities	17,384,066	—

Effect of exchange rates on cash and cash equivalents	(37,554)	70,644

Net increase (decrease) in cash and cash equivalents	2,733,472	(873,167)

Cash and cash equivalents at beginning of period	2,311,269	3,276,299

Cash and cash equivalents at end of period	$5,044,741	$2,403,132

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$6,145
Cash paid during the period for income taxes	9,633	121,655
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
The condensed consolidated financial statements presented herein as of December 31, 2010 and for the three and nine month periods ended December 31, 2010 and 2009 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2010. Based upon our review, we have determined that these policies remain our most critical accounting policies for the three and nine month periods ended December 31, 2010 and 2009, and we have made no changes to these policies during fiscal 2011.
2. Cash Equivalents and Marketable Securities
We consider all highly liquid investments with original maturities of three-months or less when purchased to be cash equivalents. We classify marketable securities having original maturities of one year or less, but more than three months, as short-term investments and marketable securities with maturities of more than one year as long-term investments. We further classify marketable securities as either held-to-maturity or available-for-sale. We classify marketable securities as held-to-maturity when we believe we have the ability and intent to hold such securities to their scheduled maturity dates. All other marketable securities are classified as available-for-sale. We have not designated any of our marketable securities as trading securities.
We carry held-to-maturity marketable securities at their amortized cost and available-for-sale marketable securities at their fair value and report any unrealized appreciation or depreciation in the fair value of available-for-sale marketable securities in accumulated other comprehensive income. We monitor our investment portfolio for any decline in fair value that is other-than-temporary and record any such impairment as an impairment loss. We recorded no impairment losses for other-than-temporary declines in the fair value of marketable securities for the three and nine months ended December 31, 2010 and December 31, 2009.
Cash and cash equivalents include highly liquid money market funds of $3.8 million and $1.4 million as of December 31, 2010 and March 31, 2010, respectively.
As of March 31, 2010, we did not have any available-for-sale marketable securities. The amortized cost and fair value of our marketable securities classified as available-for-sale as of December 31, 2010 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
U.S. Government and Agency debt securities	$5,282,014	$—	$4,120	$5,277,894
Long-term investments:
U.S. Government and Agency debt securities	6,022,112	—	12,775	6,009,337

Total	$11,304,126	$—	$16,895	$11,287,231

Short-term investments include held to maturity certificates of deposit with maturities of less than twelve months of $4.5 million and $3.5 million as of December 31, 2010 and March 31, 2010, respectively. Due to the negligible risk of changes in value due to changes in interest rates and the short-term nature of these investments, their cost approximates their fair market value.
3. Fair Value Measurements
Estimates of fair value for financial assets and liabilities are based on the framework established in the accounting guidance for fair value measurements. The framework defines fair value, provides guidance for measuring fair value and requires certain disclosures. The framework prioritizes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following three broad levels of inputs may be used to measure fair value under the fair value hierarchy:
Level 1— Quoted prices available in active markets for identical assets or liabilities at the measurement date.
Level 2— Significant other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:
•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets in non-active markets;

•	Inputs other than quoted prices that are observable for the asset or liability; and

•	Inputs that are derived principally from or corroborated by other observable market data.
Level 3— Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.
If the inputs used to measure the financial assets and liabilities fall within more than one of the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2010.

		Quoted Prices
		in Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Class	Fair Value	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$3,840,022	$3,840,022	$—	$—
Short-term investments:
Certificates of deposit	4,500,000	4,500,000	—	—
U.S. Government and Agency debt securities	5,276,868	499,540	4,777,328	—
Long-term investments:
U.S. Government and Agency debt securities	6,010,363	—	6,010,363	—
Pension plan assets:
Vested Benefit Obligation (Netherlands Plan)	1,252,104	—	—	1,252,104
Deposit Administration Contract (U.K. Plan)	476,784	—	476,784

Money market funds. Highly liquid investments with original maturities of three months or less when purchased. They present negligible risk of changes in value due to changes in interest rates, and their cost approximates their fair market value.
Certificates of deposit. Our certificates of deposit are held-to-maturity and mature within the next twelve months. Based on the negligible risk of changes in value due to changes in interest rates and the short-term nature of these investments, their cost approximates their fair market value.
U.S. Government and U.S. Government Agency debt securities. Our debt securities consist of bonds, notes and treasury bills with risk ratings of AAA/Aaa and maturity dates within two years from date of purchase. The estimated fair value of these securities is based on valuations provided by external investment managers.
Pension assets. The market value (Vested Benefit Obligation, or VBO) of our Netherlands pension plan assets is determined using the discounted stream of guaranteed benefit payments at a market rate, and other unobservable assumptions such as mortality rates. Accordingly, we have classified the VBO as a Level 3 asset. The market value of the U.K. plan reflects the value of our contributions to the plan and accrued interest credited to the plan assets at the rate specified in the Deposit Administration Contract.
Measurements to fair value on a nonrecurring basis relate primarily to our tangible fixed assets and other intangible assets and occur when the derived fair value is below carrying value on our condensed consolidated balance sheet. We had no significant remeasurements of such assets or liabilities to fair value for the three and nine months ended December 31, 2010 and December 31, 2009.
Our financial instruments, other than those presented in the disclosures above, include cash, receivables, inventories, accounts payable and other payables, and their carrying values approximate their fair values based of the short-term nature of these instruments.
4. Accounts Receivable
We grant credit to our customers in the normal course of business and, generally, do not require collateral or any other security to support amounts due. If necessary, we have an outside party assist us with performing credit and reference checks and establishing credit limits for the customer. Accounts outstanding longer than the contractual payment terms, are considered past due. We carry our accounts receivable at the original invoice amount less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts. We determine the allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivables are past due, customer financial condition and ability to pay the obligation, historical and expected credit loss experience, and the condition of the general economy and the industry as a whole. We write off accounts receivable when deemed uncollectible. We record recoveries of accounts receivable previously written off when received. We are not always able to timely anticipate changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances. Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience. Historically, the accounts receivable balances we have written off have generally been within our expectations. The allowance for doubtful accounts was $18,000 and $11,000 at December 31, 2010 and March 31, 2010, respectively.
5. Inventories
Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). Inventories consist of the following:

	December 31, 2010	March 31, 2010
Raw materials	$204,048	$158,942
Work-in-process	37,928	28,935
Finished goods	350,205	153,620

	$592,181	$341,497

6. Intangible Assets
Our intangible assets are comprised of patents which we amortize on a straight-line basis over their estimated useful lives of six years.

	Gross
	carrying	Accumulated
	amount	amortization	Net value
December 31, 2010	$5,510,102	$3,598,215	$1,911,887

March 31, 2010	$5,472,512	$2,939,417	$2,533,095

Estimated annual amortization for these assets for the fiscal years ending March 31, is as follows:

Remainder of 2011	$211,000
2012	844,000
2013	844,000
2014	6,000
2015 and beyond	7,000

$1,912,000

7. Deferred Rent and Leasehold Improvements
We entered into an 8-year operating lease agreement, effective May 2006, for our corporate facility in Minnesota. As part of the agreement, the landlord provided an incentive of $280,000 for leasehold improvements. We recorded this incentive as deferred rent and are amortizing it as a reduction in lease expense over the lease term. We are amortizing the leasehold improvements over the shorter of the asset life or the lease term.
8. Comprehensive Loss
Comprehensive loss includes our net loss, accumulated translation adjustment, unrealized loss on available for sale investments, and change in minimum pension obligation as follows:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2010	2009	2010	2009
Net loss	$(1,467,931)	$(386,736)	$(3,319,911)	$(2,627,169)
Items of other comprehensive income (loss):
Translation adjustment	(39,155)	(30,808)	(39,657)	145,259
Unrealized loss on available for sale investments	(16,895)	—	(16,895)	—
Pension related	9,334	1,475	(1,638)	(3,242)

Comprehensive loss	$(1,514,647)	$(416,069)	$(3,378,101)	$(2,485,152)

Other accumulated comprehensive loss at December 31, 2010 totaled $554,093 and consists of $157,402 for accumulated translation adjustment, $16,895 for unrealized loss on available for sale investments and $379,796 for accumulated additional pension liability.
9. Net Loss per Common Share
The following unvested restricted stock, options and warrants outstanding at December 31, 2010 and 2009, to purchase shares of common stock, were excluded from diluted loss per common share because of their anti-dilutive effect:

	Number of unvested
	restricted stock/	Range of
	options/warrants	exercise prices
December 31, 2010	2,155,200	$0.71 to $5.64
December 31, 2009	4,141,928	$0.71 to $5.19
10. Credit Facilities
Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $663,000 as of December 31, 2010) credit line. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.25% base rate on December 31, 2010), subject to a minimum interest rate of 3.50% per annum. We had no borrowings outstanding on this credit line at December 31, 2010 and March 31, 2010.
11. Warrants
The following table summarizes the activity during the nine months ended December 31, 2010 related to warrants to purchase our common shares:

		Weighted
		average
	Number of	exercise
	shares	price
Outstanding at March 31, 2010	2,066,928	$3.78
Warrants expired	(1,180,928)	4.75
Warrants exercised	(886,000)	2.49

Outstanding at December 31, 2010	—

For the nine months ended December 31, 2010, we received proceeds of approximately $2.2 million from the exercise of warrants.
12. Share-based Compensation
As of December 31, 2010, we had one active plan (2006 Amended Stock and Incentive Plan) for share-based compensation grants. Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately. Under this plan, we had reserved 2,700,000 shares of our common stock for share-based grants. As of December 31, 2010, we had 1,264,700 shares remaining that were available for grant. We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.
We incurred approximately $289,000 and $357,000 in share-based compensation expense (inclusive of $10,000 and $0, respectively, for option grants to consultants) for the nine months ended December 31, 2010 and 2009, respectively.

We determined the fair value of our option awards using the Black-Scholes option pricing model. We used the following weighted-average assumptions to value the options granted during the following periods:

	Nine Months Ended	Nine Months Ended
	December 31, 2010	December 31, 2009
Expected life in years	5.33	4.83
Risk-free interest rate	1.76%	2.74%
Expected volatility	90.89%	94.21%
Expected dividend yield	0	0
Weighted-average fair value	$3.45	$0.60
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
The following table summarizes the activity related to our stock options during the nine months ended December 31, 2010:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	remaining	intrinsic
	shares	price	life in years	value
Outstanding at March 31, 2010	2,037,500	$3.14	4.00	$506,000
Options granted	215,300	4.88
Options exercised	(130,500)	2.11
Options surrendered	(40,000)	4.02

Outstanding at December 31, 2010	2,082,300	$3.36	3.81	$2,208,000

Exercisable at December 31, 2010	1,769,498	$3.33	3.51	$1,883,000

Our 2006 Stock and Incentive Plan also allows for our Compensation Committee to grant other stock-based benefits, including restricted shares. Restricted shares are subject to risk of forfeiture for termination of employment. The forfeiture risk generally lapses over a period of four years.
The following table summarizes the activity related to our restricted shares during the nine months ended December 31, 2010:

		Weighted	Weighted
		average	average	Aggregate
	Number of	grant date	remaining	intrinsic
	Shares	fair value	life in years	value
Balance at March 31, 2010	—
Shares granted	72,900	$4.76
Shares vested	—	—

Balance at December 31, 2010	72,900	$4.76	1.45	$347,000

The aggregate intrinsic value represents the total pre-tax value of restricted stock that holders would have received (based on the closing price of our Company’s common stock on the grant date) had all restricted stock vested and if we had issued common stock to the holders on the grant date.

As of December 31, 2010, we had approximately $947,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock options and restricted shares that we expect to recognize over a weighted-average period of 2.14 years.
13. Savings and Retirement Plans
We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made no discretionary contributions to the U.S. plan for the nine months ended December 31, 2010 and made discretionary contributions of $105,000 for the nine months ended December 31, 2009.
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
The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three and nine month periods ended December 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2010	2009	2010	2009
Gross service cost	$24,614	$16,692	$71,076	$48,278
Interest cost	29,136	24,152	84,404	70,205
Expected return on assets	(12,746)	1,579	(37,026)	4,188
Amortization	4,285	(117)	12,481	(337)

Net periodic retirement cost	$45,289	$42,306	$130,935	$122,334

Major assumptions used in the above calculations include:

	Nine Months Ended
	December 31
	2010	2009
Discount rate	4.70-5.50%	6.60-6.70%
Expected return on assets	4.70-5.00%	5.00-6.60%
Expected rate of increase in future compensation:
General	3.00%	3.00%
Individual	0.00-3.00%	0.00-3.00%
Both the Netherlands and United Kingdom pension plans are in an underfunded position and the funded status of the plans is shown as accrued pension liability. We made aggregate contributions of approximately $144,000 and $142,000, respectively, during the nine months ended December 31, 2010 and 2009 to the two defined benefit plans.
14. Equity Offering
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
15. Foreign Currency Translation
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
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries. All intercompany balances are revolving in nature and we do not deem them to be long-term balances. For the three months ended December 31, 2010 and 2009, we recognized foreign currency exchange gain of $503 and foreign currency exchange loss of $8,335, respectively. For the nine months ended December 31, 2010 and 2009, we recognized currency exchange gain of $12,867 and currency exchange loss of $23,030, respectively.
16. Business Segment Information
We aggregate our operating segments into one reportable segment in accordance with the objectives and principles of the applicable guidance.
Sales to customers outside the United States for the three months ended December 31, 2010 and 2009 represented 42% and 51%, respectively, of our consolidated sales. Sales to customers outside the United States for the nine months ended December 31, 2010 and 2009 represented 44% and 50%, respectively, of our consolidated sales. Information regarding sales to customers by geographic area for the three- and nine- month periods ended December 31 is as follows:

			All Other
	United	United	Foreign
	States	Kingdom	Countries	Consolidated
Three months ended December 31, 2010	$2,010,062	$379,356	$1,102,649	$3,492,067

Three months ended December 31, 2009	$1,514,489	$372,701	$1,180,952	$3,068,142

Nine Months Ended December 31, 2010	$5,475,888	$1,115,749	$3,180,752	$9,772,389

Nine Months Ended December 31, 2009	$4,477,944	$1,156,412	$3,246,190	$8,880,546
Information regarding location of our long-lived assets by geographic area at December 31, 2010 is as follows:

United	United	The
States	Kingdom	Netherlands	Consolidated
$473,102	$2,282	$657,795	$1,133,179
Accounting policies of the operations in the various geographic areas are the same as those described in Note 1. Sales attributed to each geographic area are net of intercompany sales. No single customer represents 10% or more of our consolidated net sales. Long-lived assets consist of property and equipment.
17. Income Tax Expense

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
During the three months ended December 31, 2010 and 2009, we recorded income tax expense of approximately $9,000 and $6,000, respectively, for foreign income taxes, and for required minimum payments for U.S. income taxes. During the nine months ended December 31, 2010 and 2009, we recorded income tax expense of approximately $28,000 and $29,000, respectively.
On December 31, 2010 we had a deferred tax asset of $113,000. We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences.
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
Under our accounting policies, we recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.
The tax returns for fiscal years ended March 31, 2008 through March 31, 2010 remain open to examination by the Internal Revenue Service and tax returns for fiscal years ended March 31, 2007 through March 31, 2010 remain open to examination by various state taxing jurisdictions to which we are subject. In addition, we are subject to examination by certain foreign taxing authorities for which the fiscal years 2008 through 2010 remain open for examination.
18. Recently Issued Accounting Standards
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2010-06, “Fair Value Measurements and Disclosures : Improving Disclosures about Fair Value Measurements” (ASU 2010-06). This update provides amendments to ASC 820-10 that require new disclosures and clarify existing disclosures. Part of the ASU was effective for the fourth quarter of our fiscal 2010. The adoption did not have an impact on our financial position or results of operations. The disclosures about purchase, sales, issuances, and settlements in the roll forward of activity in level 3 fair value measurements become effective starting our fourth quarter of fiscal 2011. We do not anticipate adoption to have an impact on our financial position or results of operations.
19. Subsequent events
We evaluated all subsequent events to ensure that we have included in this Form 10-Q appropriate disclosure of events both recognized in the financial statements as of December 31, 2010 and events which occurred subsequent to December 31, 2010 but were not recognized in the financial statements.
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
We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty. These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2010. Based upon our review, we have determined that these policies remain our most critical accounting policies for the nine-month period ended December 31, 2010, and we have made no changes to these policies during fiscal 2011.
Overview
We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions. Our primary focus is on two products: the Urgent® PC Neuromodulation System, which we believe is the only FDA-cleared minimally invasive, office-based neuromodulation therapy for the treatment of urinary urgency, urinary frequency, and urge incontinence — symptoms often associated with overactive bladder (OAB); and Macroplastique®, a minimally invasive, soft-tissue urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to intrinsic sphincter deficiency. Outside of the U.S., our Urgent PC is also approved for treatment of fecal incontinence, and our soft tissue bulking agent is also approved for treatment of male incontinence and vesicoureteral reflux.
Our sales growth during fiscal 2007 and 2008 was largely attributable to rapid market acceptance of our Urgent PC product in the U.S. However, our sales performance in the U.S. was impacted by the American Medical Association’s (AMA) advice to the medical community, during our first fiscal quarter of 2009, that the previously recommended unique, listed Current Procedure Technology (CPT) code for reimbursement for Percutaneous Tibial Nerve Stimulation (PTNS) treatments using our Urgent PC be replaced with an unlisted code. As a result, some third-party insurers delayed or denied reimbursement while other third party payers continued to provide reimbursement for PTNS treatments under published positive coverage policy or on a case-by-case basis, and our Urgent PC sales in the U.S. declined from a peak of about $2 million in the first fiscal quarter of 2009 to a range of $0.9 million to $1million per quarter thereafter.
A major part of our strategy to reverse this trend, supported by publication of clinical studies in peer-reviewed journals in the U.S., was to obtain a unique, listed category I CPT code for PTNS treatments, which was granted to us by the AMA and becomes effective in January 2011. Additionally, in order for our business to grow, we will need to expand third-party reimbursement coverage for PTNS treatments. Our initial focus for expanding reimbursement coverage is on Medicare carriers, but we also expect to target selected private payers. Accordingly, we instituted a comprehensive program designed to educate Medicare carriers and private payer medical directors about the benefits and clinical study results of PTNS treatments using Urgent PC that we anticipate will help us secure reimbursement coverage.
As of January 2011, we have information that nine regional Medicare carriers representing 29 states, with approximately 28 million covered lives, have indicated they will provide insurance coverage for PTNS treatments, and one regional Medicare carrier representing five states, with approximately two million covered lives, has indicated they will cover on a case-by-case basis. Three regional Medicare carriers representing 16 states, with approximately 17 million covered lives, continue to decline reimbursement coverage for PTNS treatments. We are working to change the case-by-case coverage to routine coverage and to have the decision to deny coverage be reversed. Our plans are to meet with the Medical directors of these respective carriers to present additional data that we believe justifies a change in their coverage decision and, if need be, initiate a formal appeal process. We do not anticipate this process to be completed in our current fiscal year and cannot be assured that we will be successful in causing the carriers to change their decisions.
We believe the availability of a unique, listed Category I CPT code for PTNS treatments will encourage broader use of our Urgent PC product, but there is no assurance that additional payers will agree to create coverage policies. Further, we cannot be certain that the reimbursement payments the physicians receive from private payers or under Medicare for PTNS treatments will be adequate to justify the cost of our product.
In anticipation of increased interest in our Urgent PC after the new CPT code is effective, we have expanded our U.S. field sales and support organization. On December 31, 2010, we had 31 employed sales representatives and 2 independent manufacturer’s representatives, up from 19 employed sales representative and 4 independent manufacturer’s representatives on September 30, 2010. Our employed sales representatives generated approximately 89% of our U.S. sales in the third quarter of fiscal 2011. We expect our employed sales representatives to generate a greater portion of our sales in the future. We anticipate we will continue to expand our U.S. field sales organization in the future, depending upon the potential market acceptance of our Urgent PC.
To assist with the funding of these increased sales expenses and working capital, we completed a public offering of 4.6 million shares of our common stock at $3.50 per share in July 2010, generating gross proceeds of $16.1 million, and net proceeds, after fees and expenses, of approximately $14.9 million.
Results of Operations
Three and nine months ended December 31, 2010 compared to three and nine months ended December 31, 2009
Net Sales: During the three months ended December 31, 2010, net sales of $3.5 million represented a $424,000, or a 14% increase, over net sales of $3.1 million for the three months ended December 31, 2009. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 17%. During the nine months ended December 31, 2010, net sales of $9.8 million represented an increase of $892,000, or 10%, over net sales of $8.9 million for the nine months ended December 31, 2009. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 14%.
Sales to customers in the U.S. of $2.0 million during the three months ended December 31, 2010, represented an increase of $496,000, or 33%, over net sales of $1.5 million for the three months ended December 31, 2009. During the nine months ended December 31, 2010 sales to customer in the U.S. totaled $5.5 million, representing a 22% increase, over net sales of $4.5 million for the nine months ended December 31, 2009.
Sales in the U.S. of our Urgent PC product, increased 10% to $1.0 million for three months ended December 31, 2010, from $934,000 for the same year-ago period, and for the nine months ended December 31, 2010 increased 1% to approximately $3 million. Sales of our Urgent PC system have declined from a peak of about $2.0 million in the first fiscal quarter of 2009 to approximately $.9 million to $1 million per quarter thereafter because of the reimbursement-related issues noted previously.
In the third quarter ended December 31, 2010 in the U.S., we sold 1,379 Urgent PC lead set boxes to 236 customers compared to 1,355 boxes to 185 customers in the second quarter ended September 30, 2010. We saw an increase in the number of customers in the third quarter, particularly in late December, as customers have started to ramp-up their practice in light of the decision by several Medicare carriers to cover PTNS treatments.
Sales in the U.S. of our Macroplastique product, increased 64% to $925,000 for the three months ended December 31, 2010, from $565,000 for the same year-ago period, and for the nine months ended December 31, 2010 increased 60% to $2.4 million from $1.5 million for the same year-ago period. Sales of our Macroplastique product increased over the corresponding year-ago period because of our increased sales and marketing focus of this product.
Sales to customers outside the U.S. for the three months ended December 31, 2010 and 2009 were $1.5 million and $1.6 million, respectively, a decrease of 5%. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 2%. For the nine months ended December 31, 2010 and 2009 sales were $4.3 million and $4.4 million, respectively, a decrease of 2%. Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 5%.

Gross Profit: Gross profit was $2.9 million and $2.6 million for the three months ended December 31, 2010 and 2009, respectively, or 83% and 84% of net sales, respectively. Gross profit was $8.1 million and $7.3 million for the nine months ended December 31, 2010 and 2009, respectively, or 83% and 82% of net sales, respectively. We attribute the slight decline in the gross profit percentage for the three months December 31, 2010 primarily to the negative impact of changes in the currency exchange rates from our foreign currency-denominated sales, offset partially by the favorable impact of increase in manufacturing capacity utilization. We attribute the slightly higher gross profit percentage for the nine months ended December 31, 2010 primarily to the favorable impact of an increase in manufacturing capacity utilization as a result of the increased sales. This favorable impact was offset partially by the negative impact of the additional costs associated with the sourcing of our Urgent PC lead sets from a secondary supplier for part of our first and second quarter of fiscal year 2011. We estimate this negative impact to be approximately one percentage point in the nine-month period ended December 31, 2010.
General and Administrative Expenses (G&A): G&A expenses of $861,000 during the three months ended December 31, 2010, increased $221,000 from $640,000 during the same period in 2009. Included in the three-month period ended December 31, 2010 is a $100,000 non-cash, share-based compensation expense, compared with a similar charge of $25,000 in the three-month period ended December 31, 2009. Excluding share-based compensation charges, G&A expenses increased by $147,000, primarily because of a $44,000 increase in investor relations and related travel expenses, and a recovery of $48,000 in fiscal 2010 of previously recorded bad debt expense. G&A expenses of $2.6 million during the nine months ended December 31, 2010, increased $408,000 from $2.2 million during the same period in 2009. G&A expenses increased primarily because of a $137,000 increase in compensation and bonus costs, a $156,000 increase in investors relations and related travel expenses, a $29,000 increase in legal fees, and a recovery of $48,000 in fiscal 2010 of previously recorded bad debt expense.
Research and Development Expenses (R&D): R&D expenses increased to $424,000 during the three months ended December 31, 2010 from $401,000 during the same period in 2009. The increase is attributed primarily to an increase in product design and regulatory expenses. R&D expenses decreased to $1.3 million during the nine months ended December 31, 2010 from $1.4 million during the same period in 2009. Included in the nine-month period ended December 31, 2010 is a $20,000 non-cash, share-based compensation expense, compared with a similar charge of $42,000 in the nine-month period ended December 31, 2009. Excluding share-based compensation charges, R&D expenses decreased by $47,000. The decrease is attributed primarily to a $131,000 decrease in spending for clinical studies, offset partially by an increase of $28,000 in compensation and bonus costs, and an increase of $53,000 in product design and regulatory costs. We expect to spend a total of approximately $350,000 in fiscal 2011 for ongoing clinical studies to support marketing efforts and to meet regulatory requirements.
Selling and Marketing Expenses (S&M): S&M expenses of $2.9 million during the three months ended December 31, 2010, increased $1.2 million from $1.7 million during the same period in 2009. S&M expenses during the three months ended December 31, 2010, increased primarily because of a $654,000 increase in compensation costs as a result of the increase in our U.S. field sales organization, an increase in travel expense of $184,000, an increase in commission expenses of $125,000, an increase in consulting expense of $101,000, and an increase of $76,000 related to marketing activities. S&M expenses of $6.9 million during the nine months ended December 31, 2010, increased $1.2 million from $5.7 million during the same period in 2009. S&M expenses during the nine months ended December 31, 2010, increased primarily because of a $725,000 increase in compensation costs as a result of the increase in our U.S. field sales organization, an increase in travel expense of $226,000, and an increase in commission expenses of $226,000. In anticipation of increased interest in our Urgent PC after the new CPT code is effective in January 2011, we expanded our U.S. field sales and support organization in our third quarter. Accordingly, we incurred increased S&M expenses during the third quarter and expect to incur increased expenses during the remaining three months of our current fiscal year.
Amortization of Intangibles: Amortization of intangibles was $211,000 for the three months ended December 31, 2010 and 2009, and was $633,000 and $635,000 for the nine months ended December 31, 2010 and 2009, respectively. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million, which we are amortizing over six years.
Other Income (Expense): Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses and other non-operating costs when incurred. Net other income was $21,000 and $12,000 for the three months ended December 31, 2010 and 2009, respectively, and was $61,000 and $43,000 for the nine months ended December 31, 2010 and 2009, respectively.
We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries. We recognized foreign currency exchange gain of $1,000 and foreign currency exchange loss of $8,000 for the three months ended December 31, 2010 and 2009, respectively, and foreign currency exchange gain of $13,000 and foreign currency exchange loss of $23,000 for the nine months ended December 31, 2010 and 2009, respectively.
Income Tax Expense: During the three months ended December 31, 2010 and 2009, we recorded income tax expense of $9,000 and $6,000, respectively, and $28,000 and $29,000 for the nine months ended December 31, 2010 and 2009, respectively.
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
Our non-GAAP operating loss during the three months ended December 31, 2010 and 2009 was approximately $1,059,000 and $42,000, respectively. Our non-GAAP operating loss during the nine months ended December 31, 2010 and 2009 was approximately $2.2 million and $1.4 million, respectively.

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2010	2009	2010	2009
Gross Profit
GAAP gross profit	$2,887,501	$2,562,743	$8,062,658	$7,288,103
% of sales	83%	84%	83%	82%
Share-based compensation	4,184	4,771	12,851	23,218
Depreciation expense	12,007	14,481	43,470	42,780

Non-GAAP gross profit	2,903,692	2,581,995	8,118,979	7,354,101

Operating Expenses
GAAP operating expenses	4,367,491	2,955,178	11,415,209	9,929,140
Share-based compensation	135,947	60,351	275,971	333,365
Depreciation expense	57,745	59,462	172,407	175,085
Amortization expense	211,057	211,189	632,508	634,505

Non-GAAP operating expenses	3,962,742	2,624,176	10,334,323	8,786,185

Operating Loss
GAAP operating loss	(1,479,990)	(392,435)	(3,352,551)	(2,641,037)
Share-based compensation	140,131	65,122	288,822	356,583
Depreciation expense	69,752	73,943	215,877	217,865
Amortization expense	211,057	211,189	632,508	634,505

Non-GAAP operating loss	($1,059,050)	($42,181)	($2,215,344)	($1,432,084)

Liquidity and Capital Resources
Cash Flows.
At December 31, 2010, our cash and cash equivalents and short-term investments balances totaled $14.8 million. Our long-term investments at December 31, 2010 were $6.0 million.
At December 31, 2010, we had working capital of approximately $15.0 million. For the nine months ended December 31, 2010, we used $2.2 million of cash in operating activities, compared to $1.9 million of cash used in the same period a year ago. We attribute the increase in cash used in operating activities primarily to the increase in the operating loss, an increase in inventories and receivables due to the increase in sales, offset partially by an increase in accrued liabilities, primarily related to accruals of compensation-related expenses.
For the nine months ended December 31, 2010, we used $129,000 in investing activities to purchase property, plant and equipment compared with approximately $70,000 for the same period a year ago.
For the nine months ended December 31, 2010 we generated proceeds from financing activities of approximately $17.4 million, consisting of approximately $14.9 million net proceeds from the offering of our common stock and approximately $2.5 million from the exercise of warrants and options. In July 2010, in a public offering of our common stock, we issued 4.6 million shares (inclusive of the over-allotment exercised by the underwriters) at $3.50 per share, for gross proceeds of $16.1 million, and net proceeds, after fees and expenses, of approximately $14.9 million. We anticipate using the proceeds to expand our U.S. sales and marketing organization to support our Urgent PC business and for clinical studies, working capital and general corporate purposes. In anticipation of increased interest in our Urgent PC after the new CPT code is effective, we have already started to expand our U.S. field sales and support organization.
Sources of Liquidity.
Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $663,000) credit line secured by our facility in Geleen, The Netherlands. The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.250% base rate on December 31, 2010), subject to a minimum interest rate of 3.50% per annum. We had no borrowings outstanding on this credit line at December 31, 2010.
We believe we have sufficient liquidity to meet our needs for beyond the next twelve months. Although we have historically not generated cash from operations because we have yet to achieve profitability, we anticipate that we will become profitable and generate excess cash from operations prior to the full use of the current available cash and investments. To achieve this however, we must generate substantially more revenue than we have this year or in prior years.
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
Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None during the quarter ended December 31, 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
We issued our earnings release with respect to the quarter ended December 31, 2010 on January 27, 2011. A copy of that earnings release is furnished (but not filed) as an exhibit to this Quarterly Report on Form 10-Q.
ITEM 6. EXHIBITS
Exhibits
31.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)
99.1 Press Release dated January 27, 2011

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.
Date: January 27, 2011	By:	/s/ DAVID B. KAYSEN
David B. Kaysen
President and Chief Executive Officer

Date: January 27, 2011	By:	/s/ MAHEDI A. JIWANI
Mahedi A. Jiwani
Chief Financial Officer