Form 10-K/A
period 2010-03-31
UROPLASTY INC
filed 2011-02-22
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2

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
Documents Incorporated By Reference: None
     Explanatory Note: This Form 10-K/A is filed solely to correct errors in the date of the referenced Form 10-K contained in the certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to Amendment No. 1 to the Form 10-K for the year ended March 31, 2010, as filed June 18, 2010.

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

(a) Documents filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

2. Financial Statement Schedules:

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	charged to		Effects of foreign	Balance at
	beginning of	costs and	Written off,	currency	end of fiscal
	fiscal year	expenses	less recoveries	fluctuations	year

Allowance for doubtful accounts and sales returns

Fiscal year ended March 31, 2010	$177,000	$19,000	$(126,000)	$8,000	$78,000

Fiscal year ended March 31, 2009	$82,000	$341,000	$(245,000)	$(1,000)	$177,000

3. Exhibits

(a) Exhibits incorporated by reference.

Number		Description

3.1		Amended & Restated By Laws of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed dated November 20, 2009)
3.2		Restated Articles of Incorporation of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed October 18, 2007 (File No. 333-146787))
10.1		Settlement Agreement and Release dated November 30, 1993 by and between Bioplasty, Inc., Bio-Manufacturing, Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A. Beisang III, MD and Robert A. Ersek, MD (Incorporated by reference to Exhibit 6.1 to Registrant’s Registration Statement on Form 10SB filed July 10, 1996)
10	.2*	Employment Agreement between Uroplasty, Inc. and Susan Holman dated December 7, 1999. (Incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-KSB for the year ended March 31, 2000 filed June 26, 2000)*
10	.3*	Employment Agreement between Uroplasty, Inc. and Larry Heinemann dated December 7, 1999. (Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-KSB for the year ended March 31, 2000, filed June 26, 2000)*

Number		Description

10.4		Agreement, dated October 14, 1998, by and between Uroplasty, Inc. and Samir M. Henalla (pertaining to Macroplastique Implantation System). (Incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-KSB/A for the year ended March 31, 2001, filed March 27, 2002)
10	.5*	2002 Employee Stock Option Plan (Incorporated by reference to the copy filed as Appendix B to the Proxy Statement filed with the SEC on August 1, 2002)*
10	.6*	Employment Agreement between Uroplasty, Inc. and Mr. Marc Herregraven dated November 15, 2002. (Incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-KSB for the year ended March 31, 2003, filed May 20, 2003)
10	.7*	Employment Agreement between Uroplasty, Inc. and Mahedi A. Jiwani dated November 14, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-QSB filed November 14, 2005)
10	.8*	Employment Agreement between Uroplasty, Inc. and David B. Kaysen dated May 17, 2006 (Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-KSB filed June 29, 2006)
10	.9*	2006 Amended Stock and Incentive Plan (Incorporated by reference to the copy attached as Appendix A to the Company’s Definitive Proxy Statement filed on July 25, 2008)
10.10		Lease Agreement between Uroplasty, Inc. and Liberty Property Limited Partnership dated January 20, 2006 (Incorporated by reference to Exhibit 10.25 to Registrant’s Form 8-K filed January 24, 2006)
10.11		Form of Selling Agent’s warrant (Incorporated by reference to Exhibit 4.3 to Registrant’s Form SB-2/A 1 filed November 27, 2006 (File No. 333-138267))
10.12		Form of Registration Rights Agreement dated as of August 7, 2006, by and among Uroplasty, Inc., and the investors identified named therein (Incorporated by reference to Exhibit 10.34 to Registrant’s Form 8-K filed August 8, 2006)
10.13		Form of Warrant dated August 7, 2006 (Incorporated by reference to Exhibit 10.33 to Registrant’s From 8-K filed August 8, 2006)
10.14		Form of Purchase Agreement, dated as of March 15, 2007, by and between Uroplasty, Inc. and CystoMedix, Inc. (Incorporated by reference to Exhibit 10.36 to Registrant’s Form 8-K filed March 20, 2007
10.15		Business Loan Agreement and related Promissory Note dated October 30, 2009 with Venture Bank (Incorporated by reference to Exhibit 10.17 to Registrant’s Form 10-Q filed November 2, 2009)
13		Financial Statements (Filed with the first filing of this Form 10-K on May 28, 2010)
14.1		Revised Code of Ethics titled Code of Business Conduct and Ethics for Directors, Officers and Employees (Incorporated by reference to Exhibit 14.1 to Registrant’s Form 8-K filed April 12, 2007)
21.0		List of Subsidiaries (Filed with the first filing of this Form 10-K on May 28, 2010)
23.1		Consent of Independent Registered Public Accounting Firm — Grant Thornton LLP (Filed with the first filing of this Form 10-K on May 28, 2010)
24.1		Power of Attorney (Filed with the first filing of this Form 10-K on May 28, 2010)

*	Management contract, compensation plan or arrangement

(b) Exhibits filed herewith.

Number	Description

31	Certifications by the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications by the CEO and CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 22, 2011	UROPLASTY, INC.
	By	/s/ David B. Kaysen
David B. Kaysen
President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title / Capacity

/s/ David B. Kaysen David B. Kaysen	President, Chief Executive Officer and Director (Principal Executive Officer)	Dated: February 22, 2011

/s/ Mahedi A. Jiwani Mahedi A. Jiwani	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Dated: February 22, 2011

R. Patrick Maxwell*	Chairman of the Board of Directors

Thomas E. Jamison*	Director

Lee A. Jones*	Director

James P. Stauner *	Director

Sven A. Wehrwein*	Director

*By	/s/ Mahedi A. Jiwani Mahedi A. Jiwani, Attorney in Fact	Dated: February 22, 2011