Form 10-Q
period 2011-06-30
UROPLASTY INC
filed 2011-07-28
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2011
☐ Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from ______ to _______.

Commission File No. 001-32632

UROPLASTY, INC.
(Exact name of registrant as specified in its Charter)

Minnesota, U.S.A. (State or other jurisdiction of incorporation or organization)	41-1719250 (I.R.S. Employer Identification No.)

5420 Feltl Road Minnetonka, Minnesota, 55343 (Address of principal executive offices) (952) 426-6140 (Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒
As of July 25, 2011 the registrant had 20,752,282 shares of common stock outstanding.

INDEX

UROPLASTY INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	March 31, 2011

Assets

Current assets:
Cash and cash equivalents	$5,160,941	$6,063,573
Short-term investments	8,889,719	8,020,577
Accounts receivable, net	2,032,268	2,085,262
Inventories	714,089	677,960
Other	445,662	348,100
Total current assets	17,242,679	17,195,472

Property, plant, and equipment, net	1,228,182	1,210,542

Intangible assets, net	1,523,226	1,725,136

Long-term investments	4,229,328	5,508,701

Deferred tax assets	90,296	87,031

Total assets	$24,313,711	$25,726,882

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	March 31, 2011

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$564,957	$658,107
Current portion – deferred rent	35,000	35,000
Income tax payable	13,473	6,901
Accrued liabilities:
Compensation	1,169,252	1,597,657
Other	344,863	247,451

Total current liabilities	2,127,545	2,545,116

Deferred rent – less current portion	68,465	77,272
Accrued pension liability	525,907	475,845

Total liabilities	2,721,917	3,098,233

Commitments and Contingencies	—	—

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 20,752,282 and 20,664,332 shares issued and outstanding at June 30, 2011 and March 31, 2011, respectively	207,523	206,643
Additional paid-in capital	54,271,839	54,014,368
Accumulated deficit	(32,596,771)	(31,265,464)
Accumulated other comprehensive loss	(290,797)	(326,898)

Total shareholders’ equity	21,591,794	22,628,649

Total liabilities and shareholders’ equity	$24,313,711	$25,726,882

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30
	2011	2010

Net sales	$4,653,123	$3,035,499
Cost of goods sold	709,566	510,696

Gross profit	3,943,557	2,524,803

Operating expenses
General and administrative	1,021,858	850,509
Research and development	455,760	400,629
Selling and marketing	3,594,142	1,988,526
Amortization	212,315	210,768
	5,284,075	3,450,432

Operating loss	(1,340,518)	(925,629)

Other income (expense)
Interest income	17,834	13,628
Interest expense	—	(1,947)
Foreign currency exchange gain	5,308	1,790
	23,142	13,471

Loss before income taxes	(1,317,376)	(912,158)

Income tax expense	13,931	17,150

Net loss	$(1,331,307)	$(929,308)

Basic and diluted loss per common share	$(0.06)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	20,629,000	15,307,000

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’EQUITY AND COMPREHENSIVE LOSS

Three Months Ended June 30, 2011
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Gain (Loss)	Equity

Balance at March 31, 2011	20,664,332	$206,643	$54,014,368	$(31,265,464)	$(326,898)	$22,628,649

Share-based consulting and compensation	31,450	315	131,486	—	—	131,801

Proceeds from exercise of stock options	56,500	565	125,985	—	—	126,550

Comprehensive gain (loss)	—	—	—	(1,331,307)	36,101	(1,295,206)

Balance at June 30, 2011	20,752,282	$207,523	$54,271,839	$(32,596,771)	$(290,797)	$21,591,794

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended
	June 30
	2011	2010
Cash flows from operating activities:
Net loss	$(1,331,307)	$(929,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	274,102	284,053
Loss on disposal of equipment	5,996	192
Amortization of premium on marketable securities	11,656	—
Share-based consulting expense	1,449	6,664
Share-based compensation expense	130,352	69,603
Deferred income taxes	(1,462)	(2,147)
Deferred rent	(8,807)	(8,807)
Changes in operating assets and liabilities:
Accounts receivable, net	68,193	18,935
Inventories	(35,090)	(127,155)
Other current assets	(96,533)	(76,681)
Accounts payable	(94,797)	90,699
Accrued liabilities	(329,364)	(7,086)
Accrued pension liability, net	42,082	37,788
Net cash used in operating activities	(1,363,530)	(643,250)

Cash flows from investing activities:
Proceeds from maturity of marketable securities	4,250,059	500,000
Purchases of marketable securities	(3,840,016)	(3,000,000)
Purchases of property, plant and equipment	(71,865)	(40,519)
Purchase of intangible assets	(10,405)	—
Proceeds from sale of property, plant and equipment	1,000	—
Net cash provided by (used in) investing activities	328,773	(2,540,519)

Cash flows from financing activities:
Net proceeds from exercise of warrants and options	126,550	2,211,250
Net cash provided by financing activities	126,550	2,211,250

Effect of exchange rate changes on cash and cash equivalents	5,575	(29,969)

Net decrease in cash and cash equivalents	(902,632)	(1,002,488)

Cash and cash equivalents at beginning of period	6,063,573	2,311,269

Cash and cash equivalents at end of period	$5,160,941	$1,308,781

Supplemental disclosure of cash flow information:
Cash (paid) received during the period for income taxes	$(8,968)	$8,034

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

We have prepared our condensed consolidated financial statements included in this Form 10-Q, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information not misleading.  The consolidated results of operations for any interim period are not necessarily indicative of results for a full year.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2011.

The condensed consolidated financial statements presented herein as of June 30, 2011 and for the three month periods ended June 30, 2011 and 2010 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2011.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the three months ended June 30, 2011 and we have made no changes to these policies during fiscal 2012.

2. Cash Equivalents and Marketable Securities

We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  We classify marketable securities having original maturities of one year or less, but more than three months, as short-term investments and marketable securities with maturities of more than one year as long-term investments.  We further classify marketable securities as either held-to-maturity or available-for-sale.  We classify marketable securities as held-to-maturity when we believe we have the ability and intent to hold such securities to their scheduled maturity dates.  All other marketable securities are classified as available-for-sale.  We have not designated any of our marketable securities as trading securities.

We carry held-to-maturity marketable securities at their amortized cost and available-for-sale marketable securities at their fair value and report any unrealized appreciation or depreciation in the fair value of available-for-sale marketable securities in accumulated other comprehensive income.  We monitor our investment portfolio for any decline in fair value that is other-than-temporary and record any such impairment as an impairment loss.  We recorded no impairment losses for other-than-temporary declines in the fair value of marketable securities for the three months ended June 30, 2011 and 2010.

Cash and cash equivalents include highly liquid money market funds of $4.9 million and $5.8 million as of June 30, 2011 and March 31, 2011, respectively.  Money market funds present negligible risk of changes in value due to changes in interest rates, and their cost approximates their fair market value.

Short-term and long-term investments include held-to-maturity certificates of deposit with maturities of six to twenty-four months of $5.8 million and $3.5 million as of June 30, 2011 and March 31, 2011, respectively.  Due to the negligible risk of changes in value due to changes in interest rates and the short-term nature of these investments, their cost approximates their fair market value.

The amortized cost and fair value of our marketable securities classified as available-for-sale are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2011
Short-term investments:
U.S. Government and Agency debt securities	$4,009,000	$1,000	$—	$4,010,000
Long-term investments:
U.S. Government and Agency debt securities	3,268,000	1,000	—	3,269,000

Total	$7,277,000	$2,000	$—	$7,279,000

March 31, 2011
Short-term investments:
U.S. Government and Agency debt securities	$4,520,000	$1,000	$—	$4,521,000

Long-term investments:
U.S. Government and Agency debt securities	5,518,000	—	10,000	5,508,000

Total	$10,038,000	$1,000	$10,000	$10,029,000

All our available-for-sale marketable securities mature within two years from the date of purchase.

3. Fair Value Measurements

Estimates of fair value for financial assets and liabilities are based on the framework established in the accounting guidance for fair value measurements.  The framework defines fair value, provides guidance for measuring fair value and requires certain disclosures.  The framework prioritizes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The following three broad levels of inputs may be used to measure fair value under the fair value hierarchy:

●	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

●
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●
Level 3: Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

If the inputs used to measure the financial assets and liabilities fall within more than one of the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The following table provides the assets carried at fair value measured on a recurring basis.

Asset Class	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2011
Short-term investments:
U.S. Government and Agency debt securities	$4,010,000	$—	$4,010,000	$—
Long-term investments:
U.S. Government and Agency debt securities	3,269,000	—	3,269,000	—

March 31, 2011
Short-term investments:
U.S. Government and Agency debt securities	$4,521,000	$—	$4,521,000	$—
Long-term investments:
U.S. Government and Agency debt securities	5,508,000	—	5,508,000	—

U.S. Government and U.S. Government Agency debt securities.  Our debt securities consist of bonds, notes and treasury bills with risk ratings of AAA/Aaa and maturity dates within two years from date of purchase.  The estimated fair value of these securities represent valuations provided by external investment managers.

Measurements to fair value on a nonrecurring basis relate primarily to our tangible fixed assets and other intangible assets and occur when the derived fair value is below carrying value on our condensed consolidated balance sheet.  We had no significant remeasurements of such assets or liabilities to fair value during the three months ended June 30, 2011 and March 31, 2011.

Our financial instruments, other than those presented in the disclosures above, include cash, receivables, inventories, accounts payable and other payables, and their carrying values approximate their fair values based of the short-term nature of these instruments.

4. Accounts Receivable

We grant credit to our customers in the normal course of business and, generally, do not require collateral or any other security to support amounts due.  If necessary, we have an outside party assist us with performing credit and reference checks and establishing credit limits for the customer.  Accounts outstanding longer than the contractual payment terms, are considered past due.  We carry our accounts receivable at the original invoice amount less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts.  We determine the allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivables are past due, customer financial condition and ability to pay the obligation, historical and expected credit loss experience, and the condition of the general economy and the industry as a whole.  We write off accounts receivable when deemed uncollectible.  We record recoveries of accounts receivable previously written off when received.  We are not always able to timely anticipate changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances.  Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience.  Historically, the accounts receivable balances we have written off have generally been within our expectations.  The allowance for doubtful accounts was $6,000 and $11,000 at June 30, 2011 and March 31, 2011, respectively.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories consist of the following:

	June 30, 2011	March 31, 2011

Raw materials	$147,000	$233,000
Work-in-process	45,000	9,000
Finished goods	522,000	436,000

	$714,000	$678,000

6. Intangible Assets

Our intangible assets are comprised of patents which we amortize on a straight-line basis over their estimated useful lives of six years.

	Gross carrying amount	Accumulated amortization	Net value

June 30, 2011	$5,519,000	$3,996,000	$1,523,000

March 31, 2011	$5,508,000	$3,783,000	$1,725,000

At June 30, 2011, we estimate the following annual amortization for these assets in subsequent fiscal years:

Remainder of 2012	$637,000
2013	850,000
2014	12,000
2015	10,000
2016 and beyond	14,000

$1,523,000

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

8. Comprehensive Loss

Comprehensive loss includes our net loss, accumulated translation adjustment, unrealized loss on available for sale investments, and change in minimum pension obligation as follows:

	Three Months Ended
	June 30
	2011	2010

Net loss	$(1,331,000)	$(929,000)
Items of other comprehensive income (loss):
Translation adjustment	26,000	(133,000)
Unrealized gain on available for sale investments	11,000	—
Pension related	(1,000)	19,000

Comprehensive loss	$(1,295,000)	$(1,043,000)

Other accumulated comprehensive net loss at June 30, 2011 totaled $291,000 and consists of a $34,000 loss for accumulated translation adjustment, a $259,000 loss for accumulated additional pension liability, and a $2,000 unrealized gain on available for sale investments.

9. Net Loss per Common Share

The following unvested restricted stock and options outstanding at June 30, 2011 and 2010, to purchase shares of common stock, were excluded from diluted loss per common share because of their anti-dilutive effect:

	Number of unvested restricted stock and options	Range of exercise prices

June 30, 2011	2,159,000	$0.71 to $7.98
June 30, 2010	2,173,000	$0.71 to $5.19

10. Credit Facilities

Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $720,000 as of June 30, 2011) credit line.  The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.00% base rate on June 30, 2011), subject to a minimum interest rate of 3.50% per annum.   We had no borrowings outstanding on this credit line at June 30, 2011 and March 31, 2011.

11. Share-based Compensation

As of June 30, 2011, we had one active plan (2006 Amended Stock and Incentive Plan) for share-based compensation grants.  Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately.  Under this plan, we had reserved 2,700,000 shares of our common stock for share-based grants.  As of June 30, 2011, we had 1,192,000 shares remaining that were available for grant.  We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  Options granted under this plan generally expire over a period ranging from five to seven years from date of grant and vest at varying rates ranging up to three years.

We recognize share-based compensation expense in the statement of operations based on the fair value of the share-based payment over the requisite service period.  We incurred approximately $132,000 and $76,000 in share-based compensation expense (inclusive of $1,000 and $7,000, respectively, for option grants to consultants) for the three months ended June 30, 2011 and 2010, respectively.

We determined the fair value of our option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the three months ended June 30:

	2011	2010

Expected life in years	5.21	6.08
Risk-free interest rate	1.83%	2.38%
Expected volatility	90.35%	90.34%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$5.37	$3.69

The expected life selected for options granted during the quarter represents the period of time that we expect our options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant.  Expected volatilities are based upon historical volatility of our stock.  We estimate a forfeiture rate for stock awards of up to 13.0% based on our historical experience.

The following table summarizes the activity related to our stock options during the three months ended June 30, 2011:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at March 31, 2011	2,066,000	$3.39
Options granted	85,000	7.58
Options exercised	(57,000)	2.24		$324,000
Options surrendered	(6,000)	5.06

Outstanding at June 30, 2011	2,088,000	$3.59	3.58	$8,185,000

Exercisable at June 30, 2011	1,814,000	$3.26	3.15	$7,684,000

The total fair value of stock options vested during the three months ended June 30, 2011 and 2010 was $168,000 and $215,000 respectively.

Our 2006 Stock and Incentive Plan also allows for our Compensation Committee to grant other stock-based benefits, including restricted shares.  Restricted shares are subject to risk of forfeiture for termination of employment.  The forfeiture risk generally lapses over a period of four years.

The following table summarizes the activity related to our restricted shares during the three months ended June 30, 2011:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value
Balance at March 31, 2011	55,000	$4.96
Shares granted	31,000	7.98
Shares vested	(16,000)	5.00		$79,000

Balance at June 30, 2011	70,000	$6.30	1.77	$443,000

The aggregate intrinsic value represents the total pre-tax value of stock that holders would have received (based on the closing price of our Company’s common stock on the grant date) had all restricted stock vested and if we had issued common stock to the holders on the grant date.

As of June 30, 2011, we had approximately $1,302,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock options and restricted shares that we expect to recognize over a weighted-average period of approximately 2.6 years.

12. Savings and Retirement Plans

We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $66,000 and $0 for the three months ended June 30, 2011 and 2010, respectively.

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

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three month periods ended June 30:

	2011	2010

Gross service cost	$20,000	$23,000
Interest cost	31,000	28,000
Expected return on assets	(5,000)	(12,000)
Amortization	2,000	4,000
Net periodic retirement cost	$48,000	$43,000

Major assumptions used in the above calculations for the three month periods ended June 30 include:

	2011	2010

Discount rate	5.50-6.20%	4.70-5.50%
Expected return on assets	5.00-6.20%	4.70-5.00%
Expected rate of increase in future compensation:
General	3.00%	3.00%
Individual	0.00-3.00%	0.00-3.00%

Both the Netherlands and United Kingdom pension plans are in an underfunded position and the funded status of the plans is shown as accrued pension liability. We made aggregate contributions of approximately $6,000 and $5,000, respectively, during the three months ended June 30, 2011 and 2010 to the two defined benefit plans.

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

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries.  All intercompany balances are revolving in nature and we do not deem them to be long-term balances.  For the three months ended June 30, 2011 and 2010, we recognized foreign currency exchange gain of $5,000 and $2,000, respectively.

14. Business Segment Information

We aggregate our operating segments into one reportable segment in accordance with the objectives and principles of the applicable guidance.

Sales to customers outside the United States for the three months ended June 30, 2011 and 2010 represented 38% and 47%, respectively, of our consolidated sales.  Information regarding sales to customers by geographic area for the three-month periods ended June 30 is as follows:

	United States	United Kingdom	All Other Foreign Countries (1)	Consolidated

2011	$2,891,000	$422,000	$1,340,000	$4,653,000

2010	$1,622,000	$387,000	$1,026,000	$3,035,000

(1)	No country accounts for 10% or more of the consolidated sales

Information regarding geographic area long-lived assets is as follows:

	United States	United Kingdom	The Netherlands	Consolidated

June 30, 2011	$516,000	$2,000	$710,000	$1,228,000

Accounting policies of the operations in the various geographic areas are the same as those described in Note 1.  Sales attributed to each geographic area are net of intercompany sales.  No single customer represents 10% or more of our consolidated net sales.  Long-lived assets consist of property and equipment.

15. Income Tax Expense

As of March 31, 2011, we have generated U.S. net operating loss (NOL) carryforwards of approximately $27 million for U.S. income tax purposes, which expire in 2012 through 2031, and NOLs in the U.K. of approximately $174,000, which we can carry forward indefinitely.  U.S. NOL carryforwards cannot be used to offset taxable income in foreign jurisdictions.

In addition, future utilization of U.S. NOL carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code.  This section generally relates to a 50 percent change in ownership of a company over a three-year period.  We believe that the issuance of our common stock in the December 2006 public offering resulted in an “ownership change” under Section 382.  Accordingly, our ability to use NOL tax attributes generated prior to December 2006 is limited to approximately $750,000 per year.  We also believe that the issuance of our common stock in the July 2010 public offering resulted in an additional “ownership change” under Section 382.  Accordingly, our ability to use NOL tax attributes generated after December 2006 and prior to July 2010 is limited to approximately $2,350,000 per year.

We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets.  We have established a valuation allowance for all U.S. and certain foreign deferred tax assets due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets.

During the three months ended June 30, 2011 and 2010, we recorded income tax expense of approximately $14,000 and $17,000, respectively, for foreign income taxes, and for required minimum payments for U.S. income taxes.

On June 30, 2011 we had a deferred tax asset of $90,000 attributed to our Netherlands subsidiary. We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases.  We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences.

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

The tax returns for fiscal years ended March 31, 2009 through March 31, 2011 remain open to examination by the Internal Revenue Service and tax returns for fiscal years ended March 31, 2008 through March 31, 2011 remain open to examination by various state taxing jurisdictions to which we are subject.  In addition, we are subject to examination by certain foreign taxing authorities for which the fiscal years 2009 through 2011 remain open for examination.

16.  Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurements (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. We do not anticipate adoption to have an impact on our financial position or results of operations.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption will not have an impact on our financial position or results of operations.

17.  Subsequent events

We evaluated all subsequent events to ensure that we have included in this Form 10-Q appropriate disclosure of events both recognized in the financial statements as of June 30, 2011 and events which occurred subsequent to June 30, 2011 but were not recognized in the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We recommend that you read this Report on Form 10-Q in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2011.

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” relating to projections, plans, objectives, estimates, and other statements of future economic performance.  These forward-looking statements are subject to known and unknown risks and uncertainties relating to our future performance that may cause our actual results, performance, or achievements, or industry results, to differ materially from those expressed or implied in any such forward-looking statements.   Our business operates in highly competitive markets and our ability to achieve the results implied by our forward looking statements is subject to changes in general economic conditions, competition, reimbursement levels, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and in our Annual Report filed on Form 10-K for the year ended March 31, 2011.

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

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2011.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the three-month period ended June 30, 2011, and we have made no changes to these policies during fiscal 2012.

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

We believe physicians prefer our products because they offer effective therapies for the patient that can be administered in office- or outpatient surgical-based settings and, to the extent reimbursement is available, provide the physicians a sufficient revenue stream to justify the use of our products.  We believe patients prefer our products because they are minimally invasive treatment alternatives that do not have the side effects associated with pharmaceutical treatment options nor the morbidity associated with surgery.

Our sales during the past four years have been significantly influenced by the availability of third-party reimbursement for PTNS treatments.  Sales of our Urgent PC System grew rapidly during fiscal 2007 and 2008, with rapid market acceptance of PTNS treatments that were reimbursed under a listed Current Procedure Technology (CPT®) code. However, during the first quarter of our fiscal 2009 the American Medical Association (AMA) advised the medical community that the previously recommended listed CPT code for reimbursement for PTNS treatments be replaced with an unlisted CPT code.  As a result, many third-party insurers delayed or denied reimbursement for PTNS treatments, and sales of our Urgent PC System in the U.S. declined.

Subsequent to AMA’s advice to use an unlisted CPT code, we sponsored several clinical studies, and supported by publication of clinical studies in U.S. peer-reviewed journals, applied for, and the AMA granted us, a listed Category I CPT code for PTNS treatments, which became effective in January 2011, the fourth quarter of our fiscal 2011.  The AMA advised us of this decision prior to the effective date and we began to expand our sales organization in anticipation of increased reimbursement coverage. Our Urgent PC sales in the U.S. have now started to increase because of the increase in its adoption by the marketplace.

In order for our business to grow, we will need to continue to expand third-party reimbursement coverage for PTNS treatments.  Our initial focus for expanding reimbursement coverage has been on Medicare carriers, but we also continue to target selected private-payers.  Accordingly, to help us secure broader reimbursement coverage, we instituted a comprehensive program designed to educate Medicare carriers and private payer medical directors about the clinical effectiveness, cost effectiveness and patient benefits of PTNS treatments using our Urgent PC System.

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

In addition, as of July 2011, we estimate that private payers providing insurance to approximately 84 million lives have elected to provide coverage for PTNS treatments.  We are working with the Medical Directors of a number of other private payers to provide coverage for PTNS treatments.

In anticipation of increased interest in our Urgent PC System, we expanded our U.S. field sales and support organization in fiscal 2011 and plan to continue this expansion in fiscal 2012.  In fiscal 2011, we increased the number of employed sales representatives by 16 to 31, and anticipate adding 10 to 15 additional employed sales representatives in fiscal 2012.  On June 30, 2011, the end of the first quarter of fiscal 2012, we had 34 employed sales representatives, and two independent manufacturer’s representative.  Our employed sales representatives generated approximately 96% of our U.S. sales in the first quarter of fiscal 2012 compared with 87% in fiscal 2011.

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

Our net loss in the first quarter of fiscal 2012 increased over the corresponding year-ago quarter primarily because of the increased spending for our expanded sales and marketing organization.

Results of Operations

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Net Sales:  During the three months ended June 30, 2011, net sales of $4.7 million represented a $1.6 million, or a 53% increase, over net sales of $3.0 million for the three months ended June 30, 2010.  Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 47%.

Sales to customers in the U.S. of $2.9 million during the three months ended June 30, 2011, represented an increase of $1.3 million, or 78%, over net sales of $1.6 million for the three months ended June 30, 2010.

Sales in the U.S. of our Urgent PC product increased 72% to $1.5 million for three months ended June 30, 2011, from $897,000 for the same year-ago period.  Sales increased because adoption and usage of the Urgent PC increased with the assignment of a new listed Category I  CPT code effective January 2011 and expanded reimbursement coverage by third-party payors as well as the impact of our expanded direct sales organization.

In the U.S. in first quarter ended June 30, 2011 we sold 1,985 Urgent PC lead set boxes to 401 customers compared to 1,668 Urgent PC lead set boxes to 346 customers in the fourth quarter ended March 31, 2011 and 1,379 boxes to 236 customers in the third quarter ended December 31, 2010.  We have experienced an increase in the number of customers and sale of the lead sets over the past two fiscal quarters as customers continue to ramp-up their practice in light of the decision by several Medicare carriers and private payers to cover PTNS treatments.

Sales in the U.S. of our Macroplastique product, increased 82% to $1.3 million for the three months ended June 30, 2011, from $712,000 for the same year-ago period.  Sales of our Macroplastique product increased over the corresponding year-ago period because of our increased sales and marketing focus of this product and the discontinuation of a competing product.

Sales to customers outside the U.S. for the three months ended June 30, 2011 and 2010 were $1.8 million and $1.4 million, respectively, an increase of 25%.  Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 11%.  Sales for the three months ended June 30, 2011 include $437,000 of Urgent PC sales, which increased 65% from $265,000 for the same year-ago period.  Excluding the translation impact of fluctuations in foreign currency exchange rates, Urgent PC sales increased by approximately 47%.

Gross Profit:  Gross profit was $3.9 million and $2.5 million for the three months ended June 30, 2011 and 2010, respectively, or 85% and 83% of net sales, respectively.  We attribute the increase in the gross profit percentage for the three months June 30, 2011 primarily to the 0.6 percentage point favorable impact of increase in manufacturing capacity utilization, the 0.5 percentage point favorable impact of product mix, and the 0.7 percentage point favorable impact  of changes in the currency exchange rates from our foreign currency-denominated sales.

General and Administrative Expenses (G&A):  G&A expenses of $1.0 million during the three months ended June 30, 2011, increased $171,000 from $850,000 during the same period in 2010.  Included in the three-month period ended June 30, 2011 is $74,000 of non-cash, share-based compensation expense, compared with $25,000 in the three-month period ended June 30, 2010.  Excluding share-based compensation charges, G&A expenses increased by $122,000, primarily because of an increase in compensation costs and travel expenses.

Research and Development Expenses (R&D):  R&D expenses increased to $456,000 during the three months ended June 30, 2011 from $401,000 during the same period in 2010.  The increase is attributed primarily to a $28,000 increase in compensation costs partially due to an increase in personnel, and a $13,000 increase in travel expenses.

Selling and Marketing Expenses (S&M):  S&M expenses of $3.6 million during the three months ended June 30, 2011, increased $1.6 million from $2.0 million during the same period in 2010.  S&M expenses during the three months ended June 30, 2011, increased primarily because of a $1.0 million increase in compensation and commission costs as a result of the increase in our U.S. field sales organization, an increase in travel expense of $219,000, an increase in consulting expense of $92,000, and an increase of $188,000 related to marketing activities.  As a result of the increased interest in our Urgent PC after the new CPT code became effective in January 2011, we have expanded our U.S. field sales and support organization starting in our fiscal 2011 third quarter and continued with that expansion in our fiscal 2012 first quarter.  Accordingly, we incurred increased S&M expenses compared to the same period last year and expect to incur increased expenses during the next nine months of our current fiscal year as we continue to expand our field sales organization and support functions.

Amortization of Intangibles: Amortization of intangibles was $212,000 and $211,000 for the three months ended June 30, 2011 and 2010, respectively.  In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million, which we are amortizing over six years.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses and other non-operating costs when incurred.  Net other income was $23,000 and $13,000 for the three months ended June 30, 2011 and 2010, respectively.  Other income increased as a result of a $4,000 increase in interest income, a $4,000 increase in foreign currency exchange gain, and a $2,000 decrease in interest expense.

Income Tax Expense:  During the three months ended June 30, 2011 and 2010, we recorded income tax expense of $14,000 and $17,000, respectively.

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

Our non-GAAP operating loss during the three months ended June 30, 2011 and 2010 was approximately $934,000 and $566,000, respectively.

		Expense Adjustments
Three-Months Ended	GAAP	Share-based Compensation	Depreciation	Amortization	Non-GAAP
June 30, 2011
Gross Profit	$3,944,000	$5,000	$8,000		$3,957,000
% of sales	85%				85%
Operating Expenses
General and administrative	1,022,000	(74,000)	(40,000)		908,000
Research and development	456,000	(8,000)	(3,000)		445,000
Selling and marketing	3,594,000	(45,000)	(11,000)		3,538,000
Amortization	212,000			$(212,000)	—
	5,284,000	(127,000)	(54,000)	(212,000)	4,891,000

Operating Loss	$(1,340,000)	$132,000	$62,000	$212,000	$(934,000)

June 30, 2010
Gross Profit	$2,525,000	$4,000	$16,000		$2,545,000
% of sales	83%				84%
Operating Expenses
General and administrative	850,000	(25,000)	(38,000)		787,000
Research and development	401,000	(7,000)	(2,000)		392,000
Selling and marketing	1,989,000	(40,000)	(17,000)		1,932,000
Amortization	211,000			(211,000)	—
	3,451,000	(72,000)	(57,000)	(211,000)	3,111,000

Operating Loss	$(926,000)	$76,000	$73,000	$211,000	$(566,000)

Liquidity and Capital Resources

Cash Flows.

At June 30, 2011, our cash and cash equivalents and short-term investments balances totaled $14.1 million. Our long-term investments at June 30, 2011 were $4.2 million.

At June 30, 2011, we had working capital of approximately $15.1 million.  For the three months ended June 30, 2011, we used $1.4 million of cash in operating activities, compared to $643,000 of cash used in the same period a year ago. We attribute the increase in cash used in operating activities primarily to the increase in the operating loss, and a decrease in accrued liabilities, primarily related to payout of incentive compensation-related expenses.

For the three months ended June 30, 2011, we used $72,000 in investing activities to purchase property, plant and equipment compared with approximately $41,000 for the same period a year ago.

For the three months ended June 30, 2011 we generated proceeds of approximately $127,000 from the exercise of stock options, compared with approximately $2.2 million, primarily from the exercise of scheduled-to-expire warrants we had issued in previous financing transactions, for the same period a year ago.

Sources of Liquidity.

Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $720,000) credit line secured by our facility in Geleen, The Netherlands.  The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.00% base rate on June 30, 2011), subject to a minimum interest rate of 3.50% per annum.  We had no borrowings outstanding on this credit line at June 30, 2011.

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

Our ability to achieve significant revenue growth will depend, in large part, on our ability to achieve widespread market acceptance for our products and successfully expand our business in the U.S., which in turn may be partially dependent upon establishing broad reimbursement coverage for our Urgent PC product and successfully demonstrating the superiority of our Macroplastique product to clinicians.  We cannot guarantee that we will be entirely successful in either of these pursuits. If we fail to meet our projections of profitability and cash flow, or determine to use cash for matters we have not currently projected, we may need to again seek financing to meet our cash needs.  We cannot assure you that such financing, if needed, will be available to us on acceptable terms, or at all.

Commitments and Contingencies.

We discuss our commitments and contingencies in our Annual Report on Form 10-K for the year ended March 31, 2011.  There have been no significant changes in our commitments for capital expenditure and contractual obligations since March 31, 2011.

We expect to continue to incur costs for clinical studies to support our ongoing marketing efforts and to meet regulatory requirements.  We also expect to continue to incur significant expenses to support our U.S. sales and marketing organization, and for regulatory activities.

Payments of our contractual obligations as of March 31, 2011, consisting of royalties, purchase commitments, and operating leases, are summarized below:

	Payments Due by Period
	Total	Fiscal 2012	Fiscal 2013 and 2014	Fiscal 2015

Minimum royalty payments	$158,000	$41,000	$108,000	$9,000
Minimum purchase agreement	324,000	324,000	—	—
Operating lease commitments	461,000	133,000	315,000	13,000

Total contractual obligations	$943,000	$498,000	$423,000	$22,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business because of the global nature of our operations.  Our primary exchange rate exposures are with the Euro and the British pound.  The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfer of goods between our operations in the United States and abroad and transaction gains and losses.  A stronger dollar generally has a negative impact on results from operations outside the United States, while a weaker dollar generally has a positive effect because our products are currently manufactured or sourced primarily from the United States.

In addition to the direct financial impact, foreign currency exchange  has an indirect financial impact on our results, including the effect on sales volumes within local economies and the impact of any pricing actions we may take as a result of foreign exchange rate fluctuations.  When the U.S. dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases.  When the U.S. dollar strengthens against foreign currencies, the dollar value of sales denominated in foreign currencies decreases.  A hypothetical 10% change in the value of the U.S. dollar in relation to our foreign currency exposures would have had an impact of approximately $176,000 on our fiscal 2012 first quarter sales.  This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impacts on the related cost of sales and operating expenses in the applicable foreign currencies.

Interest Rate Risk

Our primary market risk with financial instruments results from fluctuations in interest rates.  Our cash is invested in bank deposits, certificate of deposits, money market funds, and U.S. Government and Agency debt securities denominated in U.S. dollars, Euros and British pounds.  These investments are subject to interest rate risk and their value could be adversely affected by movements in interest rates.

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

Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the quarter ended June 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

We issued our earnings release with respect to the quarter ended June 30, 2011 on July 28, 2011. A copy of that earnings release is furnished (but not filed) as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibits

10.1 Fiscal 2012 Management Incentive Plan

31.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)

99.1 Press Release dated July 28, 2011

101 Financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Income, (iii) the Condensed Consolidated Statement of Shareholders’ Equity, (iv) the Condensed Consolidated Statement of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.

Date: July 28, 2011	By: /s/ DAVID B. KAYSEN
David B. Kaysen
President and Chief Executive Officer

Date: July 28, 2011	By: /s/ MAHEDI A. JIWANI
Mahedi A. Jiwani
Chief Financial Officer