Form 10-Q
period 2011-09-30
UROPLASTY INC
filed 2011-10-27
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2011
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

As of October 25, 2011 the registrant had 20,806,032 shares of common stock outstanding.

INDEX

UROPLASTY INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	March 31, 2011

Assets

Current assets:
Cash and cash equivalents	$9,538,350	$6,063,573
Short-term investments	4,623,946	8,020,577
Accounts receivable, net	2,255,593	2,085,262
Inventories	738,534	677,960
Other	489,730	348,100
Total current assets	17,646,153	17,195,472

Property, plant, and equipment, net	1,160,008	1,210,542

Intangible assets, net	1,365,963	1,725,136

Long-term investments	3,160,300	5,508,701

Deferred tax assets	86,839	87,031

Total assets	$23,419,263	$25,726,882

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	March 31, 2011

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$626,650	$658,107
Current portion – deferred rent	35,000	35,000
Income tax payable	8,193	6,901
Accrued liabilities:
Compensation	1,479,377	1,597,657
Other	339,299	247,451

Total current liabilities	2,488,519	2,545,116

Deferred rent – less current portion	59,658	77,272
Accrued pension liability	396,379	475,845

Total liabilities	2,944,556	3,098,233

Commitments and Contingencies	-	-

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 20,806,032 and 20,664,332 shares issued and outstanding at September 30, 2011 and March 31, 2011, respectively	208,060	206,643
Additional paid-in capital	54,511,542	54,014,368
Accumulated deficit	(33,875,258)	(31,265,464)
Accumulated other comprehensive loss	(369,637)	(326,898)

Total shareholders’ equity	20,474,707	22,628,649

Total liabilities and shareholders’ equity	$23,419,263	$25,726,882

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2011	2010	2011	2010

Net sales	$4,967,621	$3,244,823	$9,620,743	$6,280,322
Cost of goods sold	759,336	594,469	1,468,901	1,105,165

Gross profit	4,208,285	2,650,354	8,151,842	5,175,157

Operating expenses
General and administrative	942,557	897,368	1,964,415	1,747,877
Research and development	456,871	472,008	912,631	872,637
Selling and marketing	3,869,875	2,017,420	7,464,017	4,005,946
Amortization	214,056	210,682	426,371	421,450
	5,483,359	3,597,478	10,767,434	7,047,910

Operating loss	(1,275,074)	(947,124)	(2,615,592)	(1,872,753)

Other income (expense)
Interest income	13,716	17,999	31,550	31,627
Interest expense	(57)	(1,938)	(57)	(3,885)
Foreign currency exchange gain (loss)	(8,587)	10,574	(3,279)	12,364
	5,072	26,635	28,214	40,106

Loss before income taxes	(1,270,002)	(920,489)	(2,587,378)	(1,832,647)

Income tax expense	8,485	2,183	22,416	19,333

Net loss	$(1,278,487)	$(922,672)	$(2,609,794)	$(1,851,980)

Basic and diluted loss per common share	$(0.06)	$(0.05)	$(0.13)	$(0.11)

Weighted average common shares outstanding:
Basic and diluted	20,689,000	19,088,000	20,659,000	17,208,000

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’EQUITY AND COMPREHENSIVE LOSS

Six Months Ended September 30, 2011
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2011	20,664,332	$206,643	$54,014,368	$(31,265,464)	$(326,898)	$22,628,649

Share-based consulting and compensation	50,200	502	291,039	-	-	291,541

Proceeds from exercise of stock options	91,500	915	206,135	-	-	207,050

Comprehensive loss	-	-	-	(2,609,794)	(42,739)	(2,652,533)

Balance at September 30, 2011	20,806,032	$208,060	$54,511,542	$(33,875,258)	$(369,637)	$20,474,707

See accompanying notes to the condensed consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30
	2011	2010
Cash flows from operating activities:
Net loss	$(2,609,794)	$(1,851,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	552,275	567,576
Loss on disposal of equipment	6,475	192
Amortization of premium on marketable securities	17,039	-
Share-based consulting expense	2,787	8,202
Share-based compensation expense	288,754	140,490
Deferred income taxes	(3,040)	(4,925)
Deferred rent	(17,614)	(17,614)
Changes in operating assets and liabilities:
Accounts receivable, net	(196,435)	(187,514)
Inventories	(65,281)	(125,674)
Other current assets	(143,370)	(57,949)
Accounts payable	(27,130)	1,196
Accrued liabilities	(20,515)	94,179
Accrued pension liability, net	(65,303)	(48,246)
Net cash used in operating activities	(2,281,152)	(1,482,067)

Cash flows from investing activities:
Proceeds from maturity of marketable securities	11,018,268	2,500,000
Purchases of marketable securities	(5,280,042)	(5,000,000)
Purchases of property, plant and equipment	(106,325)	(94,506)
Purchase of intangible assets	(67,198)	(11,300)
Net cash provided by (used in) investing activities	5,564,703	(2,605,806)

Cash flows from financing activities:
Net proceeds from public offering of common stock	-	14,917,059
Net proceeds from exercise of warrants and options	207,050	2,275,906
Net cash provided by financing activities	207,050	17,192,965

Effect of exchange rate changes on cash and cash equivalents	(15,824)	(28,674)

Net increase in cash and cash equivalents	3,474,777	13,076,418

Cash and cash equivalents at beginning of period	6,063,573	2,311,269

Cash and cash equivalents at end of period	$9,538,350	$15,387,687

Cash paid during the period for interest	$57	$-
Cash paid (received) during the period for income taxes	24,074	(248)

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

The condensed consolidated financial statements presented herein as of September 30, 2011 and for the three- and six- month periods ended September 30, 2011 and 2010 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2011.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the three and six months ended September 30, 2011 and we have made no changes to these policies during fiscal 2012.

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

We carry held-to-maturity marketable securities at their amortized cost and available-for-sale marketable securities at their fair value and report any unrealized appreciation or depreciation in the fair value of available-for-sale marketable securities in other accumulated comprehensive income (loss).  We monitor our investment portfolio for any decline in fair value that is other-than-temporary and record any such impairment as an impairment loss.  We recorded no impairment losses for other-than-temporary declines in the fair value of marketable securities for the six months ended September 30, 2011 and 2010.

Cash and cash equivalents include highly liquid money market funds of $8.9 million and $5.8 million as of September 30, 2011 and March 31, 2011, respectively.  Money market funds present negligible risk of changes in value due to changes in interest rates, and their cost approximates their fair market value.

Short-term and long-term investments include held-to-maturity certificates of deposit with maturities of six to twenty-four months of $5.3 million and $3.5 million as of September 30, 2011 and March 31, 2011, respectively.  Due to the negligible risk of changes in value due to changes in interest rates and the short-term nature of these investments, their cost approximates their fair market value.

The amortized cost and fair value of our marketable securities classified as available-for-sale are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2011
Short-term investments:
U.S. Government and Agency debt securities	$1,503,000	$1,000	$-	$1,504,000
Long-term investments:
U.S. Government and Agency debt securities	1,000,000	-	-	1,000,000

Total	$2,503,000	$1,000	$-	$2,504,000

March 31, 2011
Short-term investments:
U.S. Government and Agency debt securities	$4,520,000	$1,000	$-	$4,521,000
Long-term investments:
U.S. Government and Agency debt securities	5,518,000	-	10,000	5,508,000

Total	$10,038,000	$1,000	$10,000	$10,029,000

All our available-for-sale marketable securities mature within two years from the date of purchase.

3. Fair Value Measurements

Estimates of fair value for financial assets and liabilities are based on the framework established in the accounting guidance for fair value measurements.  The framework defines fair value, provides guidance for measuring fair value and requires certain disclosures.  The framework prioritizes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The following three broad levels of inputs may be used to measure fair value under the fair value hierarchy:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•
Level 3: Significant unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management's estimates of market participant assumptions.

If the inputs used to measure the financial assets and liabilities fall within more than one of the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The following table provides the assets carried at fair value measured on a recurring basis.

Asset Class	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2011
Short-term investments:
U.S. Government and Agency debt securities	$1,504,000	$-	$1,504,000	$-
Long-term investments:
U.S. Government and Agency debt securities	1,000,000	-	1,000,000	-

March 31, 2011
Short-term investments:
U.S. Government and Agency debt securities	4,521,000	-	4,521,000	-
Long-term investments:
U.S. Government and Agency debt securities	5,508,000	-	5,508,000	-

U.S. Government and U.S. Government Agency debt securities.  Our debt securities consist of bonds, notes and treasury bills with risk ratings of AAA/Aaa and maturity dates within two years from date of purchase.  The estimated fair value of these securities represent valuations provided by external investment managers.

Measurements to fair value on a nonrecurring basis relate primarily to our tangible fixed assets and other intangible assets and occur when the derived fair value is below the carrying value on our condensed consolidated balance sheet.  We had no remeasurements of such assets or liabilities to fair value during the three and six months ended September 30, 2011 and March 31, 2011.

Our financial instruments, other than those presented in the disclosures above, include cash, receivables, inventories, accounts payable and other payables, and their carrying values approximate their fair values based on the short-term nature of these instruments.

4. Accounts Receivable

We grant credit to our customers in the normal course of business and, generally, do not require collateral or any other security to support amounts due.  If necessary, we have an outside party assist us with performing credit and reference checks and establishing credit limits for the customer.  Accounts outstanding longer than the contractual payment terms are considered past due.  We carry our accounts receivable at the original invoice amount less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts.  We determine the allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivables are past due, customer financial condition and ability to pay the obligation, historical and expected credit loss experience, and the condition of the general economy and the industry as a whole.  We write off accounts receivable when deemed uncollectible.  We record recoveries of accounts receivable previously written off when received.  We are not always able to timely anticipate changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances.  Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience.  Historically, the accounts receivable balances we have written off have generally been within our expectations.  The allowance for doubtful accounts was $31,000 and $11,000 at September 30, 2011 and March 31, 2011, respectively.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories consist of the following:

	September 30, 2011	March 31, 2011

Raw materials	$138,000	$233,000
Work-in-process	38,000	9,000
Finished goods	563,000	436,000

	$739,000	$678,000

6. Intangible Assets

Our intangible assets are comprised of patents which we amortize on a straight-line basis over their estimated useful lives of six years.

	Gross carrying amount	Accumulated amortization	Net value

September 30, 2011	$5,575,000	$(4,209,000)	$1,366,000

March 31, 2011	5,508,000	(3,783,000)	1,725,000

At September 30, 2011, we estimate the following annual amortization for these assets in subsequent fiscal years:

Remainder of 2012	$430,000
2013	860,000
2014	21,000
2015	20,000
2016 and beyond	35,000

$1,366,000

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

8. Comprehensive Loss

Comprehensive loss includes our net loss, accumulated translation adjustment, unrealized gain (loss) on available for sale investments, and change in minimum pension obligation as follows:

	Three Months Ended		Six Months Ended
	September 30		September 30
	2011	2010	2011	2010

Net loss	$(1,278,000)	$(923,000)	$(2,610,000)	$(1,852,000)
Items of other comprehensive income (loss):
Translation adjustment	(86,000)	132,000	(60,000)	(1,000)
Unrealized gain (loss) on available for sale investments	(1,000)	-	10,000	-
Pension related	8,000	(29,000)	7,000	(11,000)

Comprehensive loss	$(1,357,000)	$(820,000)	$(2,653,000)	$(1,864,000)

Accumulated other comprehensive net loss at September 30, 2011 totaled $370,000 and consists of a $121,000 loss for accumulated translation adjustment, a $250,000 loss for accumulated additional pension liability, and a $1,000 unrealized gain on available for sale investments.

9. Net Loss per Common Share

The following options outstanding and unvested restricted stock at September 30, 2011 and 2010, to purchase shares of common stock, were excluded from diluted loss per common share because of their anti-dilutive effect:

	Number of options and unvested restricted stock	Range of exercise prices

September 30, 2011	2,177,000	$0.71 to $8.93
September 30, 2010	2,172,000	$0.71 to $5.19

10. Credit Facilities

Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $680,000 as of September 30, 2011) credit line.  The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.25% base rate on September 30, 2011), subject to a minimum interest rate of 3.50% per annum.   We had no borrowings outstanding on this credit line at September 30, 2011 and March 31, 2011.

11. Share-based Compensation

As of September 30, 2011, we had one active plan (2006 Amended Stock and Incentive Plan) for share-based compensation grants.  Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately.  Under this plan, we had reserved 2,700,000 shares of our common stock for share-based grants.  As of September 30, 2011, we had 1,138,000 shares remaining that were available for grant.  We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  Options granted under this plan generally expire over a period ranging from five to seven years from date of grant and vest at varying rates ranging up to three years.

We recognize share-based compensation expense in the statement of operations based on the fair value of the share-based payment over the requisite service period.  We incurred approximately $292,000 and $149,000 in share-based compensation expense (inclusive of $3,000 and $8,000, respectively, for option grants to consultants) for the six months ended September 30, 2011 and 2010, respectively.

We determined the fair value of our option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the six months ended September 30:

	2011	2010

Expected life in years	5.46	6.05
Risk-free interest rate	1.67%	2.20%
Expected volatility	89.98%	90.99%
Expected dividend yield	0	0
Weighted-average grant date fair value	$4.90	$3.50

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

The following table summarizes the activity related to our stock options during the six months ended September 30, 2011:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at March 31, 2011	2,066,000	$3.39
Options granted	126,000	6.90
Options exercised	(92,000)	2.26		$420,000
Options surrendered	(12,000)	5.43

Outstanding at September 30, 2011	2,088,000	$3.64	3.45	$3,004,000

Exercisable at September 30, 2011	1,811,000	$3.30	3.02	$2,987,000

The total fair value of stock options vested during the six months ended September 30, 2011 and 2010 was $280,000 and $219,000 respectively.

Our 2006 Stock and Incentive Plan also allows for our Compensation Committee to grant other stock-based benefits, including restricted shares.  Restricted shares are subject to risk of forfeiture for termination of employment.  The forfeiture risk generally lapses over a period of four years.

The following table summarizes the activity related to our restricted shares during the six months ended September 30, 2011:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value
Balance at March 31, 2011	55,000	$4.96
Shares granted	50,000	6.80
Shares vested	(16,000)	5.00		$79,000

Balance at September 30, 2011	89,000	$5.99	1.36	$534,000

The aggregate intrinsic value represents the total pre-tax value of stock that holders would have received (based on the closing price of our Company’s common stock on the grant date) had all restricted stock vested and if we had issued common stock to the holders on the grant date.

As of September 30, 2011, we had approximately $1,378,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock options and restricted shares that we expect to recognize over a weighted-average period of approximately 2.2 years.

12. Savings and Retirement Plans

We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $117,000 for the six months ended September 30, 2011.  No discretionary contributions were made to the U.S. plan for the six months ended September 30, 2010.

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

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three and six month periods ended September 30:

	Three Months Ended September 30		Six Months Ended September 30
	2011	2010	2011	2010

Gross service cost	$20,000	$23,000	$40,000	$47,000
Interest cost	31,000	28,000	63,000	55,000
Expected return on assets	(5,000)	(12,000)	(10,000)	(24,000)
Amortization	1,000	4,000	3,000	8,000
Net periodic retirement cost	$47,000	$43,000	$96,000	$86,000

Major assumptions used in the above calculations for the six month periods ended September 30 include:

	2011	2010

Discount rate	5.50-6.20%	4.70-5.50%
Expected return on assets	5.00-6.20%	4.70-5.00%
Expected rate of increase in future compensation:
General	3.00%	3.00%
Individual	0.00-3.00%	0.00-3.00%

Both the Netherlands and United Kingdom pension plans are in an underfunded position and the funded status of the plans is shown as accrued pension liability. We made aggregate contributions of approximately $155,000 and $136,000, respectively, during the six months ended September 30, 2011 and 2010 to the two defined benefit plans.

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

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries.  All intercompany balances are revolving in nature and we do not deem them to be long-term balances.  For the three months ended September 30, 2011 and 2010, we recognized foreign currency exchange (loss) gain of $(9,000) and $11,000 respectively.  For the six months ended September 30, 2011 and 2010, we recognized foreign currency exchange (loss) gain of $(3,000) and $12,000 respectively.

14. Business Segment Information

We aggregate our operating segments into one reportable segment in accordance with the objectives and principles of the applicable guidance.

Sales to customers outside the United States for the three months ended September 30, 2011 and 2010 represented 31% and 43%, respectively, of our consolidated sales.  Sales to customers outside the United States for the six months ended September 30, 2011 and 2010 represented 34% and 45%, respectively, of our consolidated sales.  Information regarding sales to customers by geographic area for the three and six months ended September 30 is as follows:

	United States	United Kingdom	All Other Foreign Countries (1)	Consolidated

Three months ended September 30, 2011	$3,433,000	$454,000	$1,081,000	$4,968,000

Three months ended September 30, 2010	1,844,000	349,000	1,052,000	3,245,000

Six months ended September 30, 2011	6,324,000	876,000	2,421,000	9,621,000

Six months ended September 30, 2010	3,466,000	736,000	2,078,000	6,280,000

(1)	No country accounts for 10% or more of the consolidated sales

Information regarding geographic area long-lived assets is as follows:

	United States	United Kingdom	The Netherlands	Consolidated

September 30, 2011	$490,000	$4,000	$666,000	$1,160,000

Accounting policies of the operations in the various geographic areas are the same as those described in Note 1.  Sales attributed to each geographic area are net of intercompany sales.  No single customer represents 10% or more of our consolidated net sales.  Long-lived assets consist of property, plant and equipment.

15. Income Tax Expense

As of March 31, 2011, we have generated U.S. net operating loss (NOL) carryforwards of approximately $27 million for U.S. income tax purposes, which expire in 2012 through 2031, and NOLs in the U.K. of approximately $174,000, which we can carry forward indefinitely.  U.S. NOL carryforwards cannot be used to offset taxable income in foreign jurisdictions.

In addition, future utilization of U.S. NOL carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code.  This section generally relates to a 50 percent change in ownership of a company over a three-year period.  We believe that the issuance of our common stock in the December 2006 public offering resulted in an “ownership change” under Section 382.  Accordingly, our ability to use NOL tax attributes generated prior to December 2006 is limited to approximately $750,000 per year.  We also believe that the issuance of our common stock in the July 2010 public offering resulted in an additional "ownership change" under Section 382.  Accordingly, our ability to use NOL tax attributes generated after December 2006 and prior to July 2010 is limited to approximately $2,350,000 per year.

We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets.  We have established a valuation allowance for all U.S. and certain foreign deferred tax assets due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets.

During the three months ended September 30, 2011 and 2010, we recorded income tax expense of $8,000 and $2,000, respectively.  During the six months ended September 30, 2011 and 2010, we recorded income tax expense of $22,000 and $19,000, respectively.  Income tax expense is attributed to our Netherlands subsidiary and U.S. State minimum taxes.

On September 30, 2011, we had a deferred tax asset of $87,000 attributed to our Netherlands subsidiary.  We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases.  We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences.

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

16.  Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurements (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements.  We do not anticipate adoption to have an impact on our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220) Presentation of Comprehensive Income", which provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2011. The amendments are to be applied retrospectively, with early adoption permitted. Adoption will not have an impact on our financial position or results of operations.

17.  Subsequent events

We evaluated all subsequent events to ensure that we have included in this Form 10-Q appropriate disclosure of events both recognized in the financial statements as of September 30, 2011 and events which occurred subsequent to September 30, 2011 but were not recognized in the financial statements.

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

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2011.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the three-month period ended September 30, 2011, and we have made no changes to these policies during fiscal 2012.

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

We believe physicians prefer our products because they offer patients effective therapies that can be administered in office- or outpatient surgical-based settings and, to the extent reimbursement is available, provide the physicians a revenue stream to justify the use of our products.  We believe patients prefer our products because they are minimally invasive treatment alternatives that do not have the side effects associated with pharmaceutical treatment options nor the morbidity associated with surgery.

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

Subsequent to AMA’s advice to use an unlisted CPT code, we sponsored several clinical studies and, supported by publication of clinical studies in U.S. peer-reviewed journals, applied for, and the AMA granted us, a listed Category I CPT code for PTNS treatments, which became effective in January 2011, the fourth quarter of our fiscal 2011.  The AMA advised us of this decision prior to the effective date and we began to expand our sales organization in anticipation of increased growth resulting from expanded reimbursement coverage.  Our Urgent PC sales in the U.S. have now started to increase because of the increase in its adoption by the marketplace and expansion of our employed sales organization.

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

To date, ten regional Medicare carriers representing 35 states, with approximately 31 million covered lives, have indicated they will provide coverage for PTNS treatments.  Three regional Medicare carriers representing 15 states, with approximately 16 million covered lives, continue to decline reimbursement coverage for PTNS treatments.  We continue to work to have the decision to deny coverage reversed.  Along with key opinion leaders from the urology field, we have met with the Medical Directors of these carriers to present additional data that we believe justifies a change in their coverage decision and, if need be, we will initiate a formal appeal process to have their decision reconsidered.  We filed one such appeal in the second quarter of fiscal 2012, and as of September 30, 2011 the outcome of this appeal is still pending.

In addition, as of October 2011, we estimate that private payers providing insurance to approximately 84 million lives have elected to provide coverage for PTNS treatments.  We are working with the Medical Directors of a number of other private payers to provide coverage for PTNS treatments.

In anticipation of increased interest in our Urgent PC System, we expanded our U.S. field sales and support organization in fiscal 2011 and have continued this expansion in fiscal 2012.  In fiscal 2011, we increased the number of employed sales representatives by 16 to 31, and anticipate adding about 15 additional employed sales representatives in fiscal 2012.  On September 30, 2011, the end of our second quarter of fiscal 2012, we had 40 employed sales representatives, and two independent manufacturer’s representatives.  Our employed sales representatives generated approximately 97% of our U.S. sales in the second quarter of fiscal 2012 compared with 72% in fiscal 2011.

We expect to further expand our U.S. field sales organization in the future.  The ultimate size of the field sales organization and the pace of expansion will depend upon the pace of market acceptance and expansion of third-party reimbursement coverage of our Urgent PC System.

To assist with the funding of these increased sales expenses and working capital, we completed a public offering of 4.6 million shares of our common stock at price of $3.50 per share in July 2010, generating net proceeds, after fees and expenses, of approximately $14.9 million.

Our net loss in the first six months of fiscal 2012 increased over the corresponding year-ago six-months primarily because of the increased spending for our expanded sales and marketing organization.

Results of Operations

Three and six months ended September 30, 2011 compared to three and six months ended September 30, 2010

Net Sales:  During the three months ended September 30, 2011, consolidated net sales of $5.0 million represented a $1.7 million, or a 53% increase, over net sales of $3.2 million for the three months ended September 30, 2010.  Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 50%.

During the six months ended September 30, 2011, consolidated net sales of $9.6 million represented a $3.3 million, or a 53% increase, over net sales of $6.3 million for the six months ended September 30, 2010.  Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 48%.

The increase in consolidated net sales for the three and six months ended September 30, 2011 is attributed primarily to the growth in U.S. sales.

Sales to customers in the U.S. of $3.4 million during the three months ended September 30, 2011, represented an increase of $1.6 million, or 86%, over net sales of $1.8 million for the three months ended September 30, 2010.

Sales to customers in the U.S. of $6.3 million during the six months ended September 30, 2011, represented an increase of $2.9 million, or 82%, over net sales of $3.5 million for the six months ended September 30, 2010.

Sales in the U.S. of our Urgent PC product increased 95% to $2.0 million for three months ended September 30, 2011, from $1.0 million for the same year-ago period.  Sales in the U.S. of our Urgent PC product increased 85% to $3.5 million for six months ended September 30, 2011, from $1.9 million for the same year-ago period.  Sales increased because adoption and usage of the Urgent PC increased with the assignment of a new listed Category I  CPT code effective January 2011 and expanded reimbursement coverage by third-party payors as well as the impact of our expanded direct sales organization.

In the U.S. in second quarter ended September 30, 2011 we sold 2,579 Urgent PC lead set boxes to 509 customers compared to 1,985 Urgent PC lead set boxes to 401 customers in the first quarter ended June 30, 2011 and 1,668 boxes to 346 customers in the fourth quarter ended March 31, 2011.  We have experienced an increase in the number of customers and sale of the lead sets over the past two fiscal quarters as customers continue to ramp-up their practice in light of the decision by several Medicare carriers and private payers to cover PTNS treatments.

Sales in the U.S. of our Macroplastique product, increased 75% to $1.4 million for the three months ended September 30, 2011, from $791,000 for the same year-ago period.  Sales in the U.S. of our Macroplastique product, increased 78% to $2.7 million for the six months ended September 30, 2011, from $1.5 million for the same year-ago period.  Sales of our Macroplastique product increased over the corresponding year-ago periods because of our increased sales and marketing focus of this product and the discontinuation of a competing product.

Sales to customers outside the U.S. for the three months ended September 30, 2011 and 2010 were $1.5 million and $1.4 million, respectively, an increase of 10%.  Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 2%.  Sales for the three months ended September 30, 2011 include $389,000 of Urgent PC sales, which increased 38% from $281,000 for the same year-ago period.  Excluding the translation impact of fluctuations in foreign currency exchange rates, Urgent PC sales increased by approximately 30%.

Sales to customers outside the U.S. for the six months ended September 30, 2011 and 2010 were $3.3 million and $2.8 million, respectively, an increase of 17%.  Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 6%.  Sales for the six months ended September 30, 2011 include $826,000 of Urgent PC sales, which increased 51% from $546,000 for the same year-ago period.  Excluding the translation impact of fluctuations in foreign currency exchange rates, Urgent PC sales increased by approximately 38%.

Gross Profit:  Gross profit was $4.2 million or 85% on net sales during the three months ended September 30, 2011, and $2.7 million, or 82% of net sales for the three months ended September 30, 2010,  Gross profit was $8.2 million, or 85% of net sales for the six months ended September 30, 2011 and $5.2 million, or 82% for the six months ended September 30, 2010.  We attribute the increase in the gross profit percentage for both periods primarily to the 1.3 percentage point favorable impact of increase in manufacturing capacity utilization, approximately one percentage point favorable impact of product mix, and a favorable impact of changes in the currency exchange rates from our foreign currency-denominated sales.

General and Administrative Expenses (G&A):  G&A expenses of $943,000 during the three months ended September 30, 2011, increased $45,000 from $897,000 during the same period in 2010.  Included in the three-month period ended September 30, 2011 is $90,000 of non-cash, share-based compensation expense, compared with $43,000 in the three-month period ended September 30, 2010.  Excluding share-based compensation charges, G&A expenses decreased by $2,000.

G&A expenses of $2.0 million during the six months ended September 30, 2011, increased $217,000 from $1.7 million during the same period in 2010.  Included in the six-month period ended September 30, 2011 is $164,000 of non-cash, share-based compensation expense, compared with $68,000 in the six-month period ended September 30, 2010.  Excluding share-based compensation charges, G&A expenses increased by $121,000, primarily because of an increase in compensation costs and travel expenses.

Research and Development Expenses (R&D):  R&D expenses decreased to $457,000 during the three months ended September 30, 2011 from $472,000 during the same period in 2010.  The decrease is attributed primarily to a $51,000 decrease in regulatory, research and clinical expense, offset partially by a $22,000 increase in compensation costs, due to an increase in personnel.

R&D expenses increased to $913,000 during the six months ended September 30, 2011 from $873,000 during the same period in 2010.  The increase is attributed primarily to a $50,000 increase in compensation costs, due to an increase in personnel.

Selling and Marketing Expenses (S&M):  S&M expenses of $3.9 million during the three months ended September 30, 2011, increased $1.9 million from $2.0 million during the same period in 2010.  S&M expenses during the three months ended September 30, 2011, increased primarily because of a $1.3 million increase in compensation and commission costs as a result of the increase in our U.S. field sales organization, an increase in travel expense of $213,000, an increase in consulting expense of $57,000, and an increase of $107,000 related to marketing activities.

S&M expenses of $7.5 million during the six months ended September 30, 2011, increased $3.5 million from $4.0 million during the same period in 2010.  S&M expenses during the three months ended September 30, 2011, increased primarily because of a $2.4 million increase in compensation and commission costs as a result of the increase in our U.S. field sales organization, an increase in travel expense of $432,000, an increase in consulting expense of $149,000, and an increase of $302,000 related to marketing activities.

As a result of the increased interest in our Urgent PC after the new CPT code became effective in January 2011, we have expanded our U.S. field sales and support organization starting in our fiscal 2011 third quarter and continued with that expansion in fiscal 2012.  Accordingly, we incurred increased S&M expenses compared to the same period last year and expect to incur increased expenses during the next six months of our current fiscal year as we continue to expand our field sales organization and support functions.

Amortization of Intangibles: Amortization of intangibles was $214,000 and $211,000 for the three months ended September 30, 2011 and 2010, respectively.  Amortization of intangibles was $426,000 and $421,000 for the six months ended September 30, 2011 and 2010, respectively.  In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million, which we are amortizing over six years.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses and other non-operating costs when incurred.  Net other income was $5,000 and $27,000 for the three months ended September 30, 2011 and 2010, respectively.  Other income decreased as a result of a $4,000 decrease in interest income, a $19,000 decrease in foreign currency exchange gain, and a $2,000 decrease in interest expense.
Net other income was $28,000 and $40,000 for the six months ended September 30, 2011 and 2010, respectively. Other income decreased as a result of a $16,000 decrease in foreign currency exchange gain, and a $4,000 decrease in interest expense.

Income Tax Expense:  During the three months ended September 30, 2011 and 2010, we recorded income tax expense of $8,000 and $2,000, respectively.  During the six months ended September 30, 2011 and 2010, we recorded income tax expense of $22,000 and $19,000, respectively.

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

Our non-GAAP operating loss during the three months ended September 30, 2011 and 2010 was approximately $837,000 and $591,000, respectively.  Our non-GAAP operating loss during the six months ended September 30, 2011 and 2010 was approximately $1.8 million and $1.2 million, respectively.  The increase in non-GAAP operating loss is attributed primarily to the increase in Selling and Marketing expenses.

		Expense Adjustments
Three-Months Ended	GAAP	Share-based Expense	Depreciation	Amortization	Non-GAAP
September 30, 2011
Gross Profit	$4,208,000	$6,000	$8,000		$4,222,000
% of sales	84.7%				85.0%
Operating Expenses
General and administrative	942,000	(90,000)	(40,000)		812,000
Research and development	457,000	(11,000)	(3,000)		443,000
Selling and marketing	3,870,000	(53,000)	(13,000)		3,804,000
Amortization	214,000			$(214,000)	-
	5,483,000	(154,000)	(56,000)	(214,000)	5,059,000

Operating Loss	$(1,275,000)	$160,000	$64,000	$214,000	$(837,000)

September 30, 2010
Gross Profit	$2,650,000	$4,000	$16,000		$2,670,000
% of sales	81.7%				82.3%
Operating Expenses
General and administrative	897,000	(43,000)	(38,000)		816,000
Research and development	472,000	(7,000)	(2,000)		463,000
Selling and marketing	2,017,000	(18,000)	(17,000)		1,982,000
Amortization	211,000			$(211,000)	-
	3,597,000	(68,000)	(57,000)	(211,000)	$3,261,000

Operating Loss	$(947,000)	$72,000	$73,000	$211,000	$(591,000)

		Expense Adjustments
Six-Months Ended	GAAP	Share-based Expense	Depreciation	Amortization	Non-GAAP
September 30, 2011
Gross Profit	$8,152,000	$11,000	$15,000		$8,178,000
% of sales	84.7%				85.0%
Operating Expenses
General and administrative	1,965,000	(164,000)	(80,000)		1,721,000
Research and development	913,000	(19,000)	(6,000)		888,000
Selling and marketing	7,464,000	(98,000)	(25,000)		7,341,000
Amortization	426,000			$(426,000)	-
	10,768,000	(281,000)	(111,000)	(426,000)	9,950,000

Operating Loss	$(2,616,000)	$292,000	$126,000	$426,000	$(1,772,000)

September 30, 2010
Gross Profit	$5,175,000	$9,000	$32,000		$5,216,000
% of sales	82.4%				83.1%
Operating Expenses
General and administrative	1,748,000	(68,000)	(76,000)		1,604,000
Research and development	873,000	(13,000)	(5,000)		855,000
Selling and marketing	4,006,000	(59,000)	(34,000)		3,913,000
Amortization	421,000			$(421,000)	-
	7,048,000	(140,000)	(115,000)	(421,000)	6,372,000

Operating Loss	$(1,873,000)	$149,000	$147,000	$421,000	$(1,156,000)

Liquidity and Capital Resources

Cash Flows.

At September 30, 2011, our cash and cash equivalents and short-term investments balances totaled $14.2 million. Our long-term investments at September 30, 2011 were $3.2 million.

At September 30, 2011, we had working capital of approximately $15.2 million.  For the six months ended September 30, 2011, we used $2.3 million of cash in operating activities, compared to $1.5 million of cash used in the same period a year ago.  We attribute the increase in cash used in operating activities primarily to the increase in the operating loss and an increase in working capital usage.

For the six months ended September 30, 2011, we used $107,000 in investing activities to purchase property, plant and equipment compared with approximately $95,000 for the same period a year ago.

For the six months ended September 30, 2011 we generated proceeds from financing activities of approximately $207,000 from the exercise of stock options, compared with $17.2 million for the same period a year ago primarily from the net proceeds of $14.9 million from a public offering of our common stock and $2.2 million from the exercise of warrants we had issued in previous financing transactions.

Sources of Liquidity.

Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $680,000) credit line secured by our facility in Geleen, The Netherlands.  The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.25% base rate on September 30, 2011), subject to a minimum interest rate of 3.50% per annum.  We had no borrowings outstanding on this credit line at September 30, 2011.

We believe we have sufficient liquidity to meet our needs for beyond the next twelve months.  Although we have historically not generated cash from operations because we have yet to achieve profitability, we anticipate that we will become profitable and generate excess cash from operations prior to the full use of the current available cash and investments.  To achieve this however, we must generate substantially more revenue than we have to-date this year or in prior years.

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

Payments of our contractual obligations as of March 31, 2011, consisting of royalties, purchase commitments, and operating leases, are summarized by fiscal period below:

	Total	Fiscal 2012	Fiscal 2013 and 2014	Fiscal 2015

Minimum royalty payments	$144,000	$27,000	$108,000	$9,000
Minimum purchase agreement	393,000	393,000	-	-
Operating lease commitments	415,000	87,000	315,000	13,000

Total contractual obligations	$952,000	$507,000	$423,000	$22,000

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business because of the global nature of our operations.  Our primary exchange rate exposures are with the Euro and the British pound.  The direct financial impact of foreign currency exchange includes the effect of translating operating results from local currencies to U.S. dollars, the impact of currency fluctuations on the transfer of goods between our operations in the United States and abroad and transaction gains and losses.  A stronger dollar generally has a negative impact on results from operations outside the United States, while a weaker dollar generally has a positive effect because our products are currently manufactured or sourced primarily from the United States.

In addition to the direct financial impact, foreign currency exchange has an indirect financial impact on our results, including the effect on sales volumes within local economies and the impact of any pricing actions we may take as a result of foreign exchange rate fluctuations.  When the U.S. dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases.  When the U.S. dollar strengthens against foreign currencies, the dollar value of sales denominated in foreign currencies decreases.  A hypothetical 10% change in the value of the U.S. dollar in relation to our foreign currency exposures would have had an impact of approximately $330,000 on our fiscal 2012 six months sales.  This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impacts on the related cost of sales and operating expenses in the applicable foreign currencies.

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

Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the quarter ended September 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

We issued our earnings release with respect to the quarter ended September 30, 2011 on October 27, 2011. A copy of that earnings release is furnished (but not filed) as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibits

31.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)

99.1 Press Release dated October 27, 2011

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

UROPLASTY, INC.
Date: October 27, 2011	By: /s/ DAVID B. KAYSEN David B. Kaysen President and Chief Executive Officer
Date: October 27, 2011	By: /s/ MAHEDI A. JIWANI Mahedi A. Jiwani Chief Financial Officer