Form 10-Q
period 2011-12-31
UROPLASTY INC
filed 2012-01-26
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2011
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

As of January 24, 2012 the registrant had 20,808,532 shares of common stock outstanding.

Table of Contents
INDEX

UROPLASTY INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2011	March 31, 2011

Assets

Current assets:
Cash and cash equivalents	$5,560,570	$6,063,573
Short-term investments	6,742,425	8,020,577
Accounts receivable, net	2,397,799	2,085,262
Inventories	810,120	677,960
Other	450,608	348,100
Total current assets	15,961,522	17,195,472

Property, plant, and equipment, net	1,180,095	1,210,542

Intangible assets, net	1,161,339	1,725,136

Long-term investments	4,437,070	5,508,701

Deferred tax assets	84,292	87,031

Total assets	$22,824,318	$25,726,882

See accompanying notes to the condensed consolidated financial statements.

INDEX

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	December 31, 2011	March 31, 2011

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$565,764	$658,107
Current portion – deferred rent	35,000	35,000
Income tax payable	11,865	6,901
Accrued liabilities:
Compensation	1,693,502	1,597,657
Other	488,344	247,451

Total current liabilities	2,794,475	2,545,116

Deferred rent – less current portion	50,851	77,272
Accrued pension liability	416,114	475,845

Total liabilities	3,261,440	3,098,233

Commitments and Contingencies	-	-

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 20,808,532 and 20,664,332 shares issued and outstanding at December 31, 2011 and March 31, 2011, respectively	208,085	206,643
Additional paid-in capital	54,724,782	54,014,368
Accumulated deficit	(34,942,796)	(31,265,464)
Accumulated other comprehensive loss	(427,193)	(326,898)

Total shareholders’ equity	19,562,878	22,628,649

Total liabilities and shareholders’ equity	$22,824,318	$25,726,882

See accompanying notes to the condensed consolidated financial statements.

INDEX

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2011	2010	2011	2010

Net sales	$5,344,188	$3,492,067	$14,964,932	$9,772,389
Cost of goods sold	776,538	604,566	2,245,440	1,709,731

Gross profit	4,567,650	2,887,501	12,719,492	8,062,658

Operating expenses
General and administrative	924,524	861,183	2,888,939	2,609,060
Research and development	586,439	423,794	1,499,070	1,296,431
Selling and marketing	3,902,952	2,871,456	11,366,969	6,877,402
Amortization	215,164	211,058	641,535	632,508
	5,629,079	4,367,491	16,396,513	11,415,401

Operating loss	(1,061,429)	(1,479,990)	(3,677,021)	(3,352,743)

Other income (expense)
Interest income	14,268	21,135	45,818	52,762
Interest expense	-	(652)	(57)	(4,537)
Foreign currency exchange gain (loss)	(11,025)	503	(14,304)	12,867
	3,243	20,986	31,457	61,092

Loss before income taxes	(1,058,186)	(1,459,004)	(3,645,564)	(3,291,651)

Income tax expense	9,352	8,927	31,768	28,260

Net loss	$(1,067,538)	$(1,467,931)	$(3,677,332)	$(3,319,911)

Basic and diluted loss per common share	$(0.05)	$(0.07)	$(0.18)	$(0.18)

Weighted average common shares outstanding:
Basic and diluted	20,718,347	20,514,530	20,678,865	18,314,157

See accompanying notes to the condensed consolidated financial statements.

INDEX

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’EQUITY AND COMPREHENSIVE LOSS

Nine Months Ended December 31, 2011
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2011	20,664,332	$206,643	$54,014,368	$(31,265,464)	$(326,898)	$22,628,649

Share-based consulting and compensation	50,200	502	502,529	-	-	503,031

Proceeds from exercise of stock options	94,000	940	207,885	-	-	208,825

Comprehensive loss	-	-	-	(3,677,332)	(100,295)	(3,777,627)

Balance at December 31, 2011	20,808,532	$208,085	$54,724,782	$(34,942,796)	$(427,193)	$19,562,878

See accompanying notes to the condensed consolidated financial statements.

INDEX

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended December 31
	2011	2010
Cash flows from operating activities:
Net loss	$(3,677,332)	$(3,319,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	832,309	848,385
Loss on disposal of equipment	6,475	192
Amortization of premium on marketable securities	27,210	7,226
Share-based consulting expense	4,125	9,739
Share-based compensation expense	498,906	279,083
Deferred income taxes	(4,698)	(5,863)
Deferred rent	(26,421)	(26,421)
Changes in operating assets and liabilities:
Accounts receivable, net	(374,068)	(261,136)
Inventories	(146,058)	(248,656)
Other current assets	(106,156)	(48,492)
Accounts payable	(82,491)	4,474
Accrued liabilities	356,589	616,036
Accrued pension liability, net	(25,428)	(16,109)
Net cash used in operating activities	(2,717,038)	(2,161,453)

Cash flows from investing activities:
Proceeds from maturity of marketable securities	13,018,252	4,000,000
Purchases of marketable securities	(10,686,270)	(16,311,352)
Purchases of property, plant and equipment	(222,826)	(128,935)
Purchase of intangible assets	(77,738)	(11,300)
Net cash provided by (used in) investing activities	2,031,418	(12,451,587)

Cash flows from financing activities:
Net proceeds from public offering of common stock	-	14,917,059
Net proceeds from exercise of warrants and options	208,825	2,467,007
Net cash provided by financing activities	208,825	17,384,066

Effect of exchange rate changes on cash and cash equivalents	(26,208)	(37,554)

Net (decrease) increase in cash and cash equivalents	(503,003)	2,733,472

Cash and cash equivalents at beginning of period	6,063,573	2,311,269

Cash and cash equivalents at end of period	$5,560,570	$5,044,741

Cash paid during the period for interest	$57	$-
Cash paid during the period for income taxes	31,307	9,633

See accompanying notes to the condensed consolidated financial statements.

INDEX

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

The condensed consolidated financial statements presented herein as of December 31, 2011 and for the three- and nine- month periods ended December 31, 2011 and 2010 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2011.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the three and nine months ended December 31, 2011 and we have made no changes to these policies during fiscal 2012.

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

We carry held-to-maturity marketable securities at their amortized cost and available-for-sale marketable securities at their fair value and report any unrealized appreciation or depreciation in the fair value of available-for-sale marketable securities in accumulated other comprehensive net loss.  We monitor our investment portfolio for any decline in fair value that is other-than-temporary and record any such impairment as an impairment loss.  We recorded no impairment losses for other-than-temporary declines in the fair value of marketable securities for the nine months ended December 31, 2011 and 2010.

Cash and cash equivalents include highly liquid money market funds of $4.4 million and $5.8 million as of December 31, 2011 and March 31, 2011, respectively.  Money market funds present negligible risk of changes in value due to changes in interest rates, and their cost approximates their fair market value.

Short-term and long-term investments include held-to-maturity certificates of deposit with maturities of six to twenty-four months of $7.6 million as of December 31, 2011 and $3.5 million as of March 31, 2011.  Due to the negligible risk of changes in value due to changes in interest rates and the short-term nature of these investments, their cost approximates their fair market value.

INDEX

The amortized cost and fair value of our marketable securities classified as available-for-sale are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011
Short-term investments:
U.S. Government and Agency debt securities	$1,502,000	$-	$-	$1,502,000
Long-term investments:
U.S. Government and Agency debt securities	2,037,000	-	-	2,037,000

Total	$3,539,000	$-	$-	$3,539,000

March 31, 2011
Short-term investments:
U.S. Government and Agency debt securities	$4,520,000	$1,000	$-	$4,521,000
Long-term investments:
U.S. Government and Agency debt securities	5,518,000	-	10,000	5,508,000

Total	$10,038,000	$1,000	$10,000	$10,029,000

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

INDEX

The following table provides the assets carried at fair value measured on a recurring basis.

Asset Class	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2011
Short-term investments:
U.S. Government and Agency debt securities	$1,502,000	$-	$1,502,000	$-
Long-term investments:
U.S. Government and Agency debt securities	2,037,000	-	2,037,000	-

March 31, 2011
Short-term investments:
U.S. Government and Agency debt securities	4,521,000	-	4,521,000	-
Long-term investments:
U.S. Government and Agency debt securities	5,508,000	-	5,508,000	-

U.S. Government and U.S. Government Agency debt securities.  Our debt securities consist of bonds, notes and treasury bills with risk ratings of AAA/Aaa and maturity dates within two years from date of purchase.  The estimated fair value of these securities represent valuations provided by external investment managers.

Measurements to fair value on a nonrecurring basis relate primarily to our tangible fixed assets and other intangible assets and occur when the derived fair value is below the carrying value on our condensed consolidated balance sheet.  As of December 31, 2011 and March 31, 2011 we had no remeasurements of such assets to fair value.

Our financial instruments, other than those presented in the disclosures above, include cash, receivables, inventories, accounts payable and other payables, and their carrying values approximate their fair values based on the short-term nature of these instruments.

4. Accounts Receivable

We grant credit to our customers in the normal course of business and, generally, do not require collateral or any other security to support amounts due.  If necessary, we have an outside party assist us with performing credit and reference checks and establishing credit limits for the customer.  Account balances outstanding longer than the contractual payment terms are considered past due.  We carry our accounts receivable at the original invoice amount less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts.  We determine the allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivables are past due, customer financial condition and ability to pay the obligation, historical and expected credit loss experience, and the condition of the general economy and the industry as a whole.  We write off accounts receivable when deemed uncollectible.  We record recoveries of accounts receivable previously written off when received.  We are not always able to timely anticipate changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances.  Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience.  Historically, the accounts receivable balances we have written off have generally been within our expectations.  The allowance for doubtful accounts and sales returns was $102,000 at December 31, 2011 and $82,000 at March 31, 2011.

INDEX

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories consist of the following:

	December 31, 2011	March 31, 2011

Raw materials	$182,000	$233,000
Work-in-process	27,000	9,000
Finished goods	601,000	436,000

	$810,000	$678,000

6. Intangible Assets

Our intangible assets are comprised of patents which we amortize on a straight-line basis over their estimated useful lives of six years.

	Gross carrying amount	Accumulated amortization	Net value

December 31, 2011	$5,586,000	$(4,425,000)	$1,161,000

March 31, 2011	5,508,000	(3,783,000)	1,725,000

At December 31, 2011, we estimate the following annual amortization for these assets in subsequent fiscal years:

Remainder of 2012	$215,000
2013	862,000
2014	24,000
2015	22,000
2016 and beyond	38,000

$1,161,000

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

INDEX

8. Comprehensive Loss

Comprehensive loss includes our net loss, accumulated translation adjustment, unrealized gain (loss) on available for sale investments, and change in minimum pension obligation as follows:

	Three Months Ended December 31		Nine Months Ended December 31
	2011	2010	2011	2010

Net loss	$(1,068,000)	$(1,468,000)	$(3,677,000)	$(3,320,000)
Items of other comprehensive income (loss):
Translation adjustment	(62,000)	(39,000)	(122,000)	(39,000)
Unrealized gain (loss) on available for sale investments	(1,000)	(17,000)	9,000	(17,000)
Pension related	6,000	9,000	12,000	(2,000)

Comprehensive loss	$(1,125,000)	$(1,515,000)	$(3,778,000)	$(3,378,000)

Accumulated other comprehensive net loss at December 31, 2011 totaled $427,000 and consists of a $182,000 loss for accumulated translation adjustment and a $245,000 loss, net of income tax, for accumulated additional pension liability.

9. Net Loss per Common Share

Basic net loss per common share excludes dilution and is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the three- and nine- month periods ended December 31, 2011 and 2010.  The following options outstanding and unvested restricted stock at December 31, to purchase shares of common stock, were excluded from diluted loss per common share because of their anti-dilutive effect, and therefore, basic net loss per common share equals dilutive net loss per common share for all periods presented in our consolidated statements of operations:

	Number of options and unvested restricted stock	Range of exercise prices

December 31, 2011	2,177,866	$0.77 to $8.93
December 31, 2010	2,155,200	$0.71 to $5.64

10. Credit Facilities

Uroplasty BV, our subsidiary in the Netherlands, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $648,000 as of December 31, 2011) credit line.  The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.25% base rate on December 31, 2011), subject to a minimum interest rate of 3.50% per annum.   We had no borrowings outstanding on this credit line at December 31, 2011 and March 31, 2011.

11. Share-based Compensation

As of December 31, 2011, we had one active plan (2006 Amended Stock and Incentive Plan) for share-based compensation grants.  Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately.  Under this plan, we had reserved 2,700,000 shares of our common stock for share-based grants.  As of December 31, 2011, we had 1,135,000 shares remaining that were available for grant.  We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  Options granted under this plan generally expire over a period ranging from five to seven years from date of grant and vest at varying rates ranging up to three years.

INDEX

We recognize share-based compensation expense in the statement of operations based on the fair value of the share-based payment over the requisite service period.  We incurred approximately $503,000 and $289,000 in share-based compensation and consulting expense (inclusive of $4,000 and $10,000, respectively, for option grants to consultants) for the nine months ended December 31, 2011 and 2010, respectively.

We determined the fair value of our option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the nine months ended December 31:

	2011	2010

Expected life in years	5.35	5.33
Risk-free interest rate	1.59%	1.76%
Expected volatility	90.05%	90.89%
Expected dividend yield	0	0
Weighted-average grant date fair value	$4.76	$3.45

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

The following table summarizes the activity related to our stock options during the nine months ended December 31, 2011:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at March 31, 2011	2,066,000	$3.39
Options granted	137,000	6.73
Options exercised	(94,000)	2.22		$430,000
Options surrendered	(20,000)	5.04

Outstanding at December 31, 2011	2,089,000	$3.65	3.21	$2,225,000

Exercisable at December 31, 2011	1,835,000	$3.33	2.81	$2,223,000

The total fair value of stock options that vested during the nine months ended December 31, 2011 and 2010 was $380,000 and $218,000 respectively.

Our 2006 Stock and Incentive Plan also allows for our Compensation Committee to grant other stock-based benefits, including restricted shares.  Restricted shares are subject to risk of forfeiture for termination of employment.  The forfeiture risk generally lapses over a period of four years.

INDEX

The following table summarizes the activity related to our restricted shares during the nine months ended December 31, 2011:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value
Balance at March 31, 2011	55,000	$4.96
Shares granted	50,000	6.80
Shares vested	(16,000)	5.00		$79,000

Balance at December 31, 2011	89,000	$5.99	1.15	$534,000

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our Company’s common stock on the grant date.

As of December 31, 2011, we had approximately $1,196,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock options and restricted shares that we expect to recognize over a weighted-average period of approximately 2.1 years.

12. Savings and Retirement Plans

We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $157,000 for the nine months ended December 31, 2011.  No discretionary contributions were made to the U.S. plan for the nine months ended December 31, 2010.

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

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three and nine month periods ended December 31:

	Three Months Ended December 31		Nine Months Ended December 31
	2011	2010	2011	2010

Gross service cost	$19,000	$25,000	$58,000	$71,000
Interest cost	30,000	29,000	93,000	84,000
Expected return on assets	(5,000)	(13,000)	(15,000)	(37,000)
Amortization	1,000	4,000	5,000	13,000
Net periodic retirement cost	$45,000	$45,000	$141,000	$131,000

INDEX

Major assumptions used in the above calculations for the nine month periods ended December 31 include:

	2011	2010

Discount rate	5.50-6.20%	4.70-5.50%
Expected return on assets	5.00-6.20%	4.70-5.00%
Expected rate of increase in future compensation:
General	3.00%	3.00%
Individual	0.00-3.00%	0.00-3.00%

Both the Netherlands and United Kingdom pension plans are in an underfunded position and the funded status of the plans is shown as accrued pension liability. We made aggregate contributions of approximately $163,000 and $144,000, respectively, during the nine months ended December 31, 2011 and 2010 to the two defined benefit plans.

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

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries.  All intercompany balances are revolving in nature and we do not deem them to be long-term balances.  For the three months ended December 31, 2011 and 2010, we recognized foreign currency exchange (loss) gain of $(11,000) and $1,000 respectively.  For the nine months ended December 31, 2011 and 2010, we recognized foreign currency exchange (loss) gain of $(14,000) and $13,000 respectively.

14. Business Segment Information

We aggregate our operating segments into one reportable segment in accordance with the objectives and principles of the applicable guidance.

Sales to customers outside the United States for the three months ended December 31, 2011 and 2010 represented 33% and 42%, respectively, of our consolidated sales.  Sales to customers outside the United States for the nine months ended December 31, 2011 and 2010 represented 34% and 44%, respectively, of our consolidated sales.  Information regarding sales to customers by geographic area for the three and nine months ended December 31 is as follows:
	United States	United Kingdom	All Other Foreign Countries (1)	Consolidated

Three months ended December 31, 2011	$3,576,000	$524,000	$1,244,000	$5,344,000

Three months ended December 31, 2010	2,010,000	379,000	1,103,000	3,492,000

Nine months ended December 31, 2011	9,901,000	1,399,000	3,665,000	14,965,000

Nine months ended December 31, 2010	5,476,000	1,115,000	3,181,000	9,772,000

(1)	No country accounts for 10% or more of the consolidated sales

INDEX

Information regarding geographic area long-lived assets is as follows:

	United States	United Kingdom	The Netherlands	Consolidated

December 31, 2011	$548,000	$3,000	$629,000	$1,180,000

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

During both the three months ended December 31, 2011 and 2010, we recorded income tax expense of $9,000.  During the nine months ended December 31, 2011 and 2010, we recorded income tax expense of $32,000 and $28,000, respectively.  Income tax expense is attributed to our Netherlands subsidiary and U.S. State minimum taxes.

On December 31, 2011, we had a deferred tax asset of $84,000 attributed to our Netherlands subsidiary.  We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases.  We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences.

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

INDEX

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

We do not undertake, nor assume any obligation, to update any forward-looking statement that we may make from time to time.

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

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2011.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the three-month period ended December 31, 2011, and we have made no changes to these policies during fiscal 2012.

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

INDEX

We have sold Macroplastique for urological indications in over 40 countries outside the United States since 1991.  In October 2006, we received from the FDA pre-market approval for the use of Macroplastique to treat adult female stress urinary incontinence.  We began marketing Macroplastique in the United States in 2007.

We believe physicians prefer our products because they allow physicians to offer patients effective therapies that can be administered in office- or outpatient surgical-based settings and, to the extent reimbursement is available, provide the physicians a revenue stream to justify the use of our products.  We believe patients prefer our products because they are minimally invasive treatment alternatives that do not have the side effects associated with pharmaceutical treatment options nor the morbidity associated with surgery.

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

Subsequent to AMA’s advice to use an unlisted CPT code, we sponsored several clinical studies. Supported by publication of the positive results from these clinical studies in U.S. peer-reviewed journals, we applied for, and the AMA granted us, a new listed Category I CPT code for PTNS treatments effective in January 2011, the fourth quarter of our fiscal 2011.  The AMA advised us of this decision prior to the effective date and we began to expand our sales organization in the second half of fiscal 2011 in anticipation of increased growth resulting from expanded reimbursement coverage.  With the availability of the new Category I CPT code since January 2011, and expansion of reimbursement coverage and our employed sales organization, the use of Urgent PC and our sales from this product have increased.

In order for our business to continue to grow, there needs to be expanded third-party reimbursement coverage for PTNS treatments and we need to expand our sales coverage for Urgent PC.  Our initial focus for expanding reimbursement coverage has been on Medicare carriers, but we also continue to target selected private-payers.

To date, ten regional Medicare carriers representing 35 states, with approximately 31 million covered lives, have indicated they will provide coverage for PTNS treatments.  Three regional Medicare carriers representing 15 states, with approximately 17 million covered lives, continue to decline reimbursement coverage for PTNS treatments.  We continue to work to have the decision to deny coverage reversed by meeting with the Medical Directors of these carriers to present additional data that we believe justifies a change in their coverage decision.  We are participating with two Medicare beneficiaries who have filed appeals for reconsideration of the decisions of two Medicare carriers.  The appeals are pending resolution by administrative law judges.

We estimate that private payers providing insurance to approximately 84 million lives have elected to provide coverage for PTNS treatments.  We are working with the Medical Directors of a number of other private payers to provide coverage for PTNS treatments.

We expanded our U.S. field sales and support organization in fiscal 2011 from 16 to 31 employed representatives, and continued this expansion in fiscal 2012 to 42 employed representatives and two independent representatives on December 31, 2011.  Our employed sales representatives generated approximately 96% of our U.S. sales in the third quarter of fiscal 2012 compared with 89% in fiscal 2011.

We expect to further expand our U.S. field sales organization in the future, depending upon the pace of market acceptance and the expansion of third-party reimbursement coverage of our Urgent PC System.

To assist with the funding of these increased sales expenses and working capital, we completed a public offering of 4.6 million shares of our common stock at price of $3.50 per share in July 2010, generating net proceeds, after fees and expenses, of approximately $14.9 million.

INDEX

Results of Operations

Three and nine months ended December 31, 2011 compared to three and nine months ended December 31, 2010

Net Sales:  During the three months ended December 31, 2011, consolidated net sales of $5.3 million represented a $1.9 million, or a 53% increase, over net sales of $3.5 million for the three months ended December 31, 2010.

During the nine months ended December 31, 2011, consolidated net sales of $15.0 million represented a $5.2 million, or a 53% increase, over net sales of $9.8 million for the nine months ended December 31, 2010.  Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 50%.

The increase in consolidated net sales for the three and nine months ended December 31, 2011 is attributed primarily to the growth in U.S. sales.

Sales to customers in the U.S. of $3.6 million during the three months ended December 31, 2011, represented an increase of $1.6 million, or 78%, over net sales of $2.0 million for the three months ended December 31, 2010.

Sales to customers in the U.S. of $9.9 million during the nine months ended December 31, 2011, represented an increase of $4.4 million, or 81%, over net sales of $5.5 million for the nine months ended December 31, 2010.

Sales in the U.S. of our Urgent PC product increased 89% to $2.0 million for three months ended December 31, 2011, from $1.0 million for the same period last year.  Sales in the U.S. of our Urgent PC product increased 86% to $5.5 million for nine months ended December 31, 2011, from $3.0 million for the same period last year.  Sales increased because adoption and usage of the Urgent PC increased with the assignment of a new listed Category I  CPT code effective January 2011 and expanded reimbursement coverage by third-party payors as well as the impact of our expanded direct sales organization.

During the quarter ended December 31, 2011 we sold 2,531 Urgent PC lead set boxes to 500 customers in the US compared to 1,379 lead set boxes to 236 customers during the quarter ended December 31, 2010.  We have experienced an increase in the number of customers and sale of the lead sets over the prior fiscal quarter as customers have ramped-up their practice in light of the decision by several Medicare carriers and private payers to cover PTNS treatments.  In the quarter ended September 30, 2011, we sold 2,579 Urgent PC lead set boxes to 509 customers.  Sequentially, sales of our lead set boxes and the number of customers we sold to in the quarter ended December 31, 2011 were relatively flat compared with the quarter ended September 30, 2011.  We have now implemented changes in our sales process, sales representatives’ incentives and customer training which we anticipate will shorten the customer reorder interval, increase usage of lead sets and also promote addition of new customers.

Sales in the U.S. of our Macroplastique product increased 71% to $1.6 million for the three months ended December 31, 2011, from $925,000 for the same year-ago period.  Sales in the U.S. of our Macroplastique product increased 75% to $4.3 million for the nine months ended December 31, 2011, from $2.4 million for the same year-ago period.  Sales of our Macroplastique product increased over the corresponding periods last year because of our increased sales and marketing focus on this product and the discontinuation in the marketplace of a competing product.

Sales to customers outside the U.S. for the three months ended December 31, 2011 were $1.8 million compared to $1.5 million for the three months ended December 31, 2010, an increase of 19%.  Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 20%.  Sales for the three months ended December 31, 2011 include $581,000 of Urgent PC sales, which increased 69% from $344,000 for the same period last year.  Excluding the translation impact of fluctuations in foreign currency exchange rates, Urgent PC sales increased by approximately 70%.

Sales to customers outside the U.S. for the nine months ended December 31, 2011 were $5.1 million compared to $4.3 million for the nine months ended December 31, 2010, an increase of 18%.  Excluding the translation impact of fluctuations in foreign currency exchange rates, sales increased by approximately 11%.  Sales for the nine months ended December 31, 2011 include $1.4 million of Urgent PC sales, which increased 58% from $890,000 for the same period last year.  Excluding the translation impact of fluctuations in foreign currency exchange rates, Urgent PC sales increased by approximately 51%.

Gross Profit:  Gross profit was $4.6 million or 85.5% on net sales during the three months ended December 31, 2011, and $2.9 million, or 82.7% of net sales for the three months ended December 31, 2010.  Gross profit was $12.7 million, or 85.0% of net sales for the nine months ended December 31, 2011 and $8.1 million, or 82.5% for the nine months ended December 31, 2010.  The increase in the gross profit percentage for both periods is attributed primarily to a favorable impact of approximately 1.2 percentage points from an increase in capacity absorption, a favorable impact of approximately 1.0 percentage points from product mix, and a favorable impact from changes in the currency exchange rates from our foreign currency-denominated sales.

INDEX

General and Administrative Expenses (G&A):  G&A expenses of $925,000 during the three months ended December 31, 2011, increased $63,000 from $861,000 during the same period in 2010.  Included in the three-month period ended December 31, 2011 is $132,000 of non-cash, share-based compensation expense, compared with $100,000 in the three-month period ended December 31, 2010.  Excluding share-based compensation charges, G&A expenses increased by $31,000.

G&A expenses of $2.9 million during the nine months ended December 31, 2011, increased $280,000 from $2.6 million during the same period in 2010.  Included in the nine-month period ended December 31, 2011 is $296,000 of non-cash, share-based compensation expense, compared with $168,000 in the nine-month period ended December 31, 2010.  Excluding share-based compensation charges, G&A expenses increased by $152,000, primarily because of an increase in compensation costs and travel expenses.

Research and Development Expenses (R&D):  R&D expenses of $586,000 during the three months ended December 31, 2011, increased $163,000 from $424,000 during the same period in 2010.  The increase is attributed primarily to a $129,000 charge for expected payment to a third party for costs it incurred in developing tooling for a product we no longer plan to commercialize.

R&D expenses of $1.5 million during the three months ended December 31, 2011, increased $203,000 from $1.3 million during the same period in 2010.  The increase is attributed primarily to the $129,000 expected payment to the third party for the tooling development noted above, and a $76,000 increase in compensation costs, due to an increase in personnel.

Selling and Marketing Expenses (S&M):  S&M expenses of $3.9 million during the three months ended December 31, 2011, increased $1.0 million from $2.9 million during the same period in 2010.  S&M expenses during the three months ended December 31, 2011, increased primarily because of a $769,000 increase in compensation and commission costs as a result of the increase in our U.S. field sales organization, an increase in travel expense of $103,000, and an increase of $112,000 related to marketing activities.

S&M expenses of $11.4 million during the nine months ended December 31, 2011, increased $4.5 million from $6.9 million during the same period in 2010.  S&M expenses during the nine months ended December 31, 2011, increased primarily because of a $3.2 million increase in compensation and commission costs as a result of the increase in our U.S. field sales organization, an increase in travel expense of $553,000, an increase in consulting expense of $116,000, and an increase of $434,000 related to marketing activities.

We expanded our U.S. field sales and support organization starting in our fiscal 2011 third quarter to capitalize on increased interest in our Urgent PC product after the new CPT code became effective in January 2011, and we continued with that expansion in fiscal 2012.  Accordingly, we incurred increased S&M expenses in our current fiscal year compared to last year and expect to incur increased expenses during the remainder of our current fiscal year.

Amortization of Intangibles: Amortization of intangibles was $215,000 and $211,000 for the three months ended December 31, 2011 and 2010, respectively.  Amortization of intangibles was $642,000 and $633,000 for the nine months ended December 31, 2011 and 2010, respectively.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses and other non-operating costs when incurred.  Net other income was $3,000 and $21,000 for the three months ended December 31, 2011 and 2010, respectively.  Other income decreased as a result of a $7,000 decrease in interest income, a $12,000 decrease in foreign currency exchange gain, and a $1,000 decrease in interest expense.
Net other income was $31,000 and $61,000 for the nine months ended December 31, 2011 and 2010, respectively. Other income decreased as a result of a $7,000 decrease in interest income, a $27,000 decrease in foreign currency exchange gain, and a $4,000 decrease in interest expense.

Income Tax Expense:  During each of the three months ended December 31, 2011 and 2010, we recorded income tax expense of $9,000. During the nine months ended December 31, 2011 and 2010, we recorded income tax expense of $32,000 and $28,000, respectively.

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

INDEX

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

Our non-GAAP operating loss during the three months ended December 31, 2011 and 2010 was approximately $570,000 and $1,059,000, respectively.  Our non-GAAP operating loss during the nine months ended December 31, 2011 and 2010 was approximately $2.3 million and $2.2 million, respectively.  The decrease in non-GAAP operating loss for the three months ended December 31, 2011 over the corresponding period a year ago is attributed to the increase in sales and gross profit percent, which more than offset the increase in spending, primarily in selling and marketing.

		Expense Adjustments
Three-Months Ended	GAAP	Share-based Expense	Depreciation	Amortization	Non-GAAP
December 31, 2011
Gross Profit	$4,568,000	$6,000	$9,000		$4,583,000
% of sales	85.5%				85.8%
Operating Expenses
General and administrative	925,000	(132,000)	(40,000)		753,000
Research and development	586,000	(11,000)	(2,000)		573,000
Selling and marketing	3,903,000	(62,000)	(14,000)		3,827,000
Amortization	215,000			$(215,000)	-
	5,629,000	(205,000)	(56,000)	(215,000)	5,153,000
Operating Loss	$(1,061,000)	$211,000	$65,000	$215,000	$(570,000)

December 31, 2010
Gross Profit	$2,888,000	$4,000	$12,000		$2,904,000
% of sales	82.7%				83.2%
Operating Expenses
General and administrative	861,000	(100,000)	(38,000)		723,000
Research and development	424,000	(7,000)	(3,000)		414,000
Selling and marketing	2,872,000	(29,000)	(17,000)		2,826,000
Amortization	211,000			$(211,000)	-
	4,368,000	(136,000)	(58,000)	(211,000)	3,963,000
Operating Loss	$(1,480,000)	$140,000	$70,000	$211,000	$(1,059,000)

INDEX

		Expense Adjustments
Nine-Months Ended	GAAP	Share-based Expense	Depreciation	Amortization	Non-GAAP
December 31, 2011
Gross Profit	$12,720,000	$16,000	$25,000		$12,761,000
% of sales	85.0%				85.3%
Operating Expenses
General and administrative	2,889,000	(296,000)	(119,000)		2,474,000
Research and development	1,499,000	(30,000)	(8,000)		1,461,000
Selling and marketing	11,367,000	(161,000)	(39,000)		11,167,000
Amortization	642,000			$(642,000)	-
	16,397,000	(487,000)	(166,000)	(642,000)	15,102,000
Operating Loss	$(3,677,000)	$503,000	$191,000	$642,000	$(2,341,000)

December 31, 2010
Gross Profit	$8,063,000	$13,000	$43,000		$8,119,000
% of sales	82.5%				83.1%
Operating Expenses
General and administrative	2,609,000	(168,000)	(114,000)		2,327,000
Research and development	1,297,000	(20,000)	(8,000)		1,269,000
Selling and marketing	6,877,000	(88,000)	(51,000)		6,738,000
Amortization	633,000			$(633,000)	-
	11,416,000	(276,000)	(173,000)	(633,000)	10,334,000
Operating Loss	$(3,353,000)	$289,000	$216,000	$633,000	$(2,215,000)

Liquidity and Capital Resources

Cash Flows.

At December 31, 2011, our cash and cash equivalents and short-term investments balances totaled $12.3 million. Our long-term investments at December 31, 2011 were $4.4 million.

At December 31, 2011, we had working capital of approximately $13.2 million.  For the nine months ended December 31, 2011, we used $2.7 million of cash in operating activities, compared to $2.2 million of cash used in the same period a year ago.  We used cash of $2.3 million during the nine months ended December 31, 2011 to fund the $3.7 million operating loss net of $1.4 million of depreciation, equity compensation and other non-cash items. We also used approximately $520,000 of cash to finance working capital for increased receivables and inventory necessary to support increased sales, offset in part by increased payables related to compensation.

For the nine months ended December 31, 2011, we used $223,000 in investing activities to purchase property, plant and equipment compared with approximately $129,000 for the same period a year ago.

For the nine months ended December 31, 2011 we generated proceeds from financing activities of approximately $209,000 from the exercise of stock options, compared with $17.4 million for the same period a year ago primarily from the net proceeds of $14.9 million from a public offering of our common stock and $2.2 million from the exercise of warrants we had issued in previous financing transactions.

INDEX

Sources of Liquidity.

Uroplasty BV, our subsidiary in the Netherlands, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $648,000) credit line secured by our facility in Geleen, The Netherlands.  The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.25% base rate on December 31, 2011), subject to a minimum interest rate of 3.50% per annum.  We had no borrowings outstanding on this credit line at December 31, 2011.

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

Payments of our contractual obligations as of March 31, 2011, consisting of royalties, purchase commitments, and operating leases, are summarized by fiscal period below:

	Total	Fiscal 2012	Fiscal 2013 and 2014	Fiscal 2015 and 2016

Minimum royalty payments	$131,000	$14,000	$108,000	$9,000
Minimum purchase agreement	443,000	306,000	137,000	-
Operating lease commitments	455,000	49,000	363,000	43,000

Total contractual obligations	$1,029,000	$369,000	$608,000	$52,000

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

In addition to the direct financial impact, foreign currency exchange has an indirect financial impact on our results, including the effect on sales volumes within local economies and the impact of any pricing actions we may take as a result of foreign exchange rate fluctuations.  When the U.S. dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases.  When the U.S. dollar strengthens against foreign currencies, the dollar value of sales denominated in foreign currencies decreases.  A hypothetical 10% change in the value of the U.S. dollar in relation to our foreign currency exposures would have had an impact of approximately $506,000 on our fiscal 2012 nine months sales.  This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impacts on the related cost of sales and operating expenses in the applicable foreign currencies.

INDEX

Interest Rate Risk

Because we have no indebtedness, we have only limited interest rate risk.  Our primary market risk with financial instruments results from fluctuations in interest rates.  Our cash is invested in bank deposits, certificate of deposits, money market funds, and U.S. Government and Agency debt securities denominated in U.S. dollars, Euros and British pounds.  These investments are subject to interest rate risk and their value could be adversely affected by movements in interest rates.

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

Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the quarter ended December 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

As part of an informal policy to rotate committee and other roles among independent directors, effective November 30, 2011, R. Patrick Maxwell resigned as Chairman of the Board and James Stauner was appointed Chairman of the Board of the Company.

We issued our earnings release with respect to the quarter ended December 31, 2011 on January 26, 2012.  A copy of that earnings release is furnished (but not filed) as an exhibit to this Quarterly Report on Form 10-Q.

INDEX

ITEM 6. EXHIBITS

Exhibits

31.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)

99.1 Press Release dated January 26, 2012

101 Financial statements from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Income, (iii) the Condensed Consolidated Statement of Shareholders’ Equity, (iv) the Condensed Consolidated Statement of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.
Date: January 26, 2012	By: /s/ DAVID B. KAYSEN David B. Kaysen President and Chief Executive Officer
Date: January 26, 2012	By: /s/ MAHEDI A. JIWANI Mahedi A. Jiwani Chief Financial Officer