Form 10-K
period 2012-03-31
UROPLASTY INC
filed 2012-05-24
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2012

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
YES ☐   NO☒

The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of September 30, 2011 was $85,630,295.

As of May 24, 2012 the registrant had 20,808,532 shares of common stock outstanding.

Documents Incorporated By Reference: Portions of our Proxy Statement for our 2011 Annual Meeting of Shareholders (the “Proxy Statement”), are incorporated by reference in Part III.

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

 PART I

Item 1.  Description of Business

Overview

We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions.  You can access, free of charge, our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K and any other amendments to those reports, at our website www.uroplasty.com, or at the Commission’s website at www.sec.gov.

Our primary focus is on two products: the Urgent PC® Neuromodulation System, which we believe is the only FDA-cleared minimally invasive neuromodulation system that delivers percutaneous tibial nerve stimulation (PTNS) for office-based treatment of overactive bladder (OAB) and the associated symptoms of urinary urgency, urinary frequency, and urge incontinence; and Macroplastique® Implants,  an injectable  urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to intrinsic sphincter deficiency (ISD).  Outside of the U.S., our Urgent PC System is also approved for treatment of fecal incontinence, and Macroplastique is also approved for treatment of male stress incontinence, fecal incontinence, vocal cord rehabilitation and vesicoureteral reflux.

Our primary focus is on growth in the U.S. market, which we entered in 2005 with our Urgent PC System.  Prior to that time, essentially all of our business involved the sale of Macroplastique and other products outside of the U.S.  We believe the U.S. market presents a significant opportunity for growth in sales of our products.

The Urgent PC Neuromodulation System uses percutaneous stimulation to deliver to the tibial nerve electrical pulses that travel to the sacral nerve plexus, a control center for bladder function.  We have received regulatory clearances for sale of the Urgent PC System in the United States, Canada and Europe.  We launched sales of our second generation Urgent PC System in late 2006.  We have intellectual property rights relating to key aspects of our neuromodulation therapy.

We have sold Macroplastique for urological indications in over 40 countries outside the United States since 1991.  In October 2006, we received from the FDA pre-market approval for the use of Macroplastique to treat adult female stress urinary incontinence.  We began marketing Macroplastique in the United States in 2007.

We believe physicians prefer our products because they offer effective therapies for patients that can be administered in office- or outpatient surgical-based settings and, to the extent reimbursement is available, provide the physicians a profitable revenue stream.  We believe patients prefer our products because they are minimally invasive treatment alternatives that do not have the side effects associated with pharmaceutical treatment options nor the morbidity associated with surgery.

Developments

Our sales during the past four years have been significantly influenced by the availability of third-party reimbursement for PTNS treatments.  Sales of our Urgent PC System grew rapidly during fiscal 2007 and 2008 with rapid market acceptance of PTNS treatments that were reimbursed under a Current Procedure Technology (CPT®) code.  However, during the first quarter of fiscal 2009 the American Medical Association (AMA) advised the medical community that the previously recommended Category 1 CPT code for reimbursement for PTNS treatments should be replaced with an unlisted CPT code.  As a result, many third-party insurers delayed or denied reimbursement for PTNS treatments, and sales of our Urgent PC System in the U.S. declined from a peak of $2.2 million in the first quarter of our fiscal 2009 to a range of $0.9 million to $1 million per quarter in the six subsequent fiscal quarters ended December 2010.

We responded by sponsoring several randomized, controlled clinical studies over the following two years, and supported by publication of these clinical studies in U.S. peer-reviewed journals, we applied for, and effective January 2011 the AMA granted, a Category 1 CPT code for PTNS treatments.  The AMA advised us of this decision prior to the effective date and we began to expand our sales organization in anticipation of increased interest in our Urgent PC.  We have expanded our U.S. field sales and support organization from 15 employed sales representatives and six independent manufacturer’s representatives on April 1, 2010 to 39 employed sales representatives and one independent manufacturer’s representative on March 31, 2012.

We also focused our efforts on expanding reimbursement coverage with the Medicare carriers and private payers by instituting a comprehensive program to educate their medical directors regarding the clinical effectiveness, cost effectiveness and patient benefits of PTNS treatments using our Urgent PC System.  As of March 31, 2012, ten regional Medicare carriers representing 35 states, with approximately 31 million covered lives, provide coverage for PTNS treatments.  In addition, we estimate that private payers providing insurance to approximately 84 million lives provide coverage for PTNS treatments.

With the availability of a CPT Category 1 code and expanded reimbursement coverage from third-party payers, as well as an expanded sales organization, our U.S. Urgent PC sales of $7.8 million in the year ended March 31, 2012 grew 84% over sales during the year ended March 31, 2011.  In addition, because of the discontinuation in the marketplace of a competing product and our expanded sales organization, sales of our Macroplastique product in the U.S. of $5.9 million in the year ended March 31, 2012 grew 69% over sales during the year ended March 31, 2011.

At March 31, 2012, three regional Medicare carriers representing 15 states, with approximately 17 million covered lives, continued to decline reimbursement coverage for PTNS treatments.  We participated during fiscal 2012 with two Medicare beneficiaries who filed administrative appeals for reconsideration of the decisions of two of those regional Medicare carriers.  In April 2012, one of those two regional Medicare carriers, with 4.6 million covered lives, retired its negative coverage decision, and subsequently in May 2012 published their decision to provide coverage for PTNS treatments retroactive to April 9, 2012.  The second appeal remains pending.  We also understand that in calendar 2012, and as part of the plans announced by the Centers for Medicare and Medicaid Services to consolidate the regional carriers, two regional Medicare carriers currently reimbursing for PTNS treatments are expected to be consolidated into the regional Medicare carrier that recently retired its negative policy.

The Centers for Medicare and Medicaid Services expects to continue to consolidate the regional Medicare claims administrators and there is no guarantee that Medicare beneficiaries in a region with reimbursement coverage will continue to be reimbursed when consolidated into a regional Medicare carrier with a negative reimbursement policy, or, if reimbursed, the coverage would remain unchanged.  We continue to work with the medical directors of both Medicare and private payers to expand coverage of PTNS treatments, and to ensure that coverage continues after the number of Medicare regions is decreased and regional Medicare administrators are transitioned.

We expect to further expand our U.S. field sales organization in the future, primarily to grow our U.S. Urgent PC sales.  We do not expect to see significant growth in our U.S. Macroplastique business.  The ultimate size of the field sales organization and the pace of expansion will depend upon the pace of market acceptance and expansion of third-party reimbursement coverage of our Urgent PC System.

Market

Neuromodulation Market

Neuromodulation therapy, which uses a low-voltage electrical current to treat medical conditions affecting parts of the nervous system, has grown dramatically in recent years.  FDA-cleared neuromodulation devices are currently utilized to treat a range of indications, including voiding dysfunctions, chronic pain, epilepsy, essential tremor, Parkinson’s disease, hearing loss and depression.  These devices are implanted in the body or used in a non-invasive manner to stimulate parts of the nervous system, including the spinal cord, sacral nerves, tibial nerve and vagus nerve, among other areas.  We believe the neuromodulation market represents a significant opportunity for us in the treatment of OAB and associated symptoms of urinary urgency, urinary frequency, and urge incontinence.

Voiding Dysfunction Market

Voiding dysfunctions affect urinary or bowel control and can result in uncontrolled bladder sensations (overactive bladder) or unwanted leakage (urinary or bowel/fecal incontinence).  Urinary incontinence is defined as the involuntary loss of urine, and is a very common health problem, especially among women.  In 2007, the US Department of Health and Human Services, Public Health Service, National Institutes of Health, National Institute of Diabetes and Digestive and Kidney Diseases reported that, depending on the definition of urinary incontinence used, 5% to 50% of the adult U.S. population suffers from some form of urinary incontinence.  The prevalence of urinary incontinence increases with advancing age, and the prevalence of U.S. population with urinary incontinence is expected to grow over the next decades as the U.S. population ages.  Urinary incontinence often results in social isolation, depression, and poor self-rated health and quality of life, and is a significant medical condition with considerable public health impact.

When patients seek treatment for voiding dysfunction, physicians generally assess the severity of the symptoms as mild, moderate or severe.  Regardless of the degree of severity, physicians usually first prescribe conservative therapy such as dietary changes, fluid management, bladder habit changes and pelvic floor muscle therapy.  Because most patients do not respond to this conservative therapy, physicians often next prescribe anticholinergic drugs.  For patients with the most severe conditions, and for the many patients who cannot tolerate the side effects of the drugs, the remaining options have historically been surgical intervention or surgical implantation of a sacral nerve stimulation device.  We believe that with our Urgent PC System, an office-based, minimally invasive treatment solution, we are uniquely positioned to serve the many patients who find these other treatment options unsatisfactory, including the up to about 80% of the patients who discontinue drugs within one year due to poor efficacy or intolerance of side effects.

We believe that over the next several years a number of key demographic and technological factors will accelerate growth in the market for medical devices to treat OAB and other urinary and bowel voiding dysfunctions.  These factors include the following:

●
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

●
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

●	Aging population. The number of individuals developing voiding dysfunctions will increase as the population ages and as life expectancies rise.

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

Neuromodulation.  Normal urinary control is dependent upon properly functioning neural pathways and coordination among the central and peripheral nervous systems, the nerve pathways, the bladder and the sphincter.  Unwanted, uncoordinated or disrupted signals along these pathways can lead to OAB symptoms.  Therapy using neuromodulation incorporates electrical stimulation to target specific neural tissue and “jam” the pathways transmitting unwanted signals.  To alter bladder function, stimulation must be delivered to the sacral nerve plexus, which innervates the bladder and pelvic floor.  Neuromodulation to treat OAB may be performed by a surgically implanted sacral nerve stimulation device or performed in a physician’s office by the non-surgical PTNS procedure delivered by the Urgent PC.

●
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

●
Minimally Invasive.  PTNS delivers stimulation to the sacral nerve plexus by temporarily applying electrical pulses to the posterior tibial nerve, accessed through a non-surgical, percutaneous approach on the lower leg.  Neuromodulation using PTNS has a therapeutic effect documented in published clinical studies.  PTNS has a low risk of complications and is typically performed in a physician’s office, quite often by a physician’s assistant, because it is a non-surgical treatment.

Uroplasty Solution

Urgent PC Neuromodulation System

The Urgent PC Neuromodulation System is a minimally invasive nerve stimulation device designed for office-based treatment of OAB and the associated symptoms of urge incontinence, urinary urgency and urinary frequency.  Using a small-gauge needle electrode inserted above the ankle, the Urgent PC System delivers electrical impulses to the tibial nerve that travel to the sacral nerve plexus, a control center for pelvic floor and bladder function.

We believe that the Urgent PC System is the only FDA-cleared PTNS device in the United States market for treatment of OAB.  Components of the Urgent PC Neuromodulation System include a hair-width needle electrode, a lead set and an external, handheld, battery-powered stimulator.  For each 30-minute office-based therapy session, the physician or other qualified health care provider inserts the needle electrode above the ankle and connects the electrode to the stimulator.  Typically, a patient undergoes a course of 12 consecutive weekly treatments, and, as needed, a personal treatment plan with follow-up single treatments at lesser frequency to sustain the therapeutic effect.

In late 2005, we received regulatory clearances for sale of the Urgent PC System in the United States, Canada and Europe.  Subsequently, we launched the System for sale in those markets.  We launched our second generation Urgent PC System in late 2006.

Urinary Incontinence

Causes of Urinary Incontinence

The mechanisms of urinary continence are complex and involve the interaction among several anatomical structures.  In females, urinary continence is controlled by the sphincter muscle and pelvic floor support structures that maintain proper urethral position.  The sphincter muscle surrounds the urethra and provides constrictive pressure to prevent urine from flowing out of the bladder, especially with increased intra-abdominal pressure.  Urination occurs when the sphincter relaxes as the bladder contracts, allowing urine to flow through the urethra. Incontinence may result when any part of the urinary tract fails to function as intended.  Incontinence may be caused by damage during childbirth, pelvic trauma, spinal cord injuries, neurological diseases (e.g., multiple sclerosis and poliomyelitis), birth defects (e.g., spina bifida) and degenerative changes associated with aging.

Types of Urinary Incontinence

There are four types of urinary incontinence:

●
Stress Urinary Incontinence — Stress urinary incontinence (SUI), refers to the involuntary loss of urine due to an increase in intra-abdominal pressure from ordinary physical activities, such as coughing, sneezing, laughing, straining or lifting.  SUI, the most common form of urinary incontinence among women, is estimated to affect almost 30 million women over the age of 18 in the U.S. (Hampel et al., 1997 and 2000 U.S. census data).   SUI is caused by urethral hypermobility and/or intrinsic sphincter deficiency (ISD).  Urethral hypermobility – abnormal movement of the bladder neck and urethra – occurs when the anatomic supports for the bladder neck and urethra have weakened.  This anatomical change is often the result of pregnancy or childbirth.  SUI can also be caused by ISD, or the inability of the sphincter valve or muscle to function properly.  ISD can be due to congenital sphincter weakness or can result from deterioration of the urethral muscular wall due to aging or damage following trauma, spinal cord lesion or radiation therapy.

●
Urge Incontinence — Urge incontinence refers to the involuntary loss of urine associated with an abrupt, strong desire to urinate.  Urge incontinence often occurs when neurologic problems cause the bladder to contract and empty with little or no warning, and is part of the overactive bladder syndrome.

●	Overflow Incontinence — Overflow incontinence is associated with an over-distention of the bladder. This can be the result of an under-active bladder or an obstruction in the bladder or urethra.

●
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

Treatment

Injectable Bulking Agents.  Urethral bulking agents (UBAs) are injected into the area around the urethra, to augment the surrounding tissue for increased capacity to control the release of urine for patients with SUI.  Hence, these materials are often called “bulking agents” or “injectables” and are an attractive alternative to surgery because they are considerably less invasive, offer a quick recovery, and do not require the use of an operating room for placement; UBAs can be implanted in an office or out-patient facility.  Additionally, the use of a UBA does not preclude the subsequent use of more invasive treatments if required.  Furthermore, UBAs may be used to resolve lingering symptoms for patients who have undergone certain more invasive treatments, such as mid-urethral slings, which failed to completely resolve the stress urinary incontinence conditions.

Surgery.  In women, SUI may be corrected through surgery with a mid-urethral sling which provides a hammock-type support for the urethra to prevent its downward movement and the associated leakage of urine.

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

We have sold Macroplastique for several urological indications in over 40 countries outside the United States since 1991.  In October 2006, we received FDA pre-market approval for the use of Macroplastique to treat adult female SUI due to ISD.  We began marketing Macroplastique in the United States in early 2007.

Other Uroplasty Products

We also market outside of the U.S. minimally invasive products to address fecal incontinence (sometimes referred to as bowel incontinence).  Our PTQ® Implants offer minimally-invasive, soft-textured permanent implant for treatment of fecal incontinence.  PTQ is implanted circumferentially into the submucosa of the anal canal, creating a “bulking” and supportive effect around the anal sphincter.  PTQ is CE marked and currently sold outside the United States in various international markets.  The Urgent PC Neuromodulation System is also CE marked and sold outside of the United States for the treatment of fecal incontinence.

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

Uroplasty Strategy

Our goal is to become the leading provider of minimally invasive, office- and outpatient surgical-based solutions to treat and improve the quality of life for patients suffering the physical and emotional stress resulting from voiding dysfunction problems.  We believe that with our Urgent PC Neuromodulation System and Macroplastique products we can increasingly garner the attention of key physicians and distributors to grow our revenue.  The key elements of our strategy are to:

●
Increase market coverage in the United States.  We believe the United States presents a significant opportunity for growth in sales of our products.  In order to grow our business in the United States, we anticipate further increasing our sales and marketing organization, as needed, to support our sales growth.

●
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

●
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

●
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

●
Obtain FDA clearance to expand use of our Urgent PC System for other indications.  Our Urgent PC Neuromodulation System is CE marked and sold outside of the United States for the treatment of fecal incontinence.  We intend to explore the commercialization in the U.S of the Urgent PC System for the treatment of fecal incontinence.  To commercialize the product in the U.S. for the treatment of fecal incontinence, we will need to conduct clinical trials for FDA clearance and for seeking reimbursement coverage from third-party payers.  Prior to conducting a pivotal clinical study needed for FDA clearance, our plans are to undertake in fiscal 2013 a multiyear pilot clinical trial.

●
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

In fiscal 2013 we plan to start on a multiyear clinical trial and product design and development work, based on a patent we hold, for a minimally-invasive implantable tibial nerve stimulator for treatment of OAB.  Our initial plans are to seek regulatory approval and CE Mark to commercialize the product in Europe, with subsequent plans to seek regulatory approval to commercialize the product in the U.S.

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

Outside of the United States, we sell our products primarily through a direct sales organization in the United Kingdom and The Netherlands, and in all other markets primarily through distributors.  Each of our distributors has a territory-specific distribution agreement, including requirements indicating they may not sell products that compete directly with ours.  Collectively, distributors accounted for approximately 17%, 25% and 28% of our total net sales for fiscal 2012, 2011 and 2010, respectively.

We use clinical studies and worldwide scientific community awareness programs to demonstrate the safety and efficacy of our products.  This data is important to obtain regulatory approval and to support our sales staff and distributors in securing product reimbursement in their territories.  Publications of clinical data in peer-reviewed journals and presentations at professional society meetings by clinical researchers add to the scientific community awareness of our products, including patient indications, treatment technique and expected outcomes.  We provide a range of activities designed to support physicians in their clinical research.

Third-Party Reimbursement

In the United States as well as in foreign countries, sales of our products depend in significant part on the availability of reimbursement from third-party payers.  In the United States, third-party payers consist of government programs such as Medicare, private health insurance plans, managed care organizations and other similar programs.  For any product, three factors are critical to reimbursement:

●	coding, which ensures uniform descriptions of procedures, diagnoses and medical products;

●	coverage, which is the payer’s policy describing the clinical circumstances under which it will pay for a given treatment; and

●	payment processes and amounts.

We believe the availability of a Category 1 CPT code for PTNS treatments has encouraged, and will continue to encourage, broader use of and reimbursement for our Urgent PC System in the U.S.

Outside of the U.S., Urgent PC treatments are reimbursed under an available reimbursement code in the Netherlands.  In other countries in Europe there are no specific reimbursement codes for Urgent PC treatments and generally reimbursement is from fund-holder trusts or global hospital budgets.

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

Manufacturing and Suppliers

We subcontract the manufacturing of the Urgent PC System and its related components, and have a U.S. FDA-registered manufacturing facility in Minnetonka, Minnesota, where we manufacture all of our tissue bulking products.  Our facility uses dedicated heating, cooling, ventilation and high efficiency particulate air filtration systems to provide cleanroom and other controlled working environments.  Our trained technicians perform all critical manufacturing processes in qualified environments according to validated written procedures.  We use qualified vendors to sterilize our products using validated methods.

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

Competition

The market for voiding dysfunction products is intensely competitive.  Competitors offer management and curative treatments, including neuromodulation devices, urethral injectables and urethral sling products.  Indirect and future competitors include drug companies and medical device firms developing new or improved treatment methods.  We believe the principal decision factors among treatment methods include physician and patient acceptance of the treatment method, cost, availability of third-party reimbursement, and marketing and sales coverage.  In addition to adequately addressing the decision factors, our ability to compete in this market will also depend on the consistency of our product quality as well as delivery and product pricing.  Other factors affecting our success include our product development and innovation capabilities, clinical study results, ability to obtain required regulatory approvals, ability to protect our proprietary technology, manufacturing and marketing capabilities and ability to attract and retain skilled employees.

We believe the Urgent PC Neuromodulation System offers a minimally invasive, office-based treatment alternative to the more invasive implantable Medtronic InterStim® device.  The Urgent PC System is another alternative in the continuum of care for OAB patients.  Conservative therapies such as dietary restrictions, pelvic floor exercises, bladder retraining, biofeedback and drugs usually precede Urgent PC treatments.  The Medtronic InterStim device, which stimulates the sacral nerve, requires surgical implantation of a lead near the patient’s spine in addition to a battery powered stimulator in the buttocks.  In contrast, the Urgent PC Neuromodulation System allows minimally invasive stimulation of the sacral nerve plexus in an office-based setting without any surgical intervention.  Other companies may also enter the U.S. market with neuromodulation or other products for the treatment of OAB.  We understand Johnson & Johnson and EM Kinetics, with their nerve stimulation systems, are conducting clinical trials to demonstrate effectiveness, and Allergan, Inc., with their Botulinum toxin A (Botox®), just completed their phase III clinical trials with plans to commercialize the product.

Our Urgent PC Neuromodulation System also competes with anticholinergic medications such as Detrol® and Toviaz® (both by Pfizer Inc.); Ditropan® (Johnson and Johnson); Enablex® (Novartis); Sanctura® (Allergan)and Vesicare® (GlaxoSmithKline). These medications treat symptoms of overactive bladder, some by preventing unwanted bladder contractions and others by tightening the bladder or urethra muscles or by relaxing bladder muscles.  We believe our Urgent PC Neuromodulation System competes effectively against these drugs for many patients because these drugs often have unwanted side effects such as dry eyes, dry mouth, constipation, cognitive changes and blurred vision.

Injectable urethral bulking agents for SUI competing directly with Macroplastique in the United States include: Durasphere® manufactured by Carbon Medical Technologies and distributed by Coloplast; and Coaptite®  manufactured by BioForm, Inc. and distributed by Boston Scientific.  We believe Macroplastique competes favorably against these products because it will not degrade, resorb or migrate, has no special preparation or storage requirements, and is safe and effective for treating adult female stress urinary incontinence.

Outside of the United States, Deflux® (manufactured by Q-Med AB, Sweden and distributed by Salix Pharmaceuticals) and Bulkamid® (manufactured by Contura, Denmark and distributed by Johnson and Johnson) compete with Macroplastique for vesicoureteral reflux and SUI, respectively.

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

United States

Our products are regulated in the United States as medical devices by the FDA under the Food, Drug and Cosmetic Act, or FDC Act.  Noncompliance with applicable requirements can result in, among other things:

●	fines, injunctions, and civil penalties;

●	recall or seizure of products;

●	operating restrictions, or total or partial suspension of production;

●	denial of requests for 510(k) clearance or pre-market approval of new products;

●	withdrawal of existing approvals; and

●	criminal prosecution.

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

After a device is placed on the market, numerous regulatory requirements apply.  These include:

●	Quality System Regulations, which require manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

●
labeling regulations, which govern product labels and labeling, prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling and promotional activities;

●
medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; and

●	notices of correction or removal, and recall regulations.

The FDC Act requires that medical devices be manufactured in accordance with FDA’s current Quality System Regulations, which require, among other things, that we:

●	regulate our design and manufacturing processes and control them by the use of written procedures;

●	investigate any deficiencies in our manufacturing process or in the products we produce;

●	keep detailed records and maintain a corrective and preventative action plan; and

●	allow FDA to inspect our manufacturing facilities on a periodic basis to monitor our compliance with Quality System Regulations.

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

In the U.S. and throughout the European Union, we have registered “Uroplasty” as our Company name, “Urgent” for our neuromodulation product, “Macroplastique” for our urological tissue bulking products, “VOX” for our otolaryngology tissue bulking products, and “PTQ” for our colorectal tissue bulking products.

We have certain royalty agreements under which we pay royalties on sales of Macroplastique and the Macroplastique implantation needle-positioning device.

Research and Development

We have a research and development program to develop, enhance and evaluate potential new incontinence products for which we incur costs for regulatory submissions, regulatory compliance and clinical research.  Our expenditures for clinical research include studies for new applications or indications for existing products, post-approval regulatory compliance and marketing and reimbursement approval by third-party payers.  Our expenditures for research and development totaled approximately $1.9 million, $1.7 million and $1.8 million for fiscal 2012, 2011 and 2010, respectively.

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

Dependence on Major Customers

During fiscal 2012, 2011 and 2010, none of our customers accounted for 10% or more of our net sales.

Backlog

We did not have significant backlog at fiscal year end 2012, 2011 or 2010.  We process customer orders generally within one or two days of receipt of the order.

Employees

As of March 31, 2012, we had 108 employees, of which 104 were full-time and 4 were part-time.  No employee was subject to a collective bargaining agreement.  We believe we maintain good relations with our employees.

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

Our wholly owned foreign subsidiaries and their respective principal functions are as follows:

Uroplasty BV
Incorporated in The Netherlands, distributes the Urgent PC Neuromodulation System, Macroplastique Implants, VOX Implants, PTQ Implants, all of their accessories, and wound care products. Products are sold primarily through distributors.

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

We continue to incur losses and may never reach profitability

We have incurred net losses in each of the last five fiscal years.  As of March 31, 2012, we had an accumulated deficit of approximately $36 million primarily because of costs relating to the development, including seeking regulatory approvals, and commercialization of our products.  We expect our operating expenses relating to sales and marketing activities, product development and clinical trials, including an FDA-mandated post-market clinical study for our Macroplastique product, will continue during the foreseeable future.  To achieve profitability, we must generate substantially more revenue than we have in prior years.  Our ability to achieve significant revenue growth will depend, in large part, on our ability to achieve widespread market acceptance and third-party reimbursement for our products and successfully expand our business in the U.S.  We may never achieve substantial market acceptance, realize significant revenue from the sale of our products or be profitable.

The use and acceptance of our products is heavily dependent upon the availability of third-party reimbursement for the procedures in which our products are used.

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

Even if a procedure is eligible for reimbursement, the level of reimbursement may not be adequate to justify the use of our products.  In addition, third-party payers may deny reimbursement if they determine that the device used in the treatment was not cost-effective or was used for a non-approved indication, particularly if there is not a published CPT code for reimbursement.  For example, in 2009, the AMA advised the medical community that the previously recommended Category 1 CPT code for PTNS treatments should be replaced with an unlisted code.  As a result, many third-party insurers delayed or denied reimbursement for PTNS treatments, significantly impacting the sales of our Urgent PC, until a new code was effective in January 2011.

The availability of the new Category 1 CPT code for PTNS treatments has encouraged broader use of our Urgent PC Neuromodulation System, but it has not resulted in universal coverage and there can be no assurance that additional payers will agree to create coverage policies or that the policies, if they create, will provide adequate reimbursement, that existing coverage will not again be challenged (as it was in fiscal 2009), or that government actions will not decrease the level of reimbursement.

Reimbursement and healthcare payment systems in international markets vary significantly by country, with some countries offering government-sponsored healthcare or private insurance, or both.  In many countries where there is government-sponsored healthcare reimbursement, decisions are made by individual hospitals with the government setting an upper limit of reimbursement.  In most foreign countries, there are also insurance systems that may offer payments for alternative procedures.   We cannot be certain that we, or in countries in which we work with our distributors, will successfully and cost-effectively manage all of these payment systems.

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

Medicare claims administrators are scheduled to undergo consolidation and reimbursement could be affected by this consolidation.

The Centers for Medicare and Medicaid Services expects to consolidate the Medicare claims regions over the next several years, and to correspondingly reduce or consolidate claims administrators.  To the extent that, as part of this consolidation, regions in which there is coverage for PTNS treatments are consolidated into a region that does not provide coverage for PTNS treatments,  it is unclear whether PTNS treatments using our Urgent PC will continue to be reimbursed, or, if reimbursed, whether the coverage will remain unchanged.  Some of the future consolidation decisions have been announced and are currently being disputed by administrators whose regions were reduced or eliminated, creating uncertainty in the marketplace.  Accordingly, this consolidation process and the uncertainty it creates could negatively impact reimbursement for PTNS treatments using our products, and negatively impact our sales.

We cannot predict how quickly or how broadly the market will accept our products.

In addition to the availability of third-party reimbursement, market acceptance of our products will depend on our ability to demonstrate the safety, clinical efficacy, perceived benefits, and cost-effectiveness of our products compared to products or treatment options of our competitors.  We cannot assure you that we will be successful in educating the marketplace about the benefits of our products.  Our Urgent PC product requires a new treatment protocol for the physicians and their staff to implement repeatedly.  Even if customers accept our products, this acceptance may not translate into repeat sales if our customers do not fully adopt the new treatment protocol in their practice.

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

In the U.S., we have a sales organization consisting primarily of direct sales representatives, and a marketing organization to market our products directly and support our distributor organizations.  We expect to expand our sales and marketing organization, as needed to support our growth.  We have and will continue to incur significant continued additional expenses to support this organization.  We cannot be certain that our sales organization will be able to generate sales of Urgent PC at levels that justify its expense, or even if it can, that we will be able to recruit, train, motivate or retain qualified sales and marketing personnel or independent sales representatives.  Outside of the United States, United Kingdom and The Netherlands, we sell our products through a network of independent distributors.  Our ability to increase product sales in foreign markets will largely depend on our ability to develop and maintain relationships with our distributors and on their ability to successfully market and sell our products.  We may not be able to retain distributors who are willing to commit the necessary resources to market and sell our products to the level of our expectations.  Failure to maintain or expand our distribution channels or to recruit, retain and motivate qualified personnel could have a material adverse effect on our product sales and revenues.

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

Currently, we are dependent on sales of our Urgent PC System and Macroplastique products.  In fiscal 2012, sales of our Urgent PC System and Macroplastique accounted for approximately 48% and 49%, respectively, of our total revenue.  If demand for any or both of the product lines declines, our revenues and business prospects may suffer.

We may require additional financing and may find it difficult to obtain the financing on favorable terms, or at all.

Our future liquidity and capital requirements will depend on numerous factors, including: the timing and cost required to expand our sales, marketing and distribution capabilities in the United States markets; the cost and effectiveness of our marketing and sales efforts of our products in international markets; the effect of competing technologies and market, reimbursement and regulatory developments; and the cost involved in protecting our proprietary rights.  Although we currently have an adequate cash balance, we may need to raise additional financing to support our operations and planned growth activities in the future because we have yet to achieve profitability and generate positive cash flows.  Any equity financing could substantially dilute your equity interests in our company and any debt financing could impose significant financial and operational restrictions on us.  We cannot assure you that we will obtain additional financing on acceptable terms, or at all.

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

The production and marketing of our products and our ongoing research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad.  U.S. and foreign regulations applicable to medical devices are wide-ranging and govern, among other things, the testing, marketing and pre-market review of new medical devices, and the manufacturing practices, reporting, advertising, exporting, labeling and record keeping procedures.  We are required to obtain regulatory approval or clearance before we can market our products in the United States and certain foreign countries.  The regulatory process requires significant time, effort and expenditures to bring our products to market, and we cannot assure you that the regulatory authority we currently possess to market our products will remain available, or that we will be able to obtain authority to sell new or existing products in new markets.  Further the manufacture and manufacturing facilities of medical products are subject to periodic reviews and inspection by the FDA and foreign regulatory authorities.  Our failure to comply with regulatory requirements could result in governmental agencies:

●	imposing fines and penalties on us;

●	preventing us from manufacturing or selling our products;

●	bringing civil or criminal charges against us;

●	delaying the introduction of our new products into the market;

●	enforcing operating restrictions on us;

●	recalling or seizing our products; or

●	withdrawing or denying approvals or clearances for our products.

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

The medical device industry is litigious with respect to patents and other intellectual property rights.  Companies operating in our industry routinely seek patent protection for their product designs, and many of our principal competitors have large patent portfolios.  Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage.  Whether a product infringes a patent involves complex legal and factual issues, the determination of which is often uncertain.  We face the risk of claims that we have infringed on third parties’ intellectual property rights.  Our efforts to identify and avoid infringing on third parties’ intellectual property rights may not always be successful.  Any claims of patent or other intellectual property infringement, even those without merit, could:

●	be expensive and time consuming for us to defend;

●	result in us being required to pay significant damages to third parties;

●	cause us to cease making or selling products that incorporate the challenged intellectual property;

●	require us to redesign, reengineer or rebrand our products, if feasible;

●
require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property, which agreements may not be available on terms acceptable to us, or at all;

●	divert the attention of our management; or

●	result in our customers or potential customers deferring or limiting their purchases or use of the affected products until resolution of the litigation.

In addition, new patents obtained by our competitors could threaten our product’s continued life in the market even after it has already been introduced.

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

Even if we complete future acquisitions, our business, financial condition and the results of operations could be negatively affected because:

●	we may be unable to integrate the acquired business or products successfully and realize anticipated economic, operational and other benefits in a timely manner; and

●	the acquisition may disrupt our ongoing business, distract our management and divert our resources.

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

We derived approximately 33% of our sales in fiscal 2012 from customers and operations in international markets and expect such sales to continue to represent a significant portion of our revenues.  The sale and shipping of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to a number of risks, including:

●	the imposition of additional U.S. and foreign governmental controls or regulations;

●	the imposition of costly and lengthy export licensing requirements;

●	local political and economic instability;

●	fluctuations in the value of the U.S. dollar relative to foreign currencies;

●	difficulties in recruiting and maintaining distributors and staff in remote locations, including sales people;

●	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;

●	the imposition of new trade restrictions;

●	the imposition of restrictions on the activities of foreign agents, representatives and distributors;

●	foreign taxation compliance and penalties;

●	pricing pressure that we may experience internationally;

●	laws and business practices favoring local companies;

●	longer payment cycles;

●	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems; and

●	difficulties in enforcing or defending intellectual property rights.

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

Our stock price may fluctuate and be volatile.

The market price of our common stock may be subject to significant fluctuations due to the following factors, among others:

●	variations in our quarterly financial results;

●	developments regarding regulatory clearances or approvals of our products;

●	market acceptance of our products;

●	the success of our efforts to acquire or license additional products;

●	announcements of new products or technologies by us or our competitors;

●	developments regarding our patents and proprietary rights or those of our competitors;

●	developments in U.S. or international reimbursement systems;

●	changes in accounting standards, policies, guidance or interpretations;

●	sales of substantial amounts of our stock by existing shareholders; and

●	general economic conditions, including the current economic downturn.

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

We have a significant number of equity instruments outstanding subject to conversion to our common stock.  As of March 31, 2012, we have 2.1 million shares of our common stock subject to outstanding options.

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

Item 3.  Legal Proceedings

There are no material pending legal proceedings other than ordinary routine litigation incidental to the Company’s business.

Item 4.  Mine Safety Disclosures

Not applicable.

 PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.  Our common stock has been listed on the NASDAQ Capital Market under the symbol “UPI” since July 12, 2010, and was listed on the NYSE AMEX prior to that date.

The following table sets forth the high and low closing prices for our common stock for our fiscal years ended March 31, 2012 and 2011 as reported on the NYSE AMEX and, on and after July 12, 2010, the NASDAQ Capital Markets.

Fiscal year ended March 31, 2012	Low	High

First Quarter	$6.33	$8.32
Second Quarter	4.50	9.00
Third Quarter	3.87	5.85
Fourth Quarter	2.66	4.45

Fiscal year ended March 31, 2011	Low	High

First Quarter	$2.23	$6.49
Second Quarter	3.64	4.81
Third Quarter	3.66	5.81
Fourth Quarter	4.24	6.63

Fiscal year ended March 31, 2010	Low	High

First Quarter	$0.66	$1.07
Second Quarter	0.61	1.26
Third Quarter	1.03	2.03
Fourth Quarter	1.44	2.25

As of March 31, 2012, we had approximately 350 holders of record of our common stock.  Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

Securities Authorized for Issuance Under Equity Compensation Plans.  The following table provides particular information regarding our equity compensation plans as of March 31, 2012.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity Compensation Plans Approved by Security Holders (1)	1,183,000	$3.33	1,141,000

Equity Compensation Plans Not Approved by Security Holders (2)	900,000	$4.05	-

Total	2,083,000	$3.64	1,141,000

(1)	Consists of options outstanding under our 2006 Amended Stock and Incentive Plan.

(2)	Represents non-qualified options to purchase shares of our common stock (all of which are vested), granted outside of any plan.

Stock Performance Graph.  The following graph compares the 5-year cumulative total shareholder return of our common stock to the NASDAQ U.S. index and to the NASDAQ Surgical and Medical Instruments and Supplies Index, assuming an initial investment of $100.

Item 6.  Selected Financial Data

Summary Statement of Operations Data (in thousands except per share data)

For the fiscal year ended March 31,
	2012	2011	2010	2009	2008
Net sales	$20,562	$13,787	$11,863	$14,742	$13,856
Gross profit	17,525	11,401	9,804	12,458	10,921
Operating loss	(4,266)	(4,698)	(3,203)	(3,622)	(3,929)
Net loss	(4,250)	(4,648)	(3,204)	(3,578)	(3,824)
Basic and diluted loss per share	$(0.21)	$(0.25)	$(0.21)	$(0.24)	$(0.28)
Basic and diluted weighted average shares outstanding	20,690	18,874	14,944	14,923	13,839
Other data
Share-based expense, and depreciation and amortization	$1,803	$1,553	$1,553	$1,885	$2,111

Summary Balance Sheet Date (in thousands)

At March 31,
	2012	2011	2010	2009	2008
Working capital	$13,081	$14,650	$6,056	$7,838	$10,579
Total assets	22,291	25,727	11,574	14,681	19,290
Shareholders’ equity	19,235	22,629	9,215	12,309	15,603

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

Overview

We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions.  Our primary focus is on two products: the Urgent PC® Neuromodulation System, which we believe is the only FDA-cleared minimally invasive, office-based neuromodulation therapy for the treatment of overactive bladder (OAB) and associated symptoms of urinary urgency, urinary frequency, and urge incontinence; and Macroplastique® Implants a urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to intrinsic sphincter deficiency (ISD).  Outside of the U.S., our Urgent PC System is also approved for treatment of fecal incontinence, and Macroplastique is also approved for treatment of male stress incontinence and vesicoureteral reflux.

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

We responded by sponsoring several randomized, controlled clinical studies over the following two years, and supported by publication of these clinical studies in U.S. peer-reviewed journals, we applied for, and effective January 2011 the AMA granted, a Category 1 CPT code for PTNS treatments.  The AMA advised us of this decision prior to the effective date and we began to expand our sales organization in anticipation of increased interest in our Urgent PC.  We have expanded our U.S. field sales and support organization from 15 employed sales representatives and six independent manufacturer’s representatives on April 1, 2010 to 39 employed sales representatives and one independent manufacturer’s representative on March 31, 2012.  Our employed sales representatives generated approximately 99% of our U.S. sales in the fourth quarter of fiscal 2012 and approximately 97% in fiscal 2012.

We also focused our efforts on expanding reimbursement coverage with the Medicare carriers and private payers by instituting a comprehensive program to educate their medical directors regarding the clinical effectiveness, cost effectiveness and patient benefits of PTNS treatments using our Urgent PC System.  As of March 31, 2012, ten regional Medicare carriers representing 35 states, with approximately 31 million covered lives, provide coverage for PTNS treatments.  In addition, we estimate that private payers providing insurance to approximately 84 million lives provide coverage for PTNS treatments.

With the availability of a CPT Category 1 code and expanded reimbursement coverage from third-party payers, as well as an expanded sales organization, our U.S. Urgent PC sales of $7.8 million in the year ended March 31, 2012 grew 84% over sales during the year ended March 31, 2011.  In addition, because of the discontinuation in the marketplace of a competing product and our expanded sales organization, sales of our Macroplastique product in the U.S. of $5.9 million in the year ended March 31, 2012 grew 69% over sales during the year ended March 31, 2011.

At March 31, 2012, three regional Medicare carriers representing 15 states, with approximately 17 million covered lives, continued to decline reimbursement coverage for PTNS treatments.  We participated during fiscal 2012 with two Medicare beneficiaries who filed administrative appeals for reconsideration of the decisions of two of those regional Medicare carriers.  In April 2012, one of those two regional Medicare carriers, with 4.6 million covered lives, retired its negative coverage decision and subsequently in May 2012 published their decision to cover PTNS treatments retroactive to April 9, 2012.  The second appeal remains pending.  We also understand that in calendar 2012, and as part of the plans announced by the Centers for Medicare and Medicaid Services to consolidate the regional carriers, two regional Medicare carriers currently reimbursing for PTNS treatments are expected to be consolidated into the regional Medicare carrier that recently retired its negative policy.

The Centers for Medicare and Medicaid Services expects to continue to consolidate the regional Medicare claims administrators and there is no guarantee that Medicare beneficiaries in a region with reimbursement coverage will continue to be reimbursed when consolidated into a regional Medicare carrier with a negative reimbursement policy, or, if reimbursed, the coverage would remain unchanged.  We continue to work with the medical directors of both Medicare and private payers to expand coverage of PTNS treatments, and to ensure that coverage continues after the number of Medicare regions is decreased and regional Medicare administrators are transitioned.

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

Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, title and risk of ownership have passed, the sales price is fixed or determinable and collectability is reasonably assured.  Generally, these criteria are met at the time the product is shipped to the customer.  We include in net sales shipping and handling charges that we bill to customers, and include the related shipping and handling costs that we incur in cost of goods sold.  We present our sales in our income statement net of taxes, such as sales, use, value-added and certain excise taxes, collected from the customers and remitted to governmental authorities.  Typically our agreements contain no customer acceptance provisions or installation obligations.  We sell our products to clinics, healthcare institutions, physicians and other healthcare providers, and to distributors.  The distributor payment terms are not contingent on the distributor selling the product to end users.  Customers do not have the right to return unsold products except for warranty claims.  Our distributors purchase our products to meet the sales demand of their end-user customers as well as to fulfill their internal requirements associated with the sales process and, if applicable, contractual purchase requirements under the respective distribution agreements.  Internal and other requirements include purchases of products for training, demonstration and evaluation purposes, clinical evaluations, product support, establishing inventories, and meeting minimum purchase commitments.  As a result, the level of our net sales during any period is not necessarily indicative of our distributors’ sales to end-user customers during that period, which we estimate are not substantially different than our sales to those distributors in each of the last three years.  Our distributors’ level of inventories of our products, their sales to end-user customers and their internal product requirements may impact our future revenue growth.

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

Foreign Currency Translation/Transactions.  The financial statements of our foreign subsidiaries are translated in accordance with the provisions of Accounting Standards Codification (ASC) 830 “Foreign Currency Matters.”  We translate all assets and liabilities using period-end exchange rates, and we translate statements of operations items using average exchange rates for the period.  We record the resulting translation adjustment within accumulated other comprehensive loss, a separate component of shareholders’ equity.  We recognize foreign currency transaction gains and losses in the statement of operations, including unrealized gains and losses on short-term intercompany obligations using period-end exchange rates, resulting in an increase in the volatility of our consolidated statements of operations.

Impairment of Long-Lived Assets.  Our long-lived assets consist of property, plant and equipment and intangible assets.  We review our long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable.  We measure the recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  We use judgment to forecast future cash flows including forecasting revenues and margins, and working capital needs.  If we consider such assets impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  We did not record any impairment charge in fiscal years 2012, 2011 or 2010.

Share-Based Compensation.  We account for share-based compensation costs under ASC 718, “Compensation – Stock Compensation”.  ASC 718 covers a wide range of share-based compensation arrangements including stock options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  We recognize the compensation cost relating to share-based payment transactions, including grants of employee stock options and restricted shares, in our financial statements.  We measure that cost based on the fair value of the equity or liability instruments issued.

Defined Benefit Pension Plans.  We have a liability attributed to defined benefit pension plans we offered to certain former and current employees of our subsidiaries in the UK and the Netherlands.  The liability is dependent upon numerous factors, assumptions and estimates, and the continued benefit costs we incur may be significantly affected by changes in key actuarial assumptions such as the discount rate, mortality, compensation rates, or retirement dates used to determine the projected benefit obligation.  Additionally, changes made to the provisions of the plans may impact current and future benefit costs.  In accordance with the provisions of ASC 715, “Compensation – Retirement Benefits”, changes in benefit obligations associated with these factors may not be immediately recognized as costs in the statement of operations, but are recognized in future years over the expected average future service of the active employees or the average remaining life expectancies of inactive employees.

Income Taxes.  We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases.  We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences. As of March 31, 2012, we have generated approximately $30 million in U.S. net operating loss carryforwards that we cannot use to offset taxable income in foreign jurisdictions. We recognize a valuation allowance when we determine it is more likely than not that we will not realize a portion of the deferred tax asset.  We have established a valuation allowance for U.S. and certain foreign deferred tax assets due to the uncertainty that we will generate enough income in those taxing jurisdictions to utilize the assets.

In addition, future utilization of NOL carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code.  This section generally relates to a 50 percent change in ownership of a company over a three-year period.  We believe that we had an “ownership change” under Section 382 with the issuance of our common stock in public offerings in December 2006 and also in July 2010.  Accordingly, our ability to use NOL tax attributes generated prior to December 2006 and after December 2006 and prior to July 2010 are limited.

See Note 6 to our consolidated financial statements for further discussion.

Results of Operations

Net Sales.  In fiscal 2012, net sales were $20.6 million, representing a $6.8 million or 49% increase compared to net sales in fiscal 2011.  Excluding the translation impact of fluctuations in foreign currency exchange rates, net sales increased by approximately 47%.  In fiscal 2011, net sales were $13.8 million, representing a $1.9 million or 16% increase compared to net sales in fiscal 2010.  Excluding the translation impact of fluctuations in foreign currency exchange rates, net sales increased by approximately 19%.  The increase in consolidated net sales over these periods is attributed primarily to the growth in U.S. sales.

In fiscal 2012, net sales to customers in the U.S. of $13.9 million, represented an increase of $5.9 million, or 75%, over net sales in fiscal 2011.  In fiscal 2011, net sales to customers in the U.S. of $7.9 million, represented an increase of $1.8 million, or 31%, over net sales in fiscal 2010.

Net sales in the U.S. of our Urgent PC product increased 84% to $7.8 million in fiscal 2012, from $4.3 million in fiscal 2011.  Net sales increased because of the full year impact of the new Category 1 CPT code effective January 2011 and the expanded reimbursement coverage by third-party payers, as well as the impact of our expanded direct sales organization.  Net sales in the U.S. of our Urgent PC System increased 11% in fiscal 2011, from $3.8 million in fiscal 2010 reflecting one quarter’s results under the new Category 1 CPT code and an upward trend in sequential quarterly growth in the number of customers and the resulting increase in the sale of the lead sets.  In the fiscal first quarter ended June 30, 2011 we had 401 customers purchasing 1,985 lead set boxes.  In the fiscal fourth quarter ended March 31, 2012 we had 538 customers purchasing 3,023 lead set boxes.  We are expanding the customer base and the customers have ramped-up their practice in light of the decision by several Medicare carriers and private payers to cover PTNS treatments using our Urgent PC.

Net sales in the U.S. of our Macroplastique product increased 69% to $5.9 million in fiscal 2012, from $3.5 million in fiscal 2011.  In fiscal 2011 net sales in the U.S. of our Macroplastique product increased 60%, from $2.2 million in fiscal 2010.   The increase in net sales of our Macroplastique product over these periods is a result of our increased sales and marketing focus, and in fiscal 2012 also as a result of the discontinuation in the marketplace of a competing product.

Net sales to customers outside the U.S. were $6.7 million in fiscal 2012, compared to $5.9 million in fiscal 2011, an increase of 14%.  Excluding the translation impact of fluctuations in foreign currency exchange rates, net sales increased by approximately 10%.  Fiscal 2012 includes $2 million of Urgent PC sales, which increased 52% from $1.3 million in fiscal 2011.  Excluding the translation impact of fluctuations in foreign currency exchange rates, Urgent PC sales increased by approximately 48%.  In fiscal 2011 net sales to customers outside the U.S. increased 1%, from $5.8 million in fiscal 2010.  Excluding the translation impact of fluctuations in foreign currency exchange rates, net sales increased by approximately 7%.

Gross Profit: Gross profit was $17.5 million in fiscal 2012 and $11.4 million in fiscal 2011, or 85% of net sales in fiscal 2012, and 83% in fiscal 2011.  The increase in the gross profit percentage in fiscal 2012 is attributed primarily to a favorable impact of approximately one percentage point from an increase in capacity absorption, and a favorable impact of approximately one percentage point from product mix.  Gross profit was $9.8 million in fiscal 2010, or 83% of net sales.  In fiscal 2011, compared to fiscal 2010, we had a favorable impact of increase in capacity absorption of approximately 0.5 percentage points and a favorable impact of product mix of approximately 0.4 percentage points, essentially offset by the negative impacts of changes in the currency exchange rates from our foreign currency-denominated sales and the additional costs in the first half of the fiscal year associated with the sourcing of our Urgent PC lead sets from a secondary supplier.

General and Administrative Expenses (G&A):  G&A expenses of $3.7 million during fiscal 2012 increased $290,000 from $3.4 million during fiscal 2011.  Included in fiscal 2012 is a charge of $412,000 for non-cash, share-based compensation expense, compared with $269,000 in fiscal 2011.  Excluding share-based compensation charges, G&A expenses increased by $147,000, primarily because of a $86,000 increase in personnel costs.  G&A expenses during fiscal 2011 increased $643,000 from $2.8 million during fiscal 2010.  Included in fiscal 2011 is a charge of $269,000 for non-cash, share-based compensation expense, compared with $191,000 in fiscal 2010.  Excluding share-based compensation charges, fiscal 2011 G&A expenses increased by $565,000, primarily because of a $186,000 increase in incentive compensation costs, a $196,000 increase in investor relations and related travel expenses, a $49,000 increase in legal and consulting fees, and a recovery of $57,000 in fiscal 2010 of a previously recorded bad debt expense.

Research and Development Expenses (R&D):  R&D expenses increased to $1.9 million in fiscal 2012, from $1.7 million in fiscal 2011.  The increase is attributed primarily to a $103,000 payment to a third party for costs it incurred in developing tooling for a product we no longer plan to commercialize, a $51,000 increase in compensation costs, and an increase of $67,000 in consulting costs, offset partially by a $70,000 decrease in human clinical trial costs.  R&D expenses decreased to $1.7 million in fiscal 2011, from $1.8 million in fiscal 2010.  The decrease is attributed primarily to a $141,000 decrease in spending for clinical studies, offset partially by a $52,000 increase in compensation costs and an increase of $53,000 in product design and regulatory costs.

Selling and Marketing Expenses (S&M):  S&M expenses of $15.3 million in fiscal 2012 increased $5.2 million from $10.1 million in fiscal 2011. S&M expenses increased primarily because of a $3.5 million increase in compensation and a $200,000 increase in commission costs as a result of the increase in our U.S. field sales and support organization, an increase in travel expense of $587,000, and an increase of $578,000 related to marketing activities.

We expanded our U.S. field sales and support organization starting in our fiscal 2011 third quarter to capitalize on increased interest in our Urgent PC product after the new CPT code became effective in January 2011, and we continued with that expansion in fiscal 2012.  Accordingly, we incurred increased S&M expenses in fiscal 2012.

S&M expenses of $10.1 million in fiscal 2011 increased $2.5 million from $7.6 million in fiscal 2010.  S&M expenses increased primarily because of a $1.4 million increase in compensation costs as a result of the increase in our U.S. field sales organization, an increase in travel expense of $425,000, an increase in commission expenses of $452,000, an increase in consulting costs of $180,000, and an increase in costs for attending sales conventions of $80,000.  We incurred increased S&M expenses starting in the third and fourth quarters of fiscal 2011 with the increase in the U.S. field sales organization.

Amortization of Intangibles: Amortization of intangibles was $857,000 in fiscal 2012, $844,000 in fiscal 2011, and $846,000 in fiscal 2010. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million, which we are amortizing over six years.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange and other non-operating costs when incurred.  Net other income was $64,000, $78,000 and $41,000 for fiscal years 2012, 2011, and 2010, respectively.

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries.  In fiscal 2012, and fiscal 2011, we recorded foreign currency exchange gain of $4,000 and $11,000, respectively, and in fiscal 2010 we recorded a foreign currency exchange loss of $38,000.

Income Tax Expense:  In fiscal 2012, fiscal 2011, and fiscal 2010, we recorded income tax expense of $48,000, $29,000 and $41,000, respectively.  Income tax expense is attributed to our Netherlands subsidiary and to the payment of minimum State taxes in the U.S.  We cannot use our U.S. net operating loss carryforwards to offset taxable income in foreign jurisdictions.

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

Our non-GAAP operating loss for fiscal 2012, 2011 and 2010 was approximately $2.5 million, $3.1 million and $1.7 million, respectively. The fiscal 2012 decrease in non-GAAP operating loss is attributed primarily to an increase in net sales which more than offset the increase in non-GAAP spending.  The fiscal 2011 increase in non-GAAP operating loss is attributed primarily to an increase in non-GAAP spending, offset partially by an increase in net sales.

		Expense Adjustments
	GAAP	Share-based Compensation	Depreciation	Amortization
Year Ended March 31, 2012
Gross Profit	$17,525,000	$22,000	$34,000		$17,581,000
% of net sales	85.2%				85.5%
Operating Expenses
General & administrative	3,733,000	(412,000)	(163,000)		3,158,000
Research and development	1,905,000	(39,000)	(9,000)		1,857,000
Selling and marketing	15,296,000	(212,000)	(55,000)		15,029,000
Amortization	857,000			$(857,000)	-
	21,791,000	(663,000)	(227,000)	(857,000)	20,044,000
Operating Loss	$(4,266,000)	$685,000	$261,000	$857,000	$(2,463,000)

Year Ended March 31, 2011
Gross Profit	$11,401,000	$17,000	$52,000		$11,470,000
% of net sales	82.7%				83.2%
Operating Expenses
General & administrative	3,443,000	(269,000)	(150,000)		3,024,000
Research and development	1,720,000	(27,000)	(10,000)		1,683,000
Selling and marketing	10,092,000	(121,000)	(63,000)		9,908,000
Amortization	844,000			$(844,000)	-
	16,099,000	(417,000)	(223,000)	(844,000)	14,615,000
Operating Loss	$(4,698,000)	$434,000	$275,000	$844,000	$(3,145,000)

		Expense Adjustments
	GAAP	Share-based Compensation	Depreciation	Amortization	Non-GAAP
Year Ended March 31, 2010
Gross Profit	$9,804,000	$27,000	$58,000		$9,889,000
% of net sales	82.6%				83.4%
Operating Expenses
General & administrative	2,799,000	(191,000)	(155,000)		2,453,000
Research and development	1,785,000	(49,000)	(13,000)		1,723,000
Selling and marketing	7,577,000	(147,000)	(67,000)		7,363,000
Amortization	846,000			$(846,000)	-
	13,007,000	(387,000)	(235,000)	(846,000)	11,539,000
Operating Loss	$(3,203,000)	$414,000	$293,000	$846,000	$(1,650,000)

Liquidity and Capital Resources

Cash Flows.

At March 31, 2012, we had total cash and investments of $16.3 million, which includes $11.9 million of cash, cash equivalents and short-term investments and $4.4 million of long-term investments.

Cash used in operating activities was $3.1million in fiscal 2012, $3.4 million in fiscal 2011 and $1.9 million in fiscal 2010.  We used this cash primarily to fund the operating loss, net of non-cash charges for depreciation, amortization and equity compensation, of $2.5 million, $3.1 million and $1.7 million in the respective years.  We have continued to show an operating loss because we have continued to invest, primarily in sales and marketing, to grow our U.S. business.  In addition to the use of cash for operating activities, we also used cash to fund the increase in net operating assets of $650,000 in fiscal 2012 and $297,000 in fiscal 2011, primarily for increases in receivables and inventory to support the increase in sales.  In fiscal 2010 we used $167,000 for net operating activities to fund the increase in receivables and decrease in payables and accrued liabilities.

In fiscal 2012, we used $268,000 in investing activities to purchase property, plant and equipment compared with $229,000 in fiscal 2011, and $111,000 in fiscal 2010.

In fiscal 2012, we generated proceeds from financing activities of $209,000 from the exercise of stock options, compared with $17.4 million in fiscal 2011 from the net proceeds of $14.9 million from a public offering of our common stock and $2.2 million from the exercise of warrants we had issued in previous financing transactions.

Sources of Liquidity.

Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $667,000) credit line secured by our facility in Geleen, The Netherlands.  The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.4% base rate on March 31, 2012), subject to a minimum interest rate of 3.50% per annum.  We had no borrowings outstanding on this credit line at March 31, 2012 and  March 31,  2011.

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

Our ability to achieve significant revenue growth will depend, in large part, on our ability to achieve widespread market acceptance for our products and successfully expand our business in the U.S., which in turn may be partially dependent upon re-establishing broader reimbursement for our Urgent PC product.  We cannot guarantee that we will be entirely successful at this.  If we fail to meet our projections of profitability and cash flow, or determine to use cash for matters we have not currently projected, we may need to again seek financing to meet our cash needs.  We cannot assure you that such financing, if needed, will be available to us on acceptable terms, or at all.

Commitments and Contingencies.

We expect to continue to incur costs for clinical studies to support our ongoing marketing efforts and to meet regulatory requirements.  We also expect to continue to incur significant expenses to support our U.S. sales and marketing organization, and for regulatory activities. In fiscal 2013 we plan to start on two multiyear studies: a pilot clinical study in the U.S, for the use of our Urgent PC for the treatment of fecal incontinence and a clinical study and product design for a minimally invasive implantable product for treatment of OAB.  We estimate we will spend $0.8 million in fiscal 2013for this.

Future payments under our contractual obligations as of March 31, 2012, consisting of royalties, purchase commitments, and operating leases, are summarized below:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Minimum royalty payments (a)	$117,000	$54,000	$63,000	$-	$-
Minimum purchase agreement (b)	531,000	531,000	-	-	-
Operating lease commitments (c)	438,000	204,000	224,000	10,000	-

Total contractual obligations	$1,086,000	$789,000	$287,000	$10,000	$-

(a)
Under a royalty agreement we pay royalties of five percent of net sales of Macroplastique in countries where a patent is filed subject to a monthly minimum of $4,500.  The royalties payable under this agreement will continue until certain patents referenced in the agreement expire in 2013 and 2015.  Under a license agreement for the Macroplastique Implantation System, we pay a royalty of 10 Great Britain Pounds for each unit sold during the life of the patent.   We recognized an aggregate of $383,000, $266,000 and $237,000 of royalty expense, under these agreements in fiscal 2012, 2011 and 2010, respectively.

(b)
In our normal course of business we have commitments, generally for periods of less than twelve months, to purchase from various vendors finished goods and manufacturing components under issued purchase orders.

(c)
In January 2006, we entered into a long-term lease with Liberty Property Limited Partnership for an 18,258 square foot facility for our U.S. headquarters located at 5420 Feltl Road, Minnetonka, Minnesota.  The lease, effective May 1, 2006, has a term of 96 months, requires average annual minimum rent payments of approximately $140,000, and requires payments for operating expenses we estimate at approximately $90,000 over 12 months.

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

The following table presents the sensitivity of our funded status as of March 31, 2012, and fiscal 2013 pension expense to the following changes in key assumptions:

	Increase/(Decrease) Funded Status at March 31, 2012	Increase/(Decrease) Fiscal 2013 Pension Expense
Assumption:
Increase in discount rate by 1 percentage point	$225,000	$(20,000)
Decrease in discount rate by 1percentage point	(298,000)	23,000

Increase in estimated return on assets by 1 percentage point	n/a	(6,000)
Decrease of estimated return on assets by 1percentage point	n/a	6,000

Increase in inflation rate by 1 percentage point	(307,000)	54,000
Decrease in inflation rate by 1 percentage point	264,000	(46,000)

Increase in compensation increase by 1 percentage point	(214,000)	43,000
Decrease in compensation increase by 1 percentage point	4,000	(1,000)

Product Liability.  The manufacture and sale of medical devices exposes us to significant risk of product liability claims, some of which may have a negative impact on our business.  Any defects or risks that we have not yet identified with our products may give rise to product liability claims.  Our existing $10 million of worldwide product liability insurance coverage may be inadequate to protect us from liabilities we may incur or we may not be able to maintain adequate product liability insurance at acceptable rates.  If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage and it is ultimately determined that we are liable, our business could suffer.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Cash Investments – The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or availability.  To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations.  Our cash and cash equivalents as of March 31, 2012 include liquid money market accounts.  Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

Foreign Currency Exchange Risk – We are subject to exposures resulting from foreign currency exchange fluctuations in the normal course of business because of the global nature of our operations.  Our primary exchange rate exposures are with the Euro and the British pound.  The direct financial impact of foreign currency exchange includes the effect of translating profits from local currencies to U.S. dollars, the impact of currency fluctuations on the transfer of goods between our operations in the United States and abroad and transaction gains and losses.  A stronger dollar generally has a negative impact on results from operations outside the United States, while a weaker dollar generally has a positive effect because our products are currently manufactured or sourced primarily from the United States.

In addition to the direct financial impact, foreign currency exchange  has an indirect financial impact on our results, including the effect on sales volumes within local economies and the impact of any pricing actions we may take as a result of foreign exchange rate fluctuations.  When the U.S. dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases.  When the U.S. dollar strengthens against foreign currencies, the dollar value of sales denominated in foreign currencies decreases.  A hypothetical 10% change in the value of the U.S. dollar in relation to our foreign currency exposures would have had an impact of approximately $671,000 on our fiscal 2012 sales.  This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impacts on the related cost of goods sold and operating expenses in the applicable foreign currencies.

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

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

The effectiveness of our internal control over financial reporting as of March 31, 2012, has been audited by Grant Thornton LLP, the independent registered public accounting firm who also has audited our consolidated financial statements as of and for the year ended March 31, 2012, included in this Form 10-K.  Grant Thornton’s attestation report on the effectiveness of our internal control over financial reporting appears on page F-2 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

2. Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

	Balance at beginning of fiscal year	Additions charged to costs and expenses	Written off, less recoveries	Effects of foreign currency fluctuations	Balance at end of fiscal year

Allowance for doubtful accounts and sales returns

Fiscal year ended March 31, 2012	$79,000	$110,000	$(87,000)	$(1,000)	$101,000

Fiscal year ended March 31, 2011	78,000	37,000	(36,000)	-	79,000

Fiscal year ended March 31, 2010	177,000	19,000	(126,000)	8,000	78,000

3. Exhibits

(a) Exhibits incorporated by reference.

Number	Description

3.1	Amended & Restated By Laws of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed dated November 20, 2009)
3.2	Restated Articles of Incorporation of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed October 18, 2007 (File No. 333-146787))
10.1
Settlement Agreement and Release dated November 30, 1993 by and between Bioplasty, Inc., Bio-Manufacturing, Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A. Beisang III, MD and Robert A. Ersek, MD (Incorporated by reference to Exhibit 6.1 to Registrant’s Registration Statement on Form 10SB filed July 10, 1996)

10.2*
Employment Agreement between Uroplasty, Inc. and Susan Holman dated December 7, 1999. (Incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-KSB for the year ended March 31, 2000 filed June 26, 2000)

10.3*
Employment Agreement between Uroplasty, Inc. and Larry Heinemann dated December 7, 1999. (Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-KSB for the year ended March 31, 2000, filed June 26, 2000)

10.4
Agreement, dated October 14, 1998, by and between Uroplasty, Inc. and Samir M. Henalla (pertaining to Macroplastique Implantation System). (Incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-KSB/A for the year ended March 31, 2001, filed March 27, 2002)

10.5*	2002 Employee Stock Option Plan (Incorporated by reference to the copy filed as Appendix B to the Proxy Statement filed with the SEC on August 1, 2002)
10.6*
Employment Agreement between Uroplasty, Inc. and Mr. Marc Herregraven dated November 15, 2002. (Incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-KSB for the year ended March 31, 2003, filed May 20, 2003)

10.7*	Employment Agreement between Uroplasty, Inc. and Mahedi A. Jiwani dated November 14, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-QSB filed November 14, 2005)
10.8*	Employment Agreement between Uroplasty, Inc. and David B. Kaysen dated May 17, 2006 (Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-KSB filed June 29, 2006)
10.9*	2006 Amended Stock and Incentive Plan (Incorporated by reference to the copy attached as Appendix A to the Company’s Definitive Proxy Statement filed on July 25, 2008)
10.10*	Amendment to the Employment Agreement between Uroplasty, Inc. and Mr. David B. Kaysen. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated April 26, 2011)
10.11	Lease Agreement between Uroplasty, Inc. and Liberty Property Limited Partnership dated January 20, 2006 (Incorporated by reference to Exhibit 10.25 to Registrant’s Form 8-K filed January 24, 2006)
10.12	Form of Purchase Agreement, dated as of March 15, 2007, by and between Uroplasty, Inc. and CystoMedix, Inc. (Incorporated by reference to Exhibit 10.36 to Registrant’s Form 8-K filed March 20, 2007
14.1	Revised Code of Ethics titled Code of Business Conduct and Ethics for Directors, Officers and Employees (Incorporated by reference to Exhibit 14.1 to Registrant’s Form 8-K filed April 12, 2007)

(c) Exhibits filed herewith.

Number	Description

10.13*	Employment Agreement between Uroplasty, Inc. and Nancy Kolb dated May 22, 2012
13	Financial Statements
21.0	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
24.1	Power of Attorney
31	Certifications by the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications by the CEO and CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated May 24, 2012
101
Financial statements from the Annual Report on Form 10-K for the year ended March 31, 2012, formatted in Extensible Business Reporting Language: (i) Financial Statement Schedules, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Operations, (iv) the Consolidated Statements of Shareholders’ Equity and Comprehensive Loss, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

* Management contract, compensation plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 24, 2012	UROPLASTY, INC.

	By	/s/ David B. Kaysen
David B. Kaysen
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title / Capacity	Date

/s/ David B. Kaysen
David B. Kaysen	President, Chief Executive Officer and Director (Principal Executive Officer)	May 24, 2012

/s/ Mahedi A. Jiwani
Mahedi A. Jiwani	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 24, 2012

/s/ R. Patrick Maxwell*
R. Patrick Maxwell	Director	May 24, 2012

/s/ Thomas E. Jamison*
Thomas E. Jamison	Director	May 24, 2012

/s/ Lee A. Jones*
Lee A. Jones	Chairman of the Board of Directors	May 24, 2012

/s/ Robert C. Kill*
Robert Kill	Director	May 24, 2012

/s/ James P. Stauner*
James P. Stauner	Director	May 24, 2012

/s/ Sven A. Wehrwein*
Sven A. Wehrwein	Director	May 24, 2012

*Mahedi A. Jiwani, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

UROPLASTY, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements
March 31, 2012 and 2011

Page(s)

Reports of Independent Registered Public Accounting Firm	38 – 39
Consolidated Financial Statements:
Consolidated Balance Sheets	40
Consolidated Statements of Operations	42
Consolidated Statements of Shareholders’ Equity and Comprehensive Loss	43
Consolidated Statements of Cash Flows	44
Notes to Consolidated Financial Statements	45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Uroplasty, Inc.

We have audited the accompanying consolidated balance sheets of Uroplasty, Inc. (a Minnesota corporation) and subsidiaries (together “the Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended March 31, 2012.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uroplasty, Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),  the Company’s  internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 24, 2012 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
May 24, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Uroplasty, Inc.

We have audited Uroplasty, Inc. (a Minnesota corporation) and subsidiaries’ (together “the Company”) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Uroplasty, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in the Internal Control—Integrated Framework  issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Uroplasty, Inc. and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended March 31, 2012, and our report dated May 24, 2012 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
May 24, 2012

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31,

	2012	2011
Assets

Current assets:
Cash and cash equivalents	$4,653,226	$6,063,573
Short-term investments	7,200,901	8,020,577
Accounts receivable, net	2,704,434	2,085,262
Inventories	698,742	677,960
Other	363,639	348,100
Total current assets	15,620,942	17,195,472

Property, plant, and equipment, net	1,171,979	1,210,542

Intangible assets, net	945,880	1,725,136

Long-term investments	4,429,140	5,508,701

Deferred tax assets	122,872	87,031

Total assets	$22,290,813	$25,726,882

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31,

	2012	2011
Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$593,585	$658,107
Current portion - deferred rent	35,000	35,000
Income tax payable	17,892	6,901
Accrued liabilities:
Compensation	1,576,147	1,597,657
Other	316,995	247,451

Total current liabilities	2,539,619	2,545,116

Deferred rent – less current portion	42,043	77,272
Accrued pension liability	474,396	475,845

Total liabilities	3,056,058	3,098,233

Commitments and contingencies	-	-

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 20,808,532 and 20,664,332 shares issued and outstanding at March 31, 2012 and 2011, respectively.	208,085	206,643
Additional paid-in capital	54,906,670	54,014,368
Accumulated deficit	(35,515,835)	(31,265,464)
Accumulated other comprehensive loss	(364,165)	(326,898)

Total shareholders’ equity	19,234,755	22,628,649

Total liabilities and shareholders’ equity	$22,290,813	$25,726,882

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended March 31,

	2012	2011	2010

Net sales	$20,561,714	$13,787,032	$11,863,202
Cost of goods sold	3,036,967	2,386,431	2,058,855

Gross profit	17,524,747	11,400,601	9,804,347

Operating expenses
General and administrative	3,732,623	3,442,952	2,799,753
Research and development	1,905,366	1,719,532	1,785,405
Selling and marketing	15,296,217	10,092,062	7,576,776
Amortization	856,995	843,602	845,553
	21,791,201	16,098,148	13,007,487

Operating loss	(4,266,454)	(4,697,547)	(3,203,140)

Other income (expense)
Interest income	60,072	72,426	92,736
Interest expense	(57)	(5,067)	(14,476)
Foreign currency exchange gain (loss)	3,780	10,722	(37,552)
	63,795	78,081	40,708

Loss before income taxes	(4,202,659)	(4,619,466)	(3,162,432)

Income tax expense	47,712	28,837	41,379

Net loss	$(4,250,371)	$(4,648,303)	$(3,203,811)

Basic and diluted loss per common share	$(0.21)	$(0.25)	$(0.21)

Weighted average common shares outstanding:
Basic and diluted	20,689,819	18,874,009	14,944,354

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
Years ended March 31, 2012, 2011 and 2010

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2009	14,946,540	$149,465	$35,763,619	$(23,413,350)	$(191,157)	$12,308,577

Share-based compensation expense	-	-	414,507	-	-	414,507

Comprehensive loss	-	-	-	(3,203,811)	(304,746)	(3,508,557)

Balance at March 31, 2010	14,946,540	149,465	36,178,126	(26,617,161)	(495,903)	9,214,527

Proceeds from public offering, net of costs of $1,182,941	4,600,000	46,000	14,871,059	-	-	14,917,059

Share-based consulting and compensation expense	72,900	729	433,425	-	-	434,154

Proceeds from exercise of warrants, net of costs of $3,668	886,000	8,860	2,190,322	-	-	2,199,182

Proceeds from exercise of stock options, net of 1,608 shares returned for payment of related income taxes	158,892	1,589	341,436	-	-	343,025

Comprehensive income (loss)	-	-	-	(4,648,303)	169,005	(4,479,298)

Balance at March 31, 2011	20,664,332	206,643	54,014,368	(31,265,464)	(326,898)	22,628,649

Share-based consulting and compensation expense	50,200	502	684,417	-	-	684,919

Proceeds from exercise of stock options	94,000	940	207,885	-	-	208,825

Comprehensive loss	-	-	-	(4,250,371)	(37,267)	(4,287,638)

Balance at March 31, 2012	20,808,532	$208,085	$54,906,670	$(35,515,835)	$(364,165)	$19,234,755

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended March 31,

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(4,250,371)	$(4,648,303)	$(3,203,811)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,118,243	1,119,227	1,138,077
Loss on disposal of equipment	8,447	5,358	853
Amortization of premium on marketable securities	35,277	18,910	-
Share-based consulting expense	5,448	11,261	-
Share-based compensation expense	679,471	422,893	414,507
Deferred income taxes	(40,116)	26,192	(39,741)
Deferred rent	(35,228)	(35,228)	(35,076)
Changes in operating assets and liabilities:
Accounts receivable, net	(653,110)	(752,970)	(56,052)
Inventories	(29,719)	(328,754)	172,723
Other current assets	(17,510)	(85,529)	(42,827)
Accounts payable	(59,025)	170,326	(127,355)
Accrued liabilities	63,981	711,832	(152,700)
Accrued pension liability, net	45,843	(11,680)	39,159
Net cash used in operating activities	(3,128,369)	(3,376,465)	(1,892,243)

Cash flows from investing activities:
Proceeds from maturity of available-for-sale marketable securities	10,018,252	2,261,568	-
Proceeds from maturity of held-to-maturity marketable securities	3,740,000	5,000,000	5,500,000
Purchases of available-for-sale marketable securities	(3,046,270)	(12,318,915)	-
Purchases of held-to-maturity marketable securities	(8,840,000)	(5,000,000)	(4,500,000)
Purchases of property, plant and equipment	(267,944)	(229,131)	(111,154)
Payments for intangible assets	(77,738)	(35,643)	2,800
Net cash provided by (used in) investing activities	1,526,300	(10,322,121)	891,646

Cash flows from financing activities:
Net proceeds from public offering of common stock	-	14,917,059	-
Net proceeds from exercise of warrants and options	208,825	2,542,207	-
Net cash provided by financing activities	208,825	17,459,266	-

Effect of exchange rates on cash and cash equivalents	(17,103)	(8,376)	35,567

Net increase (decrease) in cash and cash equivalents	(1,410,347)	3,752,304	(965,030)

Cash and cash equivalents at beginning of year	6,063,573	2,311,269	3,276,299

Cash and cash equivalents at end of year	$4,653,226	$6,063,573	$2,311,269

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$57	$17	$7,697
Cash paid during the year for income tax	39,005	17,549	135,032

See accompanying notes to consolidated financial statements.

UROPLASTY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011

1.	Summary of Significant Accounting Policies

Nature of Business. We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions.  Our primary focus is on two products: our Urgent PC® Neuromodulation System, which we believe is the only FDA-cleared minimally invasive, office-based neuromodulation therapy for the treatment of overactive bladder (OAB) and associated symptoms of urinary urgency, urinary frequency, and urge incontinence; and Macroplastique® Implants, a urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to intrinsic sphincter deficiency (ISD).  Outside of the U.S., our Urgent PC Neuromodulation System is also approved for treatment of fecal incontinence, and Macroplastique is also approved for treatment of male stress incontinence and vesicoureteral reflux.

Our primary focus is on growth in the U.S. market, which we entered in 2005.  Prior to that, essentially all of our business was outside of the U.S.  We believe the U.S. market presents a significant opportunity for growth in sales of our products.

The Urgent PC Neuromodulation System uses percutaneous tibial nerve stimulation (PTNS) to deliver to the tibal nerve an electrical pulse that travels to the sacral nerve plexus, a control center for pelvic floor and bladder function.  We have received regulatory clearances for sale of the Urgent PC System in the United States, Canada and Europe.  We launched sales of our second generation Urgent PC System in late 2006.  We have intellectual property rights relating to key aspects of our neurostimulation therapy, and we believe our intellectual property portfolio provides us a competitive advantage.

We have sold Macroplastique for urological indications in over 40 countries outside the United States since 1991.  In October 2006, we received from the FDA pre-market approval for the use of Macroplastique to treat adult female stress urinary incontinence.  We began marketing Macroplastique in the United States in 2007.

Principles of Consolidation.  The consolidated financial statements include the accounts of Uroplasty, Inc. and its wholly owned foreign subsidiaries.  We have eliminated all significant intercompany accounts and transactions in consolidation.

Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, title and risk of ownership have passed, the sales price is fixed or determinable and collectability is reasonably assured.  Generally, these criteria are met at the time the product is shipped to the customer.  We include shipping and handling charges billed to customers in net sales, and include such costs incurred by us in cost of goods sold. Typically our agreements contain no customer acceptance provisions or clauses.  We sell our products to end users and to distributors.  Payment terms range from prepayment to 120 days.  The distributor payment terms are not contingent on the distributor selling the product to end users.  Customers do not have the right to return unsold products except for warranty claims.  We offer customary product warranties.  During fiscal 2012, 2011 and 2010, no customers accounted for 10% or more of our net sales.  We present our sales in our statement of operations  net of taxes, such as sales, use, value-added and certain excise taxes, collected from the customers and remitted to governmental authorities.

Use of Estimates.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Our significant accounting policies and estimates include revenue recognition, accounts receivable, valuation of inventory, foreign currency translation/transactions, the determination of recoverability of long-lived and intangible assets, share-based compensation, defined benefit pension plans, and income taxes.

Disclosures About Fair Value of Financial Instruments.  Estimates of fair value for financial assets and liabilities are based on the framework established in the accounting guidance for fair value measurements.  The framework defines fair value, provides guidance for measuring fair value and requires certain disclosures.  The framework prioritizes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The following three broad levels of inputs may be used to measure fair value under the fair value hierarchy:

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

The following table provides the assets carried at fair value measured on a recurring basis at March 31:

Asset Class	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

2012
Short-term investments:
U.S. Government and Agency debt securities	$1,001,000	$-	$1,001,000	$-
Long-term investments:
U.S. Government and Agency debt securities	2,029,000	-	2,029,000	-

2011
Short-term investments:
U.S. Government and Agency debt securities	$4,520,000	$-	$4,520,000	$-
Long-term investments:
U.S. Government and Agency debt securities	5,508,000	-	5,508,000	-

U.S. Government and U.S. Government Agency debt securities.  Our debt securities consist of bonds, notes and treasury bills with risk ratings of AAA/Aaa and maturity dates within two years from date of purchase.  The estimated fair value of these securities is based on valuations provided by external investment managers.

We measure the fair value of our tangible fixed assets and other intangible assets whenever events or circumstances indicate that the carrying value of those assets may not be recoverable.  We assess recoverability by estimating the future cash flows expected to be generated by those assets.  We had no significant remeasurements of such assets or liabilities to fair value during fiscal 2012, 2011, and 2010.

Our financial instruments, other than those presented in the disclosures above, include cash, receivables, inventories, accounts payable and other payables, and their carrying values approximate their fair values based of the short-term nature of these instruments.

Cash, Cash Equivalents and Marketable Securities.  We consider all cash on-hand and highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.  We classify marketable securities having original maturities of more than three months when purchased and remaining maturities of one year or less as short-term investments and marketable securities with remaining maturities of more than one year as long-term investments.  We further classify marketable securities as either held-to-maturity or available-for-sale.  We classify marketable securities as held-to-maturity when we believe we have the ability and intent to hold such securities to their scheduled maturity dates.  All other marketable securities are classified as available-for-sale.  We have not designated any of our marketable securities as trading securities.

We carry held-to-maturity marketable securities at their amortized cost and available-for-sale marketable securities at their fair value and report any unrealized appreciation or depreciation in the fair value of available-for-sale marketable securities in accumulated other comprehensive income (loss).  We monitor our investment portfolio for any decline in fair value that is other-than-temporary and record any such impairment as an impairment loss.  We recorded no impairment losses for other-than-temporary declines in the fair value of marketable securities in fiscal 2012, 2011, and 2010.

Cash and cash equivalents include highly liquid money market funds and debt securities with original maturities of three months or less of $3.3 million and $5.8 million at March 31, 2012 and March 31, 2011, respectively.  Money market funds present negligible risk of changes in value due to changes in interest rates, and their cost approximates their fair market value.  We maintain cash in bank accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  Cash and cash equivalents held in foreign bank accounts totaled $858,000 and $570,000 at March 31, 2012 and 2011, respectively.

The amortized cost and fair value of our marketable securities classified as available-for-sale at March 31 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2012
Short-term investments:
U.S. Government and Agency debt securities	$1,001,000	$-	$-	$1,001,000
Long-term investments:
U.S. Government and Agency debt securities	2,030,000	-	(1,000)	2,029,000

Total	$3,031,000	$-	$(1,000)	$3,030,000

2011
Short-term investments:
U.S. Government and Agency debt securities	$4,520,000	$1,000	$-	$4,521,000
Long-term investments:
U.S. Government and Agency debt securities	5,518,000	-	(10,000)	5,508,000

Total	$10,038,000	$1,000	$(10,000)	$10,029,000

All our available-for-sale marketable securities mature within two years from the date of purchase.

Short-term investments include held-to-maturity certificates of deposit of $6.2 million and $3.5 million at March 31, 2012 and 2011, respectively.  Long-term investments include held-to-maturity certificates of deposit that mature within two years from the date of purchase of $2.4 million at March 31, 2012.  There were no long-term held-to-maturity investments at March 31, 2011.  Due to the negligible risk of changes in value due to changes in interest rates and the short-term nature of these investments, their cost approximates their fair market value.

Accounts Receivable. We grant credit to our customers in the normal course of business and, generally, do not require collateral or any other security to support amounts due.  If necessary, we have an outside party assist us with performing credit and reference checks and establishing credit limits for the customer.  Accounts outstanding longer than the contractual payment terms, are considered past due.  We carry our accounts receivable at the original invoice amount less an estimate made for doubtful receivables based on a periodic review of all outstanding amounts.  We determine the allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, customer financial condition and ability to pay the obligation, historical and expected credit loss experience, and the condition of the general economy and the industry as a whole.  We write off accounts receivable when deemed uncollectible.  We record recoveries of accounts receivable previously written off when received.  We are not always able to timely anticipate changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances.  Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience.  Historically, the accounts receivable balances we have written off have generally been within our expectations.  The allowance for doubtful accounts and sales returns was $101,000 and $79,000 at March 31, 2012 and 2011, respectively.

Inventories.  We state inventories at the lower of cost or market using the first-in, first-out method.  We provide lower of cost or market reserves for slow moving and obsolete inventories based upon current and expected future product sales and the expected impact of product transitions or modifications.  Inventories consist of the following at March 31:

	2012	2011

Raw materials	$219,000	$233,000
Work-in-process	1,000	9,000
Finished goods	479,000	436,000

	$699,000	$678,000

Property, Plant, and Equipment.  We carry property, plant, and equipment, including leasehold improvements, at cost, less accumulated depreciation which consist of the following at March 31:

	2012	2011

Land	$163,000	$173,000
Building	745,000	788,000
Leasehold improvements	376,000	351,000
Internal use software	468,000	359,000
Equipment	1,315,000	1,296,000
	3,067,000	2,967,000

Less accumulated depreciation	(1,895,000)	(1,756,000)

	$1,172,000	$1,211,000

We provide for depreciation using the straight-line method over useful lives of three to seven years for equipment and 40 years for the building.  We charge maintenance and repairs to expense as incurred.  We capitalize renewals and improvements and depreciate them over the shorter of their estimated useful service lives or the remaining lease term.
We recognized depreciation expense of approximately $261,000, $276,000 and $293,000 in fiscal 2012, 2011 and 2010, respectively.

We capitalized internal use software and web site development costs of $109,000, $54,000, and $17,000 in fiscal 2012, 2011,  and 2010, respectively.  The net book value of our capitalized software for internal use was $125,000 and $68,000 at March 31, 2012 and 2011, respectively.

Intangible Assets. Our intangible assets are comprised of patents which we amortize on a straight-line basis over their estimated useful lives of six years.

	Gross Carrying Amount	Accumulated Amortization	Net value

March 31, 2012	$5,586,000	$4,640,000	$946,000
March 31, 2011	5,508,000	3,783,000	1,725,000

At March 31, 2012, we estimate the following annual amortization for these assets in subsequent fiscal years:

2013	$862,000
2014	23,000
2015	22,000
2016	20,000
2017 and beyond	19,000

$946,000

Impairment of Long-Lived Assets.  Long-lived assets at March 31, 2012 consisted of property, plant and equipment and intangible assets.  We review our long-lived assets for impairment whenever events or business circumstances indicate that we may not recover the carrying amount of an asset.  We measure recoverability of assets held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows we expect to generate by the asset.  If we consider such assets impaired, we measure the impairment recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  We completed our impairment analysis and concluded there was no impairment in fiscal 2012,  2011, and 2010.

Product Warranty.  We warrant our products to be free from defects in material and workmanship under normal use and service for a period of twelve months after the date of sale.  Under the terms of these warranties, we repair or replace products we deem defective due to material or workmanship.  We recognized warranty expense of $37,000, $15,000 and $6,000 for the years ended March 31, 2012, 2011 and 2010, respectively.

Deferred Rent.  We entered into an 8-year operating lease agreement, effective May 2006, for our corporate facility in Minnesota.   As part of the agreement, the landlord provided an incentive of $280,000 for leasehold improvements.  We recorded this incentive as deferred rent and are amortizing it as a reduction in lease expense over the lease term.

Foreign Currency Translation.  We translate all assets and liabilities using period-end exchange rates.  We translate statements of operations items using average exchange rates for the period.  We record the resulting translation adjustment within accumulated other comprehensive loss, a separate component of shareholders’ equity.  We recognize foreign currency transaction gains and losses in our consolidated statements of operations, including unrealized gains and losses on short-term intercompany obligations using period-end exchange rates.  We recognize unrealized gains and losses on long-term intercompany obligations within accumulated other comprehensive loss, a separate component of shareholders’ equity.

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries.  All intercompany balances are revolving in nature and we do not deem any portion of them to be long-term.  We recognized foreign currency exchange gain (loss) of approximately $4,000, $11,000 and $(38,000) for the years ended March 31, 2012, 2011 and 2010, respectively.

Income Taxes. We account for income taxes using the asset and liability method.  The asset and liability method provides that deferred tax assets and liabilities be recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.  We reduce deferred tax assets by a valuation allowance, when we believe it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC 740 “Accounting for Income Taxes” , prescribes a recognition threshold and a measurement attribute for financial statement recognition of tax positions we take or expect to take in a tax return.  It is management’s responsibility to determine whether it is “more-likely-than-not” that a taxing authority will sustain a tax position upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  We have reviewed all income tax positions taken or that we expect to take for all open tax years and have determined that our income tax positions are appropriately stated and supported for all open years.  Accordingly, we have no reserve for uncertain tax positions in our consolidated financial statements.

Under our accounting policies we recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  As of March 31, 2012 and 2011, we recorded no accrued interest or penalties related to uncertain tax positions.

We recorded income tax expense of $48,000, $29,000 and $41,000 for the years ended March 31, 2012, 2011 and 2010, respectively.  Income tax expense is attributed to our Netherlands subsidiary and to the payment of minimum State taxes in the U.S.  We cannot use our U.S. net operating loss carryforwards to offset taxable income in foreign jurisdictions.

The fiscal tax years 2008 through 2012 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions to which we are subject.  In addition, we are subject to examination by certain foreign taxing authorities for which the fiscal years 2009 through 2012 remain open for examination.

As of March 31, 2012, we have generated approximately $30 million in U.S. net operating loss carryforwards that we cannot use to offset taxable income in foreign jurisdictions.  We recognize a valuation allowance when we determine it is more likely than not that we will not realize a portion of the deferred tax asset.  We have established a valuation allowance for all U.S. and certain foreign deferred tax assets due to the uncertainty that we will generate enough income in those taxing jurisdictions to utilize the assets.

In addition, future utilization of NOL carryforwards are subject to certain limitations under Section 382 of the Internal Revenue Code.  This section generally relates to a 50 percent change in ownership of a company over a three-year period.  We believe that each of the issuances of our common stock in December 2006 and July 2010 resulted in an “ownership change” under Section 382.  Accordingly, our ability to use NOL tax attributes generated prior to December 2006 and after December 2006 and prior to July 2010 is limited.

Basic and Diluted Net Loss per Common Share.  We calculate basic per common share amounts by dividing net loss by the weighted-average common shares outstanding.  For calculating diluted per common share amounts, we add additional shares to the weighted-average common shares outstanding for the assumed exercise of stock options and warrants and vesting of restricted shares, if dilutive.  Because we had a net loss in fiscal 2012, 2011 and 2010, the following options outstanding and unvested restricted stock to purchase shares of our common stock were excluded from diluted net loss per common share because of their anti-dilutive effect, and therefore, basic net loss per common share equals dilutive net loss per common share:

	Number of options and unvested restricted stock	Range of exercise prices
Years ended:
March 31, 2012	2,153,000	$0.77 - $8.93
March 31, 2011	2,121,000	$0.71 - $6.61
March 31, 2010	4,104,000	$0.71 - $5.19

Advertising Expenses.  Advertising costs are expensed as incurred.  We expensed $571,000, $181,000 and $189,000 in fiscal 2012, 2011 and 2010, respectively.

2.	Notes Payable

We had no outstanding notes payable at March 31, 2012 or March 31, 2011.

Uroplasty BV, our subsidiary, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $667,000) credit line secured by our facility in Geleen, The Netherlands.  The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.4% base rate on March 31, 2012), subject to a minimum interest rate of 3.5% per annum.  At March 31, 2012 and 2011, we had no borrowings outstanding on this credit line.

3.	Shareholders’ Equity

Share-based Compensation. At March 31, 2012, we had one active plan (2006 Amended Stock and Incentive Plan) for share-based compensation grants. Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately. On September 18, 2008, our shareholders amended this plan to increase the number of reserved shares of our common stock for share-based grants to 2,700,000, and 1,141,000 shares remain available for grant at March 31, 2012.  We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  We have options outstanding to purchase 1,183,000 shares of common stock granted under this plan. Options granted under this plan generally expire over a period ranging from five to seven years from date of grant and vest at varying rates ranging up to three years.

We have fully vested options outstanding to purchase 900,000 shares of common stock, not granted under the 2006 plan, which expire up to ten years from date of grant.

We grant options at the discretion of our directors.  The plans generally provide for the exercise of options during a limited period following termination of employment, death or disability.

We recognize share-based compensation expense in the statement of operations based on the fair value of the share-based payment over the requisite service period.  We incurred a total of approximately $685,000, $434,000 and $415,000 in share-based compensation expense (inclusive of $5,000, $11,000 and $0, respectively, for grants to consultants) in fiscal 2012, 2011 and 2010, respectively.

We determine the fair value of the option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the years ended March 31:

	2012	2011	2010
Expected life, in years	5.32	5.25	4.82
Risk-free interest rate	1.57%	1.76%	2.74%
Expected volatility	90.08%	91.13%	94.21%
Expected dividend yield	0%	0%	0%

The expected life selected for options granted represents the period of time we expect options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant.  Expected volatility is based upon historical volatility of our stock.  We estimate the forfeiture rate for stock awards to range from 0% to 13.0% in fiscal 2012 based on our historical experience.  The expected life of the options is based on the historical life of previously granted options which are generally held to maturity.

The following table summarizes the activity related to our stock options in fiscal 2010, 2011 and 2012:

	Number of shares	Weighted average exercise price	Weighted average grant date fair value	Aggregate intrinsic value	Weighted average remaining life in years

Balance at March 31, 2009	2,135,000
Options granted	383,000		$0.60
Options surrendered	(480,000)

Balance at March 31, 2010	2,038,000
Options granted	229,000		3.49
Options exercised	(161,000)			$502,000
Options surrendered	(40,000)

Balance at March 31, 2011	2,066,000	$3.39
Options granted	140,000	6.66	4.70
Options exercised	(94,000)	2.22		430,000
Options surrendered	(29,000)	5.36

Balance at March 31, 2012	2,083,000	$3.64		$968,000	2.96

Options exercisable at March 31, 2012	1,838,000	$3.34		$968,000	2.57

The total fair value of stock options vested during fiscal 2012, 2011 and 2010 was $398,000, $221,000 and $567,000 respectively.

We received net proceeds of $209,000 from the exercise of stock options in fiscal 2012.

We grant restricted shares at the discretion of our directors with vesting terms ranging from six months to four years.  The following table summarizes the activity related to our restricted stock in fiscal 2010, 2011 and 2012:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value

Balance at March 31, 2009	14,000
Shares vested	(14,000)			$44,000

Balance at March 31, 2010	-
Shares granted	73,000	$4.76
Shares vested	(18,000)			75,000

Balance at March 31, 2011	55,000	4.96
Shares granted	50,000	6.80
Shares vested	(35,000)	4.91		170,000

Balance at March 31, 2012	70,000	$6.30	0.95	$443,000

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our Company’s common stock on the grant date.

At March 31, 2012, we had approximately $996,000 of unrecognized share-based compensation cost, net of estimated forfeitures, related to stock options and restricted shares that we expect to recognize over a weighted-average requisite service period of approximately two years.

Warrants.  The following table summarizes the activity during fiscal 2010, 2011 and 2012 related to warrants to purchase our common shares:

	Number of shares	Weighted average exercise price

Outstanding at March 31, 2009 and 2010	2,067,000
Warrants expired in fiscal 2011	(1,181,000)
Warrants exercised in fiscal 2011	(886,000)	$2.49

Outstanding at March 31, 2011 and 2012	-

Other Comprehensive Loss.  Other comprehensive loss for the years ended March 31 consists of net loss, accumulated translation adjustment, and pension related items as follows:

	2012	2011	2010

Net loss	$(4,250,000)	$(4,648,000)	$(3,204,000)
Items of other comprehensive income (loss):
Translation adjustment	(80,000)	58,000	25,000
Unrealized gain (loss) on available for sale investments	8,000	(9,000)	-
Pension related, net of deferred taxes	34,000	120,000	(330,000)

Comprehensive loss	$(4,288,000)	$(4,479,000)	$(3,509,000)

Accumulated other comprehensive loss at March 31, 2012 totaled $364,000 and consists of a $140,000 loss for accumulated translation adjustment, $1,000 for unrealized loss on available for sale investments and a $223,000 loss, net of deferred taxes of $56,000, for accumulated additional pension liability.  Accumulated other comprehensive loss at March 31, 2011 totaled $327,000 and consisted of a $60,000 loss for accumulated translation adjustment, $9,000 for unrealized loss on available for sale investments and a $258,000 loss, net of deferred taxes of $18,000, for accumulated additional pension liability.

4.	Commitments and Contingencies

Royalties.   We received an absolute assignment of a patent relating to the Macroplastique Implantation System, in return for a royalty of 10 British Pounds for each unit sold during the life of the patent.  Under the terms of an agreement with some former officers and directors of our company, we pay royalties equal to five percent of the net sales of certain Macroplastique products, subject to a specified monthly minimum of $4,500.  The royalties payable under this agreement will continue until certain patents referenced in the agreement expire in 2013 and 2015.  We recognized an aggregate of $383,000, $266,000 and $237,000 of royalty expense, under these agreements in fiscal 2012, 2011 and 2010, respectively.

Purchase Requirements.  In our normal course of business we have commitments, generally for periods of less than one year, to purchase from various vendors finished goods and manufacturing components under issued purchase orders.  As of March 31, 2012 payments of our contractual obligations for purchase commitments within the next twelve months are $531,000.

Operating Lease Commitments.  We lease office, warehouse, and production space under operating lease agreements, which include escalating lease payments, and lease various automobiles for our European employees. These leases expire at various times through April 2014.  At March 31, 2012, the approximate future minimum lease payments in subsequent fiscal years under noncancelable operating leases with an initial term in excess of one year are as follows:

2013	$204,000
2014	187,000
2015	37,000
2016	10,000

$438,000

Total operating lease expenses were $271,000, $249,000 and $250,000 in fiscal 2012, 2011and 2010, respectively.

Employment Agreements.  We have entered into employment agreements with certain officers, the terms of which, among other things, specify a base salary subject to annual adjustments by mutual agreement of the parties, and a severance payment to the employee upon employment termination without cause.  We provide for various severance amounts payable under the agreements after employment termination.  Contemporaneously with the execution of their employment agreement, some of the officers executed an “Employee Confidentiality, Inventions, Non-Solicitation, and Non-Compete Agreement.”  This agreement prohibits the employee from disclosing confidential information, requires the employee to assign to us without charge all intellectual property relating to our business which is created or conceived during the term of employment, prohibits the employee from encouraging employees to leave our employment for any reason and prohibits competition with us during the term of employment and for a specified term thereafter.

Product Liability.  The manufacture and sale of medical devices exposes us to significant risk of product liability claims, some of which may have a negative impact on our business.  Any defects or risks that we have not yet identified with our products may give rise to product liability claims.  Our existing $10 million of worldwide product liability insurance coverage may be inadequate to protect us from liabilities we may incur or we may not be able to maintain adequate product liability insurance at acceptable rates.  If a product liability claim or series of claims is brought against us for uninsured liabilities or in excess of our insurance coverage and it is ultimately determined that we are liable, our business could suffer.

5.	Savings and Retirement Plans

We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees.  We may also make discretionary contributions ratably to all eligible employees.  We made discretionary contributions to the U.S. plan of $218,000, $52,000 and $105,000 for fiscal 2012, 2011 and 2010, respectively.

Our international subsidiaries in the UK and The Netherlands have defined benefit retirement plans for eligible employees.  These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans.  We froze the UK subsidiary’s defined benefit plan on December 31, 2004.  On March 10, 2005, we established a defined contribution plan for the UK subsidiary.  As of April 1, 2005 we closed The Netherlands subsidiary’s defined benefit retirement plan for new employees and established a defined contribution plan for them.  The total contribution expense associated with the defined contribution plans in The Netherlands and the United Kingdom was $12,000, $6,000 and $14,000 for fiscal 2012, 2011 and 2010, respectively.  The increased expense in fiscal year 2012 is caused by an increase in the number of plan participants. The decreased expense in fiscal year 2011 is caused by a reduction in the rate of company contribution for new employees and by a reduction in the number of plan participants.

The amortization of actuarial gains or losses is included as a component of the annual expense for a year if, as of the beginning of the year, the cumulative net gain or loss exceeds 10% of the greater of the projected benefit obligation or plan assets.  If amortization is required, the amortization is that excess divided by the expected average future service of the active employees participating in the plans or the average remaining life expectancies of inactive employees.

The Netherlands defined benefit plan

The Netherlands defined benefit pension plan is funded through a guaranteed insurance contract with Swiss Life, an insurance company.  Our contract with Swiss Life requires of us to make annual premium payments which are sufficient to satisfy the Vested Benefit Obligation (VBO).  Swiss Life does not hold separate investment assets for our contract, but rather is obligated to provide the stream of future benefits for the annual premium payments we make.  We calculate the market value of the pension plan assets, held in Swiss Life insured assets, as the stream, based on mortality, of the earned guaranteed benefit payments discounted at market interest rate.  The benefit obligation is calculated based on the same assumptions as well.  Accordingly, the impact on pension plan assets of a change in assumption for discount rate and mortality would equally offset the change in VBO.

At March 31, 2012 we project the following benefit payments in subsequent fiscal years:

2013	$-
2014	1,000
2015	4,000
2016	23,000
2017	24,000
2018 to 2022	146,000
$198,000

We contributed $154,000 in fiscal 2012, $135,000 in fiscal 2011, $129,000 in fiscal 2010, and expect to contribute approximately $138,000 in fiscal 2013.

The following table summarizes the change in benefit obligations and the change in plan assets for the years ended March 31:

	2012	2011
Changes in benefit obligations:
Projected benefit obligation, beginning of year	$1,427,000	$1,753,000
Service cost	73,000	95,000
Interest cost	86,000	81,000
Actuarial result	70,000	(560,000)
Foreign currency translation	(84,000)	58,000

Projected benefit obligation, end of year	$1,572,000	$1,427,000
Changes in plan assets:
Plan assets, beginning of year	$1,041,000	$1,252,000
Contributions to plan	154,000	135,000
Management cost	(14,000)	(12,000)
Actual return on assets	100,000	(377,000)
Foreign currency translation	(64,000)	43,000

Plan assets, end of year	$1,217,000	$1,041,000

The amount recognized in other comprehensive loss at March 31 consists of:

	2012	2011

Unrecognized net prior service benefit	$(357,000)	$(410,000)
Unrecognized net losses	411,000	501,000

Additional other comprehensive loss (gross of deferred taxes)	$54,000	$91,000

The projected benefit obligation, accumulated benefit obligations and the fair value plan assets at March 31 were as follows:

	2012	2011

Projected benefit obligation	$1,572,000	$1,427,000
Accumulated benefit obligation	1,253,000	1,075,000
Fair value of plan assets	1,217,000	1,041,000

We have recorded the excess of the projected benefit obligation over the fair value of the plan assets on March 31, 2012 and 2011, of $355,000 and $386,000, respectively, as accrued pension liability.

The cost of our defined benefit retirement plan includes the following components for the years ended March 31:

	2012	2011	2010

Gross service cost, net of employee contribution	$58,000	$80,000	$45,000
Interest cost	86,000	81,000	67,000
Management cost	14,000	12,000	16,000
Expected return on assets	9,000	(24,000)	29,000
Amortization	(6,000)	5,000	-

Net periodic retirement cost	$161,000	$154,000	$157,000

Major assumptions used in the above calculations include:

	2012	2011

Discount rate	5.80%	6.20%
Expected return on assets	5.80%	6.20%
Expected rate of increase in future compensation:
General	2.5%	3.0%
Individual	0-3%	0-3%

The discount rate used is based upon the yields available on high quality corporate bonds with a term that matches the liabilities.  The impact of the decrease in discount rate used for March 31, 2012 over 2011 was an increase in the projected benefit obligation and actual return on assets.

The UK defined benefit plan

As of March 31, 2012 and 2011, we held all the assets of the U.K. defined benefit pension plan in a Deposit Administration Contract with Phoenix Life Limited.

At March 31, 2012 we project the following benefit payments in subsequent fiscal years:

2013	$-
2014	-
2015	-
2016	-
2017	87,000
2018 to 2022	128,000
$215,000

We contributed $35,000 in fiscal 2012, $36,000 in fiscal 2011, $39,000 in fiscal 2010, and expect to contribute approximately $35,000 in fiscal 2013.

The following table summarizes the change in benefit obligations and the change in plan assets for the years ended March 31:

	2012	2011
Changes in benefit obligations:
Projected benefit obligation, beginning of year	$652,000	$577,000
Service cost	5,000	3,000
Interest cost	36,000	33,000
Other	(5,000)	(5,000)
Actuarial result	47,000	6,000
Foreign currency translation	(2,000)	38,000

Projected benefit obligation, end of year	$733,000	$652,000

Changes in plan assets:
Plan assets, beginning of year	$562,000	$477,000
Contributions to plan	35,000	36,000
Management cost	(5,000)	(5,000)
Actual return on assets	23,000	22,000
Foreign currency translation	(1,000)	32,000

Plan assets, end of year	$614,000	$562,000

The amount recognized in other comprehensive loss at March 31 consists of:

	2012	2011

Unrecognized net losses (gross of deferred taxes)	$225,000	$185,000

The projected benefit obligation, accumulated benefit obligation and the fair value plan assets at March 31 were as follows:

	2012	2011

Projected benefit obligation	$733,000	$652,000
Accumulated benefit obligation	733,000	652,000
Fair value of plan assets	614,000	562,000

We have recorded the excess of the projected benefit obligation over the fair value of the plan assets of $119,000 and $90,000, as of  March 31, 2012 and March 31, 2011, respectively, as accrued pension liability.

The cost of our defined benefit retirement plan includes the following components for the years ended March 31:

	2012	2011	2010

Gross service cost, net of employee contribution	$5,000	$3,000	$3,000
Interest cost	36,000	33,000	25,000
Expected return on assets	(29,000)	(26,000)	(23,000)
Amortization	12,000	12,000	-

Net periodic retirement cost	$24,000	$22,000	$5,000

Major assumptions used in the above calculations include:

	2012	2011

Discount rate	4.90%	5.50%
Expected return on assets	3.40%	5.00%

The discount rate used is based upon the yields available on high quality corporate bonds with a term that matches the liabilities.

Plan Assets

The primary objective of the Netherlands pension plan is to meet retirement income commitments to plan participants at a reasonable cost.  In The Netherlands, consistent with typical practice, the pension plan is funded through a guaranteed insurance contract with Swiss Life, an insurance company.  Swiss Life is responsible for the investment strategy of the insurance premiums we make.  We have characterized the assets of the pension plan as an “other contract.”

The primary objective of the U.K. pension plan is to meet retirement income commitments to plan participants at a reasonable cost.  The objective is achieved through growth of capital and safety of funds invested.  The pension plan assets are invested in a Deposit Administration Contract with Phoenix Life Limited, an insurance company, with underlying investments primarily in fixed interest U.K. government bonds.

The allocation of pension plan assets as of March 31 was as follows:

	2012		2011
	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation

Other Contract (Netherlands Plan)	100%	100%	100%	100%
Deposit Administration Contract (U.K. Plan)	100%	100%	100%	100%

We calculate the market value of the pension plan assets, held in Swiss Life insured assets, as the stream, based on mortality (an unobservable input), of the earned guaranteed benefit payments discounted at market interest rate.  Accordingly, we have classified the Netherlands pension plan assets as Level 3 assets.  The market value of the U.K. pension plan reflects the value of our contributions to the plan and the credited accrued interest at the rate specified in the Deposit Administration Contract.  Accordingly, we have classified the U.K. plan assets as Level 2 assets.

The fair value of the pension plan assets at March 31 by asset class is as follows:

Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

2012
Other Contract (Netherlands Plan)	$1,217,000	$-	$-	$1,217,000
Deposit Administration Contract (U.K. Plan)	614,000	-	614,000	-

2011
Other Contract (Netherlands Plan)	$1,041,000	$-	$-	$1,041,000
Deposit Administration Contract (U.K. Plan)	562,000	-	562,000	-

The reconciliation of beginning and ending balances for our Level 3 assets is as follows:

Other Contract (Netherlands Pension Plan Assets)

Beginning balance as at April 1, 2011	$1,041,000
Loss recognized in earnings	(23,000)
Unrealized actuarial gain recognized in other comprehensive loss	108,000
Purchases	154,000
Unrealized foreign currency translation loss recognized in other comprehensive loss	(63,000)

Ending balance as at March 31, 2012	$1,217,000

The unrealized actuarial gain of $108,000, recognized in other comprehensive loss, is equally offset by an unrealized actuarial loss, recognized in other comprehensive income, in the Vested Benefit Obligation.

6.	Income Taxes

The components of income tax expense for the years ended March 31 consist of the following:

	2012	2011	2010
Income tax provision:
Current:
U.S. and State	$16,000	$3,000	$24,000
Foreign	35,000	33,000	24,000
Deferred:
Foreign	(3,000)	(7,000)	(7,000)

Total income tax expense	$48,000	$29,000	$41,000

Actual income tax expense differs from statutory federal income tax benefit for the years ended March 31 as follows:

	2012	2011	2010

Statutory federal income tax benefit	$(1,429,000)	$(1,571,000)	$(1,140,000)
State tax benefit, net of federal taxes	(91,000)	(113,000)	(88,000)
Foreign tax	(35,000)	(25,000)	(23,000)
Nondeductible expenses	75,000	50,000	-
Subpart F Income	35,000	43,000	-
Undistributed foreign earnings	9,000	137,000	-
Foreign tax credits	-	(33,000)	-
Valuation allowance increase	1,355,000	985,000	1,209,000
Expiration and adjustments of NOL’s	-	757,000	-
Other	129,000	(201,000)	83,000

Total income tax expense	$48,000	$29,000	$41,000

Deferred taxes at March 31 consist of the following:

	2012	2011
Deferred tax assets (liabilities):
Depreciation	$(52,000)	$(70,000)
Amortization	(175,000)	(468,000)
Pension liability	105,000	104,000
Stock based compensation	1,018,000	934,000
Other reserves and accruals	189,000	161,000
Undistributed foreign earnings	(302,000)	(293,000)
Foreign tax credits	68,000	148,000
Net operating losses	10,929,000	9,911,000

	$11,780,000	$10,427,000

Less valuation allowance	(11,657,000)	(10,340,000)

	$123,000	$87,000

At March 31, 2012, we had U.S. net operating loss (NOL) carryforwards of approximately $30 million for U.S. income tax purposes, which expire in 2012 through 2031, and NOLs in the U.K. of approximately $90,000, which we can carry forward indefinitely.  U.S. NOL carryforwards cannot be used to offset taxable income in foreign jurisdictions.  In addition, future utilization of U.S. NOL carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code.  This section generally relates to a 50 percent change in ownership of a company over a three-year period.  We believe that the issuance of our common stock in the December 2006 public offering resulted in an “ownership change” under Section 382.  Accordingly, our ability to use NOL tax attributes generated prior to December 2006 is limited to approximately $750,000 per year.  We also believe that the issuance of our common stock in the July of 2010 public offering resulted in an additional "ownership change" under Section 382.  Accordingly, our ability to use NOL tax attributes generated after December 2006 and prior to July 2010 is limited to approximately $2,350,000 per year.

Approximately $1.9 million of our NOL carryforwards resulted from the exercise of stock options.  When these loss carryforwards are realized, the corresponding change in valuation allowance will be recorded as additional paid-in capital.

We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets.  We have established a valuation allowance for all U.S. and certain foreign deferred tax assets due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets.  Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements.  The deferred tax asset increased by $1,353,000 and $963,000, respectively, in fiscal 2012 and 2011.  The related valuation allowance increased by $1,317,000 and $985,000, respectively, in fiscal 2012 and 2011.

We have provided for U.S. deferred income taxes as of March 31, 2012 for the undistributed earnings from our non-U.S. subsidiaries.

7.	Business Segment Information

ASC 280, “Segment Reporting,” establishes disclosure standards for segments of a company based on management’s approach to defining operating segments.  In accordance with the objective and basic principles of the standard we aggregate our operating segments into one reportable segment.

Information regarding geographic area sales to customers for the years ended March 31 is as follows:

	United States	United Kingdom	All Other Foreign Countries (1)	Consolidated

2012	$13,854,000	$1,929,000	$4,779,000	$20,562,000

2011	7,908,000	1,481,000	4,398,000	13,787,000

2010	6,056,000	1,578,000	4,229,000	11,863,000

(1)	No country accounts for 10% or more of the consolidated sales

Information regarding geographic area long-lived assets at March 31 is as follows:

	United States	United Kingdom	The Netherlands	Consolidated

2012	$509,000	$17,000	$646,000	$1,172,000

2011	506,000	2,000	702,000	1,210,000

Accounting policies of the operations in the various geographic areas are the same as those described in Note 1.  Sales attributed to each geographic area are net of intercompany sales and are attributed to countries based on location of customers.   No single customer represents 10% or more of our consolidated net sales.  Long-lived assets consist of property and equipment.

8.	Selected Consolidated Quarterly Data (Unaudited)

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended March 31, 2012.  In our opinion, this unaudited information is prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.  The summation of quarterly data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

	2012
	Q1	Q2	Q3	Q4	Annual
Net Sales	$4,653,000	$4,968,000	$5,344,000	$5,597,000	$20,562,000
Gross Profit	3,944,000	4,208,000	4,568,000	4,805,000	17,525,000
Net Loss	(1,331,000)	(1,278,000)	(1,068,000)	(573,000)	(4,250,000)
Basic and Diluted Loss per Share	$(0.06)	$(0.06)	$(0.05)	$(0.03)	$(0.21)

	2011
	Q1	Q2	Q3	Q4	Annual
Net Sales	$3,035,000	$3,245,000	$3,492,000	$4,015,000	$13,787,000
Gross Profit	2,525,000	2,650,000	2,888,000	3,338,000	11,401,000
Net Loss	(929,000)	(923,000)	(1,468,000)	(1,328,000)	4,648,000
Basic and Diluted Loss per Share	$(0.06)	$(0.05)	$(0.07)	$(0.06)	$(0.25)