Form 10-Q
period 2012-06-30
UROPLASTY INC
filed 2012-07-26
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2012
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

As of July 24, 2012 the registrant had 20,926,582 shares of common stock outstanding.

Table of Contents
INDEX

UROPLASTY INC. AND SUBSIDIARIES

Index

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	March 31, 2012

Assets

Current assets:
Cash and cash equivalents	$3,956,255	$4,653,226
Short-term investments	8,833,786	7,200,901
Accounts receivable, net	2,635,682	2,704,434
Inventories	814,072	698,742
Other	468,052	363,639
Total current assets	16,707,847	15,620,942

Property, plant, and equipment, net	1,135,275	1,171,979

Intangible assets, net	734,711	945,880

Long-term investments	2,685,660	4,429,140

Deferred tax assets	117,181	122,872

Total assets	$21,380,674	$22,290,813

See accompanying notes to the condensed consolidated financial statements.

Index

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	March 31, 2012

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$724,802	$593,585
Current portion – deferred rent	35,000	35,000
Income tax payable	7,378	17,892
Accrued liabilities:
Compensation	1,365,247	1,576,147
Other	419,533	316,995

Total current liabilities	2,551,960	2,539,619

Deferred rent – less current portion	32,932	42,043
Accrued pension liability	491,562	474,396

Total liabilities	3,076,454	3,056,058

Commitments and Contingencies	-	-

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 20,926,582 and 20,808,532 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively	209,266	208,085
Additional paid-in capital	55,069,547	54,906,670
Accumulated deficit	(36,535,190)	(35,515,835)
Accumulated other comprehensive net loss	(439,403)	(364,165)

Total shareholders’ equity	18,304,220	19,234,755

Total liabilities and shareholders’ equity	$21,380,674	$22,290,813

See accompanying notes to the condensed consolidated financial statements.

Index

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30
	2012	2011

Net sales	$5,577,123	$4,653,123
Cost of goods sold	755,587	709,566

Gross profit	4,821,536	3,943,557

Operating expenses
General and administrative	1,091,846	1,021,858
Research and development	563,041	455,760
Selling and marketing	3,964,835	3,594,142
Amortization	215,609	212,315
	5,835,331	5,284,075

Operating loss	(1,013,795)	(1,340,518)

Other income (expense)
Interest income	12,578	17,834
Foreign currency exchange (loss) gain	(9,671)	5,308
	2,907	23,142

Loss before income taxes	(1,010,888)	(1,317,376)

Income tax expense	8,467	13,931

Net loss	$(1,019,355)	$(1,331,307)

Basic and diluted loss per common share	$(0.05)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	20,743,282	20,628,788

See accompanying notes to the condensed consolidated financial statements.

Index

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30
	2012	2011

Net loss	$(1,019,355)	$(1,331,307)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(81,099)	25,992
Unrealized gain (loss) on available for sales investments	(790)	11,469
Pension adjustments	6,651	(1,360)
Total other comprehensive income (loss), net of tax	(75,238)	36,101
Comprehensive loss	$(1,094,593)	$(1,295,206)

See accompanying notes to the condensed consolidated financial statements.

Index

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’EQUITY

Three Months Ended June 30, 2012
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2012	20,808,532	$208,085	$54,906,670	$(35,515,835)	$(364,165)	$19,234,755

Share-based consulting and compensation	118,050	1,181	162,877	-	-	164,058

Comprehensive loss	-	-	-	(1,019,355)	(75,238)	(1,094,593)

Balance at June 30, 2012	20,926,582	$209,266	$55,069,547	$(36,535,190)	$(439,403)	$18,304,220

See accompanying notes to the condensed consolidated financial statements.

Index

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30
	2012	2011
Cash flows from operating activities:
Net loss	$(1,019,355)	$(1,331,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288,548	274,102
Loss on disposal of equipment	599	5,996
Amortization of premium on marketable securities	8,091	11,656
Share-based consulting expense	1,623	1,449
Share-based compensation expense	162,435	130,352
Deferred income taxes	(1,117)	(1,462)
Deferred rent	(9,111)	(8,807)
Changes in operating assets and liabilities:
Accounts receivable, net	24,329	68,193
Inventories	(122,672)	(35,090)
Other current assets	(107,267)	(96,533)
Accounts payable	137,599	(94,797)
Accrued liabilities	(106,432)	(329,364)
Accrued pension liability, net	41,029	42,082
Net cash used in operating activities	(701,701)	(1,363,530)

Cash flows from investing activities:
Proceeds from maturity of held-to-maturity marketable securities	3,320,000	1,500,000
Proceeds from maturity of available-for-sale marketable securities	-	2,750,059
Purchases of held-to-maturity marketable securities	-	(3,840,016)
Purchases of available-for-sale marketable securities	(3,218,286)	-
Purchases of property, plant and equipment	(73,902)	(70,865)
Purchase of intangible assets	(4,440)	(10,405)
Net cash provided by investing activities	23,372	328,773

Cash flows from financing activities:
Net proceeds from exercise of options	-	126,550
Net cash provided by financing activities	-	126,550

Effect of exchange rate changes on cash and cash equivalents	(18,642)	5,575

Net decrease in cash and cash equivalents	(696,971)	(902,632)

Cash and cash equivalents at beginning of period	4,653,226	6,063,573

Cash and cash equivalents at end of period	$3,956,255	$5,160,941

Cash paid during the period for income taxes	$18,592	$8,968

See accompanying notes to the condensed consolidated financial statements.

Index

UROPLASTY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

We have prepared our condensed consolidated financial statements included in this Form 10-Q, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information not misleading.  The consolidated results of operations for any interim period are not necessarily indicative of results for a full year.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2012.

The condensed consolidated financial statements presented herein as of June 30, 2012 and for the three-month periods ended June 30, 2012 and 2011 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2012.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the three months ended June 30, 2012 and we have made no changes to these policies during fiscal 2013.

2. Newly Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We adopted this guidance effective April 1, 2012. Since this standard impacts presentation and disclosure requirements only, this adopted guidance did not have an impact on our results of operations or financial position.

3. Cash Equivalents and Marketable Securities

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

We carry held-to-maturity marketable securities at their amortized cost and available-for-sale marketable securities at their fair value and report any unrealized appreciation or depreciation in the fair value of available-for-sale marketable securities in accumulated other comprehensive net loss.  We monitor our investment portfolio for any decline in fair value that is other-than-temporary and record any such impairment as an impairment loss.  We recorded no impairment losses for other-than-temporary declines in the fair value of marketable securities for the three months ended June 30, 2012 and 2011.

Cash and cash equivalents include highly liquid money market funds of $2.7 million and $3.3 million as of June 30, 2012 and March 31, 2012, respectively.  Money market funds present negligible risk of changes in value due to changes in interest rates, and their cost approximates their fair market value.

Index

Short-term and long-term investments include held-to-maturity certificates of deposit with maturities of one to fifteen months of $5.3 million as of June 30, 2012 and $8.6 million as of March 31, 2012.  Due to the negligible risk of changes in value due to changes in interest rates and the short-term nature of these investments, their cost approximates their fair market value.

The amortized cost and fair value of our marketable securities classified as available-for-sale are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2012
Short-term investments:
U.S. Government and Agency debt securities	$3,019,000	$-	$1,000	$3,018,000
Bank holding company debt securities	2,216,000	-	1,000	2,215,000
Long-term investments:
U.S. Government and Agency debt securities	1,006,000	-	-	1,006,000

Total	$6,241,000	$-	$2,000	$6,239,000

March 31, 2012
Short-term investments:
U.S. Government and Agency debt securities	$1,001,000	$-	$-	$1,001,000
Long-term investments:
U.S. Government and Agency debt securities	2,030,000	-	1,000	2,029,000

Total	$3,031,000	$-	$1,000	$3,030,000

As of June 30, 2012, our available-for-sale marketable debt securities will mature within three to fifteen months.

4. Fair Value Measurements

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

Index

The following table provides the assets carried at fair value measured on a recurring basis.

Asset Class	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2012
Short-term investments:
U.S. Government and Agency debt securities	$3,018,000	$-	$3,018,000	$-
Bank holding company debt securities	2,215,000	-	2,215,000	-
Long-term investments:
U.S. Government and Agency debt securities	1,006,000	-	1,006,000	-

March 31, 2012
Short-term investments:
U.S. Government and Agency debt securities	1,001,000	-	1,001,000	-
Long-term investments:
U.S. Government and Agency debt securities	2,029,000	-	2,029,000	-

Our U.S. Government and U.S. Government Agency debt securities consist of bonds, notes and treasury bills with risk ratings of AAA/Aaa.  The estimated fair value of these securities represents valuations provided by external investment managers.

Our bank holding company debt securities consist of bonds issued by bank holding companies that are 100% FDIC insured.  The estimated fair value of these securities represents valuations provided by external investment managers.

Measurements to fair value on a nonrecurring basis relate primarily to our tangible fixed assets and other intangible assets and occur when the derived fair value is below the carrying value on our condensed consolidated balance sheet.  As of June 30, 2011 and March 31, 2012 we had no remeasurements of such assets to fair value.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for short-term and long-term investments include certificates of deposit of which, due to the negligible risk of changes in value due to changes in interest rates and the short-term nature of these investments, their cost approximates their fair market value.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, inventories, other current assets, accounts payable and other current liabilities approximate fair market value.

5. Accounts Receivable

The allowance for doubtful accounts and sales returns was $94,000 at June 30, 2012 and $101,000 at March 31, 2012.

Index

6. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories consist of the following:

	June 30, 2012	March 31, 2012

Raw materials	$211,000	$219,000
Work-in-process	27,000	1,000
Finished goods	576,000	479,000

	$814,000	$699,000

7. Intangible Assets

Our intangible assets are comprised of patents which we amortize on a straight-line basis over their estimated useful lives of six years.

	Gross carrying amount	Accumulated amortization	Net value

June 30, 2012	$5,591,000	$4,856,000	$735,000

March 31, 2012	5,586,000	4,640,000	946,000

At June 30, 2012, we estimate the following annual amortization for these assets in subsequent fiscal years:

Remainder of 2013	$647,000
2014	24,000
2015	23,000
2016	21,000
2017 and beyond	20,000

$735,000

8. Net Loss per Common Share

Basic net loss per common share excludes dilution and is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the three-month periods ended June 30, 2012 and 2011.  To calculate diluted per common share amounts, we add additional shares to the weighted-average common shares outstanding for the assumed exercise of stock options and vesting of restricted shares, if dilutive.  The following potentially dilutive options to purchase shares of common stock and unvested restricted stock at June 30, were excluded from diluted net loss per common share because of their anti-dilutive effect, and therefore, basic net loss per common share equals dilutive net loss per common share for all periods presented in our consolidated statements of operations:

	Number of options and unvested restricted stock	Range of stock option exercise prices

June 30, 2012	1,461,000	$0.77 to $4.56
June 30, 2011	2,113,000	$0.71 to $7.25

Index

9. Share-based Compensation

As of June 30, 2012, we had one active plan (2006 Amended Stock and Incentive Plan) for share-based compensation grants.  Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately.  Under this plan, we had reserved 2,700,000 shares of our common stock for share-based grants.  As of June 30, 2012, we had 1,037,000 shares remaining that were available for grant.  We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  Options granted under this plan generally expire over a period ranging from five to seven years from date of grant and vest at varying rates ranging up to three years.

We recognize share-based compensation expense in the statement of operations based on the fair value of the share-based payment over the requisite service period.  We incurred approximately $164,000 and $132,000 in share-based compensation and consulting expense (inclusive of $2,000 and $1,000, respectively, for option grants to consultants) for the three months ended June 30, 2012 and 2011, respectively.

We determined the fair value of our option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the three months ended June 30:

	2012	2011

Expected life in years	4.74	5.21
Risk-free interest rate	0.82%	1.83%
Expected volatility	91.44%	90.35%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$2.24	$5.37

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

The following table summarizes the activity related to our stock options during the three months ended June 30, 2012:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at March 31, 2012	2,083,000	$3.64
Options granted	32,000	3.27
Options surrendered	(46,000)	4.36

Outstanding at June 30, 2012	2,069,000	$3.62	2.82	$2,676,000

Exercisable at June 30, 2012	1,943,000	$3.38	2.35	$2,770,000

The total fair value of stock options that vested during the three months ended June 30, 2012 and 2011 was $249,000 and $168,000 respectively.

Our 2006 Stock and Incentive Plan also allows our Compensation Committee to grant other stock-based benefits, including restricted shares.  Restricted shares are subject to risk of forfeiture for termination of employment.  The forfeiture risk generally lapses over a period of four years.

Index

The following table summarizes the activity related to our restricted shares during the three months ended June 30, 2012:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value
Balance at March 31, 2012	70,000	$6.30
Shares granted	118,000	3.67
Shares vested	(20,000)	6.09		$127,000

Balance at June 30, 2012	168,000	$4.47	1.66	$750,000

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our Company’s common stock on the grant date.

As of June 30, 2012, we had approximately $1,326,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock options and restricted shares that we expect to recognize over a weighted-average period of approximately 2.6 years.

10. Savings and Retirement Plans

We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $64,000 and $66,000 for the three months ended June 30, 2012 and 2011, respectively.

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

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three month periods ended June 30:

	Three Months Ended June 30
	2012	2011

Gross service cost	$19,000	$20,000
Interest cost	31,000	31,000
Expected return on assets	(5,000)	(5,000)
Amortization	1,000	2,000
Net periodic retirement cost	$46,000	$48,000

11. Business Segment Information

We aggregate our operating segments into one reportable segment in accordance with the objectives and principles of the applicable guidance.

Net sales to customers outside the United States for the three months ended June 30, 2012 and 2011 represented 27% and 38%, respectively, of our consolidated net sales.  Information regarding net sales to customers by geographic area for the three months ended June 30 is as follows:

Index

	United States	All Other Foreign Countries (1)	Consolidated

Three months ended June 30, 2012	$4,060,000	$1,517,000	$5,577,000

Three months ended June 30, 2011	2,891,000	1,762,000	4,653,000

(1)	No country accounts for 10% or more of the consolidated net sales

Information regarding geographic area in which we maintain long-lived assets is as follows:

	United States	All Other Foreign Countries	Consolidated

June 30, 2012	$517,000	$618,000	$1,135,000

Accounting policies of the operations in the various geographic areas are the same as those described in Note 1.  Net sales attributed to each geographic area are net of intercompany sales.  No single customer represents 10% or more of our consolidated net sales.  Long-lived assets consist of property, plant and equipment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We recommend that you read this Report on Form 10-Q in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2012.

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” relating to projections, plans, objectives, estimates, and other statements of future economic performance.  These forward-looking statements are subject to known and unknown risks and uncertainties relating to our future performance that may cause our actual results, performance, or achievements, or industry results, to differ materially from those expressed or implied in any such forward-looking statements.  Our business operates in highly competitive markets and our ability to achieve the results implied by our forward looking statements is subject to changes in general economic conditions, competition, reimbursement levels, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and in our Annual Report filed on Form 10-K for the year ended March 31, 2012.

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

We have identified accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2012.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the three-month period ended June 30, 2012, and we have made no changes to these policies during fiscal 2013.

Index

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

Our sales during the past four years have been significantly influenced by the availability of third-party reimbursement for PTNS treatments.  Sales of our Urgent PC System grew rapidly during fiscal 2007 and 2008 with rapid market acceptance of PTNS treatments that were reimbursed under a listed Current Procedure Technology (CPT®) code.   However, during the first quarter of our fiscal 2009 the American Medical Association (AMA) advised the medical community that the previously recommended listed CPT code for reimbursement for PTNS treatments should be replaced with an unlisted CPT code.  As a result, many third-party insurers delayed or denied reimbursement for PTNS treatments, and sales of our Urgent PC System in the U.S. declined from a peak of $2.2 million in the first quarter of our fiscal 2009 to a range of $0.9 million to $1 million per quarter in the six subsequent fiscal quarters ended December 2010.

We responded by sponsoring several randomized, controlled clinical studies over the following two years, and supported by publication of these clinical studies in U.S. peer-reviewed journals, we applied for, and effective January 2011 the AMA granted, a Category 1 CPT code for PTNS treatments.  The AMA advised us of this decision prior to the effective date and we began to expand our sales organization in anticipation of increased interest in our Urgent PC.  We have expanded our U.S. field sales and support organization from 15 employed sales representatives and six independent manufacturer’s representatives on April 1, 2010 to 38 employed sales representatives and one independent manufacturer’s representative on June 30, 2012.

We also focused our efforts on expanding reimbursement coverage with the Medicare carriers and private payers by instituting a comprehensive program to educate their medical directors regarding the clinical effectiveness, cost effectiveness and patient benefits of PTNS treatments using our Urgent PC System.  As of June 30, 2012, eleven regional Medicare carriers representing 39 states and the District of Columbia, with approximately 36 million covered lives, provide coverage for PTNS treatments.  In addition, we estimate that private payers providing insurance to approximately 84 million lives cover PTNS treatments.

With the availability of a CPT Category 1 code and expanded reimbursement coverage from third-party payers, as well as an expanded sales organization, our U.S. Urgent PC sales of $2.5 million during the quarter ended June 30, 2012 grew 64% over sales during the quarter ended June 30, 2011.  In addition, because of the discontinuation in the marketplace of a competing product and our expanded sales organization, sales of our Macroplastique product in the U.S. of $1.5 million during the quarter ended June 30, 2012 grew 16% over sales during the quarter ended June 30, 2011.

At June 30, 2012, two regional Medicare carriers representing 11 states, with approximately 12 million covered lives, continued to decline reimbursement coverage for PTNS treatments.  We are participating with a Medicare beneficiary who filed an administrative appeal for reconsideration of the decision of one of those regional Medicare carriers.  That appeal remains pending.

The Centers for Medicare and Medicaid Services expects to continue to consolidate the regional Medicare claims administrators and there is no guarantee that Medicare beneficiaries in a region with reimbursement coverage will continue to be reimbursed when consolidated into a regional Medicare carrier with a negative reimbursement policy, or, if reimbursed, that coverage will remain unchanged.  We continue to work with the medical directors of both Medicare and private payers to expand coverage of PTNS treatments, and to ensure that coverage continues after the number of Medicare regions is decreased and regional Medicare administrators are transitioned.

Index

Results of Operations

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Net Sales:  During the three months ended June 30, 2012, consolidated net sales of $5.6 million represented a $0.9 million, or a 20% increase, over net sales of $4.7 million for the three months ended June 30, 2011.

The increase in consolidated net sales for the three months ended June 30, 2012 is attributed to the growth in U.S. sales.

Net sales to customers in the U.S. of $4.1 million during the three months ended June 30, 2012, represented an increase of $1.2 million, or 40%, over net sales of $2.9 million for the three months ended June 30, 2011.

Net sales in the U.S. of our Urgent PC product increased 64% to $2.5 million for three months ended June 30, 2012, from $1.5 million for the same period last year.  Net sales increased because adoption and usage of the Urgent PC increased with the assignment of a new listed Category I  CPT code effective January 2011 and expanded reimbursement coverage by third-party payers as well as the impact of our expanded direct sales organization.

In the fiscal first quarter ended June 30, 2012 we had 577 customers purchasing 3,283 lead set boxes, compared to 401 customers purchasing 1,985 lead set boxes in the first fiscal quarter of last year.  In the fiscal fourth quarter ended March 31, 2012 we had 538 customers purchasing 3,023 lead set boxes.  We are expanding the customer base and the customers have ramped-up their practice in light of the decision by several Medicare carriers and private payers to cover PTNS treatments using our Urgent PC.

Net sales in the U.S. of our Macroplastique product increased 16% to $1.5 million for the three months ended June 30, 2012, from $1.3 million for the same year-ago period.  Net sales of our Macroplastique product increased over the corresponding period last year because of our increased sales and marketing focus on this product and the discontinuation in the marketplace of a competing product.

Net sales to customers outside the U.S. for the three months ended June 30, 2012 were $1.5 million compared to $1.8 million for the three months ended June 30, 2011, a decrease of 14%.  Excluding the translation impact of fluctuations in foreign currency exchange rates, net sales decreased by approximately 6%.  The decline in sales is primarily attributed to a decline in Macroplastique sales, offset partially by an increase in Urgent PC sales.   Urgent PC sales of $556,000 for the three months ended June 30, 2012 increased 27% from $437,000 for the same period last year.  Excluding the translation impact of fluctuations in foreign currency exchange rates, Urgent PC sales increased by approximately 38%.

Gross Profit:  Gross profit was $4.8 million or 86.5% on net sales during the three months ended June 30, 2012, and $3.9 million, or 84.8% of net sales for the three months ended June 30, 2011.  The increase in the gross profit percentage is attributed primarily to a favorable impact of approximately 0.5 percentage points from an increase in capacity absorption, a favorable impact of approximately 1.4 percentage points from product mix, offset partially by an unfavorable impact of the changes in the currency exchange rates on our foreign currency-denominated sales.

General and Administrative Expenses (G&A):  G&A expenses of $1.1 million during the three months ended June 30, 2012, increased $70,000 from $1.0 million during the same period in 2011.  G&A expenses increased primarily because of an increase in compensation costs.

Research and Development Expenses (R&D):  R&D expenses of $563,000 during the three months ended June 30, 2012, increased $107,000 from $456,000 during the same period in 2011.  The increase is attributed primarily to a $148,000 charge for product testing and validation of the planned replacement of components for one of our products, offset by a $66,000 decrease in clinical study costs.

Selling and Marketing Expenses (S&M):  S&M expenses of $4.0 million during the three months ended June 30, 2012, increased $371,000 from $3.6 million during the same period in 2011.  S&M expenses during the three months ended June 30, 2012, increased primarily because of an increase in compensation-related costs resulting from the increase in personnel in our U.S field sales and support organization and an increase in related travel expense for those employees.

Amortization of Intangibles: Amortization of intangibles was $216,000 and $212,000 for the three months ended June 30, 2012 and 2011, respectively.

Other Income (Expense):  Other income (expense) includes interest income, foreign currency exchange and gains and losses and other non-operating costs when incurred.  Net other income was $3,000 and $23,000 for the three months ended June 30, 2012 and 2011, respectively.  Other income decreased as a result of a $5,000 decrease in interest income, and a $10,000 foreign currency exchange loss for the three months ended June 30, 2012 compared with a $5,000 foreign currency exchange gain for the three months ended June 30, 2011.

Index

Income Tax Expense:  During the three months ended June 30, 2012 and 2011, we recorded income tax expense of $8,000 and $14,000, respectively.

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

Our non-GAAP operating loss during the three months ended June 30, 2012 and 2011 was approximately $561,000 and $934,000, respectively.  The decrease in non-GAAP operating loss for the three months ended June 30, 2012 over the corresponding period a year ago is attributed to the increase in net sales and gross profit percent, which more than offset the increase in spending, primarily in selling and marketing.

		Expense Adjustments
Three-Months Ended	GAAP	Share-based Expense	Depreciation	Amortization of Intangibles	Non-GAAP
June 30, 2012
Gross Profit	$4,822,000	$6,000	$9,000		$4,837,000
% of net sales	86.5%				86.7%
Operating Expenses
General and administrative	1,092,000	(86,000)	(47,000)		959,000
Research and development	563,000	(12,000)	(1,000)		550,000
Selling and marketing	3,965,000	(60,000)	(16,000)		3,889,000
Amortization	216,000			$(216,000)	-
	5,836,000	(158,000)	(64,000)	(216,000)	5,398,000

Operating Loss	$(1,014,000)	$164,000	$73,000	$216,000	$(561,000)

June 30, 2011
Gross Profit	$3,944,000	$5,000	$8,000		$3,957,000
% of net sales	84.8%				85.0%
Operating Expenses
General and administrative	1,022,000	(74,000)	(40,000)		908,000
Research and development	456,000	(8,000)	(3,000)		445,000
Selling and marketing	3,594,000	(45,000)	(11,000)		3,538,000
Amortization	212,000			$(212,000)	-
	5,284,000	(127,000)	(54,000)	(212,000)	4,891,000

Operating Loss	$(1,340,000)	$132,000	$62,000	$212,000	$(934,000)

Index

Liquidity and Capital Resources

Cash Flows.

At June 30, 2012, our cash and cash equivalents and short-term investments balances totaled $12.8 million. Our long-term investments at June 30, 2012 were $2.7 million.

At June 30, 2012, we had working capital of approximately $14.2 million.

For the three months ended June 30, 2012, we used $702,000 of cash in operating activities, compared to $1.4 million of cash used in the same period a year ago.  We used this cash primarily to fund the operating loss, net of non-cash charges for depreciation, amortization of intangibles and equity compensation, of $561,000, and $934,000 in the respective periods.  We have continued to show an operating loss because we have continued to invest, primarily in sales and marketing, to grow our U.S. business.  We also used approximately $133,000 of cash to finance working capital necessary to support increased net sales, compared to $446,000 of cash used in the same period a year ago.

For the three months ended June 30, 2012, we used $74,000 in investing activities to purchase property, plant and equipment compared with approximately $71,000 for the same period a year ago.

Sources of Liquidity.

Uroplasty BV, our subsidiary in the Netherlands, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $629,000) credit line secured by our facility in Geleen, The Netherlands.  The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.3% base rate on June 30, 2012), subject to a minimum interest rate of 3.5% per annum.  We had no borrowings outstanding on this credit line at June 30, 2012.

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

Commitments and Contingencies.

We discuss our commitments and contingencies in our Annual Report on Form 10-K for the year ended March 31, 2012.  There have been no significant changes in our commitments for capital expenditure and contractual obligations since March 31, 2012.

We expect to continue to incur costs for clinical studies to support our ongoing marketing efforts and to meet regulatory requirements.  We also expect to continue to incur significant expenses to support our U.S. sales and marketing organization, and for regulatory activities.  In fiscal 2013 we started two multiyear studies: a pilot clinical study in the U.S, for the use of our Urgent PC for the treatment of fecal incontinence and a clinical study and product design for a minimally invasive implantable product for treatment of OAB.  We estimate we will spend $0.8 million in fiscal 2013 for clinical studies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We discuss quantitative and qualitative disclosures about market risk in our Annual Report on Form 10-K for the year ended March 31, 2012.  There have been no significant changes since March 31, 2012.

Index

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

Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the quarter ended June 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Index

ITEM 6.	EXHIBITS

Exhibits

31.1	Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)

99.1	Press Release dated July 26,2012

101
Financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.
Date: July 26, 2012	By: /s/ DAVID B. KAYSEN David B. Kaysen President and Chief Executive Officer
Date: July 26, 2012	By: /s/ MAHEDI A. JIWANI Mahedi A. Jiwani Chief Financial Officer