Form 10-Q
period 2012-09-30
UROPLASTY INC
filed 2012-10-25
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2012
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

As of October 23, 2012 the registrant had 20,989,982 shares of common stock outstanding.

Table of Contents
INDEX

UROPLASTY INC. AND SUBSIDIARIES

Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	March 31, 2012

Assets

Current assets:
Cash and cash equivalents	$4,611,542	$4,653,226
Short-term investments	10,563,762	7,200,901
Accounts receivable, net	2,577,134	2,704,434
Inventories	869,554	698,742
Other	465,568	363,639
Total current assets	19,087,560	15,620,942

Property, plant, and equipment, net	1,087,182	1,171,979

Intangible assets, net	519,030	945,880

Long-term investments	240,000	4,429,140

Deferred tax assets	117,456	122,872

Total assets	$21,051,228	$22,290,813

See accompanying notes to the condensed consolidated financial statements.

Index

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2012	March 31, 2012

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$614,919	$593,585
Current portion – deferred rent	35,000	35,000
Income tax payable	6,480	17,892
Accrued liabilities:
Compensation	1,501,995	1,576,147
Other	407,074	316,995

Total current liabilities	2,565,468	2,539,619

Deferred rent – less current portion	23,669	42,043
Accrued pension liability	424,481	474,396

Total liabilities	3,013,618	3,056,058

Commitments and Contingencies	-	-

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 20,989,982 and 20,808,532 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively	209,900	208,085
Additional paid-in capital	55,409,538	54,906,670
Accumulated deficit	(37,174,716)	(35,515,835)
Accumulated other comprehensive net loss	(407,112)	(364,165)

Total shareholders’ equity	18,037,610	19,234,755

Total liabilities and shareholders’ equity	$21,051,228	$22,290,813

See accompanying notes to the condensed consolidated financial statements.

Index

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2012	2011	2012	2011

Net sales	$5,709,840	$4,967,621	$11,286,963	$9,620,743
Cost of goods sold	774,963	759,336	1,530,550	1,468,901

Gross profit	4,934,877	4,208,285	9,756,413	8,151,842

Operating expenses
General and administrative	1,027,835	942,557	2,119,681	1,964,415
Research and development	598,933	456,871	1,161,974	912,631
Selling and marketing	3,734,042	3,869,875	7,698,877	7,464,017
Amortization	215,681	214,056	431,290	426,371
	5,576,491	5,483,359	11,411,822	10,767,434

Operating loss	(641,614)	(1,275,074)	(1,655,409)	(2,615,592)

Other income (expense)
Interest income	10,931	13,716	23,509	31,550
Interest expense	-	(57)	-	(57)
Foreign currency exchange gain (loss)	5,794	(8,587)	(3,877)	(3,279)
	16,725	5,072	19,632	28,214

Loss before income taxes	(624,889)	(1,270,002)	(1,635,777)	(2,587,378)

Income tax expense	14,637	8,485	23,104	22,416

Net loss	$(639,526)	$(1,278,487)	$(1,658,881)	$(2,609,794)

Basic and diluted loss per common share	$(0.03)	$(0.06)	$(0.08)	$(0.13)

Weighted average common shares outstanding:
Basic and diluted	20,763,345	20,688,919	20,753,368	20,659,017

See accompanying notes to the condensed consolidated financial statements.

Index

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2012	2011	2012	2011

Net loss	$(639,526)	$(1,278,487)	$(1,658,881)	$(2,609,794)

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	36,466	(86,227)	(44,633)	(60,235)

Unrealized gain (loss) on available for sale investments	2,941	(1,235)	2,151	10,233

Pension adjustments	(7,116)	8,622	(465)	7,263

Total other comprehensive income (loss), net of tax	32,291	(78,840)	(42,947)	(42,739)

Comprehensive loss	$(607,235)	$(1,357,327)	$(1,701,828)	$(2,652,533)

See accompanying notes to the condensed consolidated financial statements.

Index

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Six Months Ended September 30, 2012
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2012	20,808,532	$208,085	$54,906,670	$(35,515,835)	$(364,165)	$19,234,755

Share-based consulting and compensation	141,450	1,415	353,268	-	-	354,683

Proceeds from exercise of stock options	40,000	400	149,600	-	-	150,000

Comprehensive loss	-	-	-	(1,658,881)	(42,947)	(1,701,828)

Balance at September 30, 2012	20,989,982	$209,900	$55,409,538	$(37,174,716)	$(407,112)	$18,037,610

See accompanying notes to the condensed consolidated financial statements.

Index

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended September 30
	2012	2011
Cash flows from operating activities:
Net loss	$(1,658,881)	$(2,609,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	576,665	552,275
Loss on disposal of equipment	2,797	6,475
Amortization of premium on marketable securities	26,716	17,039
Share-based consulting expense	1,623	2,787
Share-based compensation expense	353,060	288,754
Deferred income tax expense (benefit)	2,860	(3,040)
Deferred rent credit	(18,374)	(17,614)
Changes in operating assets and liabilities:
Accounts receivable, net	100,537	(196,435)
Inventories	(175,833)	(65,281)
Other current assets	(102,998)	(143,370)
Accounts payable	26,516	(27,130)
Accrued liabilities	10,040	(20,515)
Accrued pension liability, net	(36,401)	(65,303)
Net cash used in operating activities	(891,673)	(2,281,152)

Cash flows from investing activities:
Proceeds from maturity of held-to-maturity investments	3,800,000	3,500,016
Proceeds from maturity of available-for-sale investments	2,000,000	7,518,252
Purchases of held-to-maturity investments	(1,780,000)	(5,280,042)
Purchases of available-for-sale investments	(3,218,286)	-
Purchases of property, plant and equipment	(93,981)	(106,325)
Proceeds from sale of property, plant and equipment	7,276	-
Purchase of intangible assets	(4,440)	(67,198)
Net cash provided by investing activities	710,569	5,564,703

Cash flows from financing activities:
Net proceeds from exercise of options	150,000	207,050
Net cash provided by financing activities	150,000	207,050

Effect of exchange rate changes on cash and cash equivalents	(10,580)	(15,824)

Net (decrease) increase in cash and cash equivalents	(41,684)	3,474,777

Cash and cash equivalents at beginning of period	4,653,226	6,063,573

Cash and cash equivalents at end of period	$4,611,542	$9,538,350

Cash paid during the period for interest	$-	$57
Cash paid during the period for income taxes	35,507	24,074

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

The condensed consolidated financial statements presented herein as of September 30, 2012 and for the three- and six- month periods ended September 30, 2012 and 2011 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2012.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the three and six months ended September 30, 2012 and we have made no changes to these policies during fiscal 2013.

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

Index

The following table provides the assets carried at fair value measured on a recurring basis.

Asset Class	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2012
Short-term investments:
U.S. Government and Agency debt securities	$3,019,000	$-	$3,019,000	$-
Bank holding company debt securities	1,205,000	-	1,205,000	-

March 31, 2012
Short-term investments:
U.S. Government and Agency debt securities	1,001,000	-	1,001,000	-
Long-term investments:
U.S. Government and Agency debt securities	2,029,000	-	2,029,000	-

Our U.S. Government and U.S. Government Agency debt securities consist of bonds, notes and treasury bills with risk ratings of AAA/Aaa.  The estimated fair value of these securities represents valuations provided by external investment managers.

Our bank holding company debt securities consist of FDIC insured securities.  The estimated fair value of these securities represents valuations provided by external investment managers.

Measurements to fair value on a nonrecurring basis relate primarily to our tangible fixed assets and other intangible assets and occur when the derived fair value is below the carrying value on our condensed consolidated balance sheet.  As of September 30, 2011 and March 31, 2012 we had no remeasurements of such assets to fair value.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for short-term and long-term investments include certificates of deposit of which, due to the negligible risk of changes in value resulting from changes in interest rates and the short-term nature of these investments, their cost approximates their fair market value.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, inventories, other current assets, accounts payable and other current liabilities approximate fair market value.

4.	Accounts Receivable

The allowance for doubtful accounts and sales returns was $118,000 at September 30, 2012 and $101,000 at March 31, 2012.

5.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories consist of the following:

	September 30, 2012	March 31, 2012

Raw materials	$221,000	$219,000
Work-in-process	19,000	1,000
Finished goods	630,000	479,000

	$870,000	$699,000

Index

6.	Intangible Assets

Our intangible assets are comprised of patents which we amortize on a straight-line basis over their estimated useful lives of six years.

	Gross carrying amount	Accumulated amortization	Net value

September 30, 2012	$5,590,000	$5,071,000	$519,000

March 31, 2012	5,586,000	4,640,000	946,000

At September 30, 2012, we estimate the following annual amortization for these assets in subsequent fiscal years:

Remainder of 2013	$431,000
2014	24,000
2015	23,000
2016	21,000
2017 and beyond	20,000

$519,000

7.	Net Loss per Common Share

The following potentially dilutive options to purchase shares of common stock and unvested restricted stock at September 30, were excluded from diluted net loss per common share because of their anti-dilutive effect, and therefore, basic net loss per common share equals dilutive net loss per common share for all periods presented in our consolidated statements of operations:

	Number of options and unvested restricted stock	Range of stock option exercise prices

September 30, 2012	1,277,000	$0.77 to $3.76
September 30, 2011	1,428,000	$0.71 to $4.83

8.	Share-based Compensation

As of September 30, 2012, we had one active plan (2006 Amended Stock and Incentive Plan) for share-based compensation grants.  Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately.  Under this plan, we had reserved 2,700,000 shares of our common stock for share-based grants.  As of September 30, 2012, we had 1,109,000 shares remaining that were available for grant.  We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  Options granted under this plan generally expire over a period ranging from five to seven years from date of grant and vest at varying rates ranging up to three years.

We recognize share-based compensation expense in the statement of operations based on the fair value of the share-based payment over the requisite service period.  We incurred approximately $355,000 and $292,000 in share-based compensation and consulting expense (inclusive of $2,000 and $3,000, respectively, for option grants to consultants) for the six months ended September 30, 2012 and 2011, respectively.

Index

We determined the fair value of our option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the six months ended September 30:

	2012	2011

Expected life in years	5.59	5.46
Risk-free interest rate	0.95%	1.67%
Expected volatility	91.16%	89.98%
Expected dividend yield	0	0
Weighted-average grant date fair value	$2.61	$4.90

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

The following table summarizes the activity related to our stock options during the six months ended September 30, 2012:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at March 31, 2012	2,083,000	$3.64
Options granted	84,000	3.61
Options exercised	(40,000)	3.75
Options surrendered	(194,000)	4.33

Outstanding at September 30, 2012	1,933,000	$3.57	2.94	$1,766,000

Exercisable at September 30, 2012	1,702,000	$3.35	2.55	$1,747,000

The total fair value of stock options that vested during the six months ended September 30, 2012 and 2011 was $386,000 and $280,000 respectively.

Our 2006 Stock and Incentive Plan also allows our Compensation Committee to grant other stock-based benefits, including restricted shares.  Restricted shares are subject to risk of forfeiture for termination of employment.  The forfeiture risk generally lapses over a period of four years.

The following table summarizes the activity related to our restricted shares during the six months ended September 30, 2012:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value
Balance at March 31, 2012	70,000	$6.30
Shares granted	142,000	3.69
Shares vested	(20,000)	6.09		$127,000

Balance at September 30, 2012	192,000	$4.38	1.37	$840,000

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our Company’s common stock on the grant date.

Index

As of September 30, 2012, we had approximately $1,368,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock options and restricted shares that we expect to recognize over a weighted-average period of approximately 2.2 years.

9.	Savings and Retirement Plans

We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $121,000 and $117,000 for the six months ended September 30, 2012 and 2011, respectively.

Our international subsidiaries have defined benefit retirement plans for eligible employees.  These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans.

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three- and six- month periods ended September 30:

	Three Months Ended September 30		Six Months Ended September 30
	2012	2011	2012	2011

Gross service cost	$19,000	$20,000	$37,000	$40,000
Interest cost	30,000	31,000	61,000	63,000
Expected return on assets	(5,000)	(5,000)	(9,000)	(10,000)
Amortization	1,000	1,000	2,000	3,000
Net periodic retirement cost	$45,000	$47,000	$91,000	$96,000

10.	Business Segment Information

We aggregate our operating segments into one reportable segment in accordance with the objectives and principles of the applicable guidance.

Net sales to customers outside the United States for the three months ended September 30, 2012 and 2011 represented 26% and 31%, respectively, of our consolidated net sales.  Net sales to customers outside the United States for the six months ended September 30, 2012 and 2011 represented 27% and 34%, respectively, of our consolidated net sales.  Information regarding net sales to customers by geographic area for the three and six months ended September 30 is as follows:

	United States	All Other Foreign Countries (1)	Consolidated

Three months ended September 30, 2012	$4,219,000	$1,491,000	$5,710,000

Three months ended September 30, 2011	3,433,000	1,535,000	4,968,000

Six months ended September 30, 2012	8,280,000	3,007,000	11,287,000

Six months ended September 30, 2011	6,324,000	3,297,000	9,621,000

(1)	No country accounts for 10% or more of the consolidated net sales

Index

Information regarding geographic area in which we maintain long-lived assets is as follows:

	United States	All Other Foreign Countries	Consolidated

September 30, 2012	$466,000	$621,000	$1,087,000

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

We have identified accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2012.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the three and six months ended September 30, 2012, and we have made no changes to these policies during fiscal 2013.

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

Index

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

We responded by sponsoring several randomized, controlled clinical studies over the following two years, and supported by publication of these clinical studies in U.S. peer-reviewed journals, we applied for, and effective January 2011 the AMA granted, a Category 1 CPT code for PTNS treatments.  The AMA advised us of this decision prior to the effective date and we began to expand our sales organization in anticipation of increased interest in our Urgent PC.  We have expanded our U.S. field sales and support organization from 15 employed sales representatives and six independent manufacturer’s representatives on April 1, 2010 to 41 employed sales representatives and one independent manufacturer’s representative on September 30, 2012.

We also focused our efforts on expanding reimbursement coverage with the Medicare carriers and private payers by instituting a comprehensive program to educate their medical directors regarding the clinical effectiveness, cost effectiveness and patient benefits of PTNS treatments using our Urgent PC System.  As of September 30, 2012, eleven regional Medicare carriers representing 39 states and the District of Columbia, with approximately 36 million covered lives, provide coverage for PTNS treatments.  In addition, we estimate that private payers providing insurance to approximately 99 million lives cover PTNS treatments.

With the availability of a CPT Category 1 code and expanded reimbursement coverage from third-party payers, as well as an expanded sales organization, our U.S. Urgent PC sales of $5.3 million during the six-month period ended September 30, 2012 grew 49% over sales during the six-month period ended September 30, 2011.  In addition, because of the discontinuation in the marketplace of a competing product and our expanded sales organization, sales of our Macroplastique product in the U.S. of $2.9 million during the six-month period ended September 30, 2012 grew 10% over sales during the six-month period ended September 30, 2011.

At September 30, 2012, two regional Medicare carriers representing 11 states, with approximately 12 million covered lives, continued to decline reimbursement coverage for PTNS treatments.  We are participating with a Medicare beneficiary who filed an administrative appeal for reconsideration of the decision of one of those regional Medicare carriers.  That appeal remains pending.

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

Results of Operations

Three and six months ended September 30, 2012 compared to three and six months ended September 30, 2011

Net Sales:  During the three months ended September 30, 2012, consolidated net sales of $5.7 million represented a $742,000, or a 15% increase, over net sales of $5.0 million for the three months ended September 30, 2011.  During the six months ended September 30, 2012, consolidated net sales of $11.3 million represented a $1.7 million, or a 17% increase, over net sales of $9.6 million for the six months ended September 30, 2011.

The increase in consolidated net sales for the three and six months ended September 30, 2012 is attributed to the growth in U.S. sales.

Net sales to customers in the U.S. of $4.2 million during the three months ended September 30, 2012, represented an increase of $786,000, or 23%, over net sales of $3.4 million for the three months ended September 30, 2011.  Net sales to customers in the U.S. of $8.3 million during the six months ended September 30, 2012, represented an increase of $2.0 million, or 31%, over net sales of $6.3 million for the six months ended September 30, 2011.

Index

Net sales in the U.S. of our Urgent PC product increased 38% to $2.7 million for the three months ended September 30, 2012, from $2.0 million for the same period last year.  Net sales in the U.S. of our Urgent PC product increased 49% to $5.3 million for the six months ended September 30, 2012, from $3.5 million for the same period last year. Net sales increased because of expanded reimbursement coverage by third-party payers, and because of the impact of our expanded direct sales organization and programs to support continued use of our Urgent PC products.

In the fiscal second quarter ended September 30, 2012 we had 648 customers purchasing 3,576 lead set boxes, compared to 509 customers purchasing 2,579 lead set boxes in the second fiscal quarter of last year.  In the fiscal first quarter ended June 30, 2012 we had 577 customers purchasing 3,283 lead set boxes.  We are expanding the customer base and the customers have ramped-up their practice in light of the decision by several Medicare carriers and private payers to cover PTNS treatments using our Urgent PC.

Net sales in the U.S. of our Macroplastique product increased 4% to $1.4 million for the three months ended September 30, 2012 compared to the same period last year.  Net sales in the U.S. of our Macroplastique product increased 10% to $2.9 million for the six months ended September 30, 2012, from $2.7 million for the same period last year. Net sales of our Macroplastique product increased over the corresponding periods last year because of our increased sales and marketing focus on this product and the discontinuation in the marketplace of a competing product.

Net sales to customers outside the U.S. for the three months ended September 30, 2012 decreased 3% to $1.5 million compared to the three months ended September 30, 2011.  Excluding the translation impact of fluctuations in foreign currency exchange rates, net sales increased by approximately 6%.  Net sales to customers outside the U.S. for the six months ended September 30, 2012 were $3.0 million compared to $3.3 million for the six months ended September 30, 2011, a decrease of 9%.  Excluding the translation impact of fluctuations in foreign currency exchange rates, net sales decreased by approximately 1%.  Urgent PC sales increased in each quarter of the current fiscal year over the corresponding year ago quarters.  Macroplastique sales declined in the first fiscal quarter and were about flat in the second fiscal quarter over the corresponding year ago quarters.  The decline in first quarter Macroplastique sales is primarily caused by one-time sales last year to one of our distributors.

Urgent PC sales to customers outside of the U.S. of $510,000 for the three months ended September 30, 2012 increased 31% from $389,000 for the same period last year.  Excluding the translation impact of fluctuations in foreign currency exchange rates, Urgent PC sales increased by approximately 40%.  Urgent PC sales of $1.1 million for the six months ended September 30, 2012 increased 29% from $826,000 for the same period last year.  Excluding the translation impact of fluctuations in foreign currency exchange rates, Urgent PC sales increased by approximately 39%.  The increase in sales for both periods is attributed to the increase in adoption of the product by our customers, primarily in the United Kingdom.

Gross Profit:  Gross profit was $4.9 million or 86.4% on net sales during the three months ended September 30, 2012, and $4.2 million, or 84.7% of net sales for the three months ended September 30, 2011.  The increase in the gross profit percentage is attributed primarily to a favorable impact of approximately 1.1 percentage points from an increase in capacity absorption and reduced overhead costs, a favorable impact of approximately 0.8 percentage points from product mix, offset partially by an unfavorable impact of the changes in the currency exchange rates on our foreign currency-denominated sales.

Gross profit was $9.8 million or 86.4% on net sales during the six months ended September 30, 2012, and $8.2 million, or 84.7% of net sales for the six months ended September 30, 2011.  The increase in the gross profit percentage is attributed primarily to a favorable impact of approximately 1.0 percentage points from an increase in capacity absorption and reduced overhead costs, a favorable impact of approximately 1.1 percentage points from product mix, offset partially by an unfavorable impact of the changes in the currency exchange rates on our foreign currency-denominated sales.

General and Administrative Expenses (G&A):  G&A expenses of $1.0 million during the three months ended September 30, 2012, increased $85,000 from $943,000 during the same period in 2011.  G&A expenses of $2.1 million during the six months ended September 30, 2012, increased $155,000 from $2.0 million during the same period in 2011.  G&A expenses for both periods increased primarily because of an increase in compensation costs.

Research and Development Expenses (R&D):  R&D expenses of $599,000 during the three months ended September 30, 2012, increased $142,000 from $457,000 during the same period in 2011.  R&D expenses of $1.2 million during the six months ended September 30, 2012, increased $249,000 from $913,000 during the same period in 2011.  The increase is attributed primarily to a $203,000 charge in the three-month period and a $309,000 charge in the six-month period for product testing and validation of the planned replacement of components for one of our products.

Index

Selling and Marketing Expenses (S&M):  S&M expenses of $3.7 million during the three months ended September 30, 2012, decreased $136,000 from $3.9 million during the same period in 2011.  S&M expenses during the three months ended September 30, 2012, decreased primarily because of a $230,000 decrease in bonus incentive related costs, offset by a $56,000 increase in travel costs and a $64,000 increase in marketing related costs. S&M expenses of $7.7 million during the six months ended September 30, 2012, increased $235,000 from $7.5 million during the same period in 2011.  S&M expenses during the six months ended September 30, 2012, increased primarily because of a $113,000 increase in compensation-related costs and a $205,000 increase in travel costs resulting from the increase in personnel in our U.S field sales and support organization, and an $84,000 increase in marketing related costs, offset partially by a $222,000 decrease in bonus incentive related costs.

Amortization of Intangibles: Amortization of intangibles was $216,000 and $214,000 for the three months ended September 30, 2012 and 2011, respectively. Amortization of intangibles was $431,000 and $426,000 for the six months ended September 30, 2012 and 2011, respectively.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange gains and losses and other non-operating costs when incurred.  Net other income was $17,000 and $5,000 for the three months ended September 30, 2012 and 2011, respectively. Other income increased as a result of a $6,000 foreign currency exchange gain for the three months ended September 30, 2012 compared with a $9,000 foreign currency exchange loss for the three months ended September 30, 2011, offset by a 3,000 decrease in interest income.  Net other income was $20,000 and $28,000 for the six months ended September 30, 2012 and 2011, respectively.  Other income decreased primarily as the result of an $8,000 decrease in interest income on lower cash balances and interest rates.

Income Tax Expense:  During the three months ended September 30, 2012 and 2011, we recorded income tax expense of $15,000 and $8,000, respectively. During the six months ended September 30, 2012 and 2011, we recorded income tax expense of $23,000 and $22,000, respectively.

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

Our non-GAAP operating loss during the three months ended September 30, 2012 and 2011 was approximately $163,000 and $837,000, respectively.  Our non-GAAP operating loss during the six months ended September 30, 2012 and 2011 was approximately $724,000 and $1.8 million, respectively.  The decrease in non-GAAP operating loss for the three and six months ended September 30, 2012 over the corresponding period a year ago is attributed to the increase in net sales and gross profit percent, which more than offset the increase in operating spending.

Index

		Expense Adjustments
Three-Months Ended	GAAP	Share-based Expense	Depreciation	Amortization of Intangibles	Non-GAAP
September 30, 2012
Gross Profit	$4,935,000	$8,000	$9,000		$4,952,000
% of net sales	86.4%				86.7%
Operating Expenses
General and administrative	1,028,000	(108,000)	(50,000)		870,000
Research and development	599,000	(14,000)	(1,000)		584,000
Selling and marketing	3,734,000	(60,000)	(13,000)		3,661,000
Amortization	216,000			$(216,000)	-
	5,577,000	(182,000)	(64,000)	(216,000)	5,115,000

Operating Loss	$(642,000)	$190,000	$73,000	$216,000	$(163,000)

September 30, 2011
Gross Profit	$4,208,000	$6,000	$8,000		$4,222,000
% of net sales	84.7%				85.0%
Operating Expenses
General and administrative	942,000	(90,000)	(40,000)		812,000
Research and development	457,000	(11,000)	(3,000)		443,000
Selling and marketing	3,870,000	(53,000)	(13,000)		3,804,000
Amortization	214,000			$(214,000)	-
	5,483,000	(154,000)	(56,000)	(214,000)	5,059,000

Operating Loss	$(1,275,000)	$160,000	$64,000	$214,000	$(837,000)

		Expense Adjustments
Six-Months Ended	GAAP	Share-based Expense	Depreciation	Amortization of Intangibles	Non-GAAP
September 30, 2012
Gross Profit	$9,756,000	$15,000	$18,000		$9,789,000
% of net sales	86.4%				86.7%
Operating Expenses
General and administrative	2,120,000	(194,000)	(96,000)		1,830,000
Research and development	1,162,000	(26,000)	(2,000)		1,134,000
Selling and marketing	7,699,000	(120,000)	(30,000)		7,549,000
Amortization	431,000			$(431,000)	-
	11,412,000	(340,000)	(128,000)	(431,000)	10,513,000

Operating Loss	$(1,656,000)	$355,000	$146,000	$431,000	$(724,000)

September 30, 2011
Gross Profit	$8,152,000	$11,000	$15,000		$8,178,000
% of net sales	84.7%				85.0%
Operating Expenses
General and administrative	1,965,000	(164,000)	(80,000)		1,721,000
Research and development	913,000	(19,000)	(6,000)		888,000
Selling and marketing	7,464,000	(98,000)	(25,000)		7,341,000
Amortization	426,000			$(426,000)	-
	10,768,000	(281,000)	(111,000)	(426,000)	9,950,000

Operating Loss	$(2,616,000)	$292,000	$126,000	$426,000	$(1,772,000)

Index

Liquidity and Capital Resources

Cash Flows.

At September 30, 2012, our cash and cash equivalents and short-term investments balances totaled $15.2 million. Our long-term investments at September 30, 2012 were $240,000.

At September 30, 2012, we had working capital of approximately $16.5 million.

For the six months ended September 30, 2012, we used $892,000 of cash in operating activities, compared to $2.3 million of cash used during the six months ended September 30, 2011.  We used this cash primarily to fund the operating loss, net of non-cash charges for depreciation, amortization of intangibles and equity compensation, of $724,000 during the six months ended September 30, 2012, and $1,772,000 during the six months ended September 30, 2011.  We have continued to show an operating loss because we have continued to invest, primarily in sales and marketing and research and development, to grow our U.S. business.  We also used approximately $142,000 of cash to finance working capital necessary to support increased net sales in the six months ended September 30, 2012, compared to $453,000 in the six months ended September 30, 2011.

For the six months ended September 30, 2012, we used $94,000 to purchase property, plant and equipment compared with approximately $106,000 for the same period a year ago.

For the six months ended September 30, 2012, we generated $150,000 of cash from exercise of stock options, compared with $207,000 for the six months ended September 30, 2011.

Sources of Liquidity.

Uroplasty BV, our subsidiary in the Netherlands, has an agreement with Rabobank of The Netherlands for a €500,000 (approximately $643,000) credit line secured by our facility in Geleen, The Netherlands.  The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.0% base rate on September 30, 2012), subject to a minimum interest rate of 3.5% per annum.  We had no borrowings outstanding on this credit line at September 30, 2012.

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

We expect to continue to incur costs for clinical studies to support our ongoing marketing efforts and to meet regulatory requirements.  We also expect to continue to incur significant expenses to support our U.S. sales and marketing organization, and for regulatory activities.  In fiscal 2013 we started two multiyear studies: a pilot clinical study in the U.S, for the use of our Urgent PC for the treatment of fecal incontinence and a clinical study and product design for a minimally invasive implantable product for treatment of OAB.  We estimate that in the remaining 6 months of the current fiscal year, we will spend approximately $600,000 for these two clinical studies.

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

Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the quarter ended September 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

31.1	Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)

Index

99.1 Press Release dated October 25, 2012

101 Financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.
Date: October 25, 2012	By: /s/ DAVID B. KAYSEN David B. Kaysen President and Chief Executive Officer
Date: October 25, 2012	By: /s/ MAHEDI A. JIWANI Mahedi A. Jiwani Chief Financial Officer