Form 10-Q
period 2012-12-31
UROPLASTY INC
filed 2013-01-24
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2012
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

As of January 22, 2013 the registrant had 21,015,582 shares of common stock outstanding.

Table of Contents
INDEX

UROPLASTY INC. AND SUBSIDIARIES

Index

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2012	March 31, 2012

Assets

Current assets:
Cash and cash equivalents	$4,809,541	$4,653,226
Short-term investments	9,613,945	7,200,901
Accounts receivable, net	2,463,572	2,704,434
Inventories	835,153	698,742
Other	433,790	363,639

Total current assets	18,156,001	15,620,942

Property, plant, and equipment, net	1,075,259	1,171,979

Intangible assets, net	303,349	945,880

Long-term investments	1,199,672	4,429,140

Deferred tax assets	117,122	122,872

Total assets	$20,851,403	$22,290,813

See accompanying notes to the Condensed Consolidated Financial Statements.

Index

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2012	March 31, 2012

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$507,183	$593,585
Current portion – deferred rent	35,000	35,000
Income tax payable	7,098	17,892
Accrued liabilities:
Compensation	1,822,412	1,576,147
Other	346,851	316,995

Total current liabilities	2,718,544	2,539,619

Deferred rent – less current portion	14,405	42,043

Accrued pension liability	475,232	474,396

Total liabilities	3,208,181	3,056,058

Commitments and Contingencies	-	-

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 21,015,582 and 20,808,532 shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively	210,156	208,085
Additional paid-in capital	55,665,175	54,906,670
Accumulated deficit	(37,852,040)	(35,515,835)
Accumulated other comprehensive net loss	(380,069)	(364,165)

Total shareholders’ equity	17,643,222	19,234,755

Total liabilities and shareholders’ equity	$20,851,403	$22,290,813

See accompanying notes to the Condensed Consolidated Financial Statements.

Index

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2012	2011	2012	2011

Net sales	$5,590,431	$5,344,188	$16,877,394	$14,964,932
Cost of goods sold	734,171	776,538	2,264,721	2,245,440

Gross profit	4,856,260	4,567,650	14,612,673	12,719,492

Operating expenses
General and administrative	1,058,558	924,524	3,178,239	2,888,939
Research and development	533,867	586,439	1,695,841	1,499,070
Selling and marketing	3,725,530	3,902,952	11,424,407	11,366,969
Amortization	215,681	215,164	646,971	641,535
	5,533,636	5,629,079	16,945,458	16,396,513

Operating loss	(677,376)	(1,061,429)	(2,332,785)	(3,677,021)

Other income (expense)
Interest income	12,327	14,268	35,836	45,818
Interest expense	(12)	-	(12)	(57)
Foreign currency exchange gain (loss)	445	(11,025)	(3,432)	(14,304)
	12,760	3,243	32,392	31,457

Loss before income taxes	(664,616)	(1,058,186)	(2,300,393)	(3,645,564)

Income tax expense	12,708	9,352	35,812	31,768

Net loss	$(677,324)	$(1,067,538)	$(2,336,205)	$(3,677,332)

Basic and diluted net loss per common share	$(0.03)	$(0.05)	$(0.11)	$(0.18)

Weighted average common shares outstanding:
Basic and diluted	20,798,997	20,718,347	20,768,632	20,678,865

See accompanying notes to the Condensed Consolidated Financial Statements.

Index

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2012	2011	2012	2011

Net loss	$(677,324)	$(1,067,538)	$(2,336,205)	$(3,677,332)

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	28,262	(62,054)	(16,372)	(122,288)

Unrealized gain (loss) on available for sale investments	(60)	(824)	2,091	9,409

Pension adjustments	(1,159)	5,322	(1,623)	12,584

Total other comprehensive income (loss), net of tax	27,043	(57,556)	(15,904)	(100,295)

Comprehensive net loss	$(650,281)	$(1,125,094)	$(2,352,109)	$(3,777,627)

See accompanying notes to the Condensed Consolidated Financial Statements.

Index

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Nine Months Ended December 31, 2012
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2012	20,808,532	$208,085	$54,906,670	$(35,515,835)	$(364,165)	$19,234,755

Share-based consulting and compensation	167,050	1,671	608,905	-	-	610,576

Proceeds from exercise of stock options	40,000	400	149,600	-	-	150,000

Comprehensive net loss	-	-	-	(2,336,205)	(15,904)	(2,352,109)

Balance at December 31, 2012	21,015,582	$210,156	$55,665,175	$(37,852,040)	$(380,069)	$17,643,222

See accompanying notes to the Condensed Consolidated Financial Statements.

Index

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended
	December 31
	2012	2011
Cash flows from operating activities:
Net loss	$(2,336,205)	$(3,677,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	864,227	832,309
Loss on disposal of equipment	3,035	6,475
Amortization of premium on marketable securities	39,551	27,210
Share-based consulting expense	1,623	4,125
Share-based compensation expense	608,953	498,906
Deferred income tax expense (benefit)	5,473	(4,698)
Deferred rent credit	(27,638)	(26,421)
Changes in operating assets and liabilities:
Accounts receivable, net	228,768	(374,068)
Inventories	(138,862)	(146,058)
Other current assets	(70,401)	(106,156)
Accounts payable	(82,514)	(82,491)
Accrued liabilities	267,083	356,589
Accrued pension liability, net	5,074	(25,428)
Net cash used in operating activities	(631,833)	(2,717,038)

Cash flows from investing activities:
Proceeds from maturity of held-to-maturity investments	5,000,000	3,500,000
Proceeds from maturity of available-for-sale investments	3,200,000	9,518,252
Purchases of held-to-maturity investments	(2,500,000)	(7,640,000)
Purchases of available-for-sale investments	(4,921,036)	(3,046,270)
Purchases of property, plant and equipment	(137,101)	(222,826)
Proceeds from sale of property, plant and equipment	7,038	-
Purchase of intangible assets	(4,440)	(77,738)
Net cash provided by investing activities	644,461	2,031,418

Cash flows from financing activities:
Net proceeds from exercise of options	150,000	208,825
Net cash provided by financing activities	150,000	208,825

Effect of exchange rate changes on cash and cash equivalents	(6,313)	(26,208)

Net increase (decrease) in cash and cash equivalents	156,315	(503,003)

Cash and cash equivalents at beginning of period	4,653,226	6,063,573

Cash and cash equivalents at end of period	$4,809,541	$5,560,570

Cash paid during the period for interest	$12	$57
Cash paid during the period for income taxes	42,319	31,307

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

The Condensed Consolidated Financial Statements presented herein as of December 31, 2012 and for the three- and nine- month periods ended December 31, 2012 and 2011 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2012.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the three and nine months ended December 31, 2012 and we have made no changes to these policies during fiscal 2013.

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

Index

The following table provides the assets carried at fair value measured on a recurring basis.

Asset Class	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2012
Short-term investments:
U.S. Government and Agency debt securities	$3,514,000	$-	$3,514,000	$-

Long-term investments:
U.S. Government and Agency debt securities	1,200,000	-	1,200,000	-

March 31, 2012
Short-term investments:
U.S. Government and Agency debt securities	1,001,000	-	1,001,000	-

Long-term investments:
U.S. Government and Agency debt securities	2,029,000	-	2,029,000	-

Our U.S. Government and U.S. Government Agency debt securities consist of bonds, notes and treasury bills with risk ratings of AAA/Aaa.  The estimated fair value of these securities represents valuations provided by external investment managers.

Remeasurements to fair value on a nonrecurring basis relate primarily to our Property, plant and equipment and Intangible assets and occur when the derived fair value is below the carrying value on our Condensed Consolidated Balance Sheet.  As of December 31, 2011 and March 31, 2012 we had no remeasurements of such assets to fair value.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for Short-term and Long-term investments include certificates of deposit of $6,100,000 for which, due to the negligible risk of changes in value resulting from changes in interest rates and the short-term nature of these investments, cost approximates fair market value.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for Cash and cash equivalents, Accounts receivable, Inventories, Other current assets, Accounts payable and Accrued liabilities approximate fair market value.

4.	Accounts Receivable

The allowance for doubtful accounts and sales returns was $90,000 at December 31, 2012 and $101,000 at March 31, 2012.

5.	Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories consist of the following:

	December 31, 2012	March 31, 2012

Raw materials	$217,000	$219,000
Work-in-process	25,000	1,000
Finished goods	593,000	479,000

	$835,000	$699,000

Index

6.	Intangible Assets

Our Intangible assets are comprised of patents which we amortize on a straight-line basis over their estimated useful lives of six years.

	Gross carrying amount	Accumulated amortization	Net value

December 31, 2012	$5,590,000	$5,287,000	$303,000

March 31, 2012	5,586,000	4,640,000	946,000

At December 31, 2012, we estimate the following annual Amortization for these assets in subsequent fiscal years:

Remainder of 2013	$215,000
2014	24,000
2015	23,000
2016	21,000
2017 and beyond	20,000

$303,000

7.	Net Loss per Common Share

The following potentially dilutive options to purchase shares of Common stock and unvested restricted Common stock at December 31, were excluded from Diluted net loss per common share because of their anti-dilutive effect, and therefore, Basic net loss per common share equals Dilutive net loss per common share for all periods presented in our Consolidated Statements of Operations:

	Number of options and unvested restricted stock	Range of stock option exercise prices

December 31, 2012	1,240,085	$0.77 to $3.19
December 31, 2011	1,221,333	$0.77 to $4.20

8.	Share-based Compensation

As of December 31, 2012, we had one active plan (2006 Amended Stock and Incentive Plan) for Share-based compensation grants.  Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately.  Under this plan, we had reserved 2,700,000 shares of our Common stock for share-based grants.  As of December 31, 2012, we had 1,106,000 shares remaining that were available for grant.  We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  Options granted under this plan generally expire over a period ranging from five to seven years from date of grant and vest at varying rates ranging up to three years.

We recognize Share-based compensation expense in the statement of operations based on the fair value of the share-based payment over the requisite service period.  We incurred approximately $611,000 and $503,000 in Share-based compensation and consulting expense (inclusive of $2,000 and $4,000, respectively, for option grants to consultants) for the nine months ended December 31, 2012 and 2011, respectively.

Index

We determined the fair value of our option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the nine months ended December 31:

	2012	2011

Expected life in years	5.42	5.35
Risk-free interest rate	0.93%	1.59%
Expected volatility	91.31%	90.05%
Expected dividend yield	0	0
Weighted-average grant date fair value	$2.60	$4.76

The expected life selected for options granted during the nine-months represents the period of time that we expect our options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant.  Expected volatilities are based upon historical volatility of our stock.  We estimate a forfeiture rate for stock awards of up to 13.0% based on our historical experience.

The following table summarizes the activity related to our stock options during the nine months ended December 31, 2012:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at March 31, 2012	2,083,000	$3.64
Options granted	88,000	3.60
Options exercised	(40,000)	3.75
Options surrendered	(195,000)	4.34

Outstanding at December 31, 2012	1,936,000	$3.56	2.70	$1,187,000

Exercisable at December 31, 2012	1,728,000	$3.38	2.33	$1,185,000

The total fair value of stock options that vested during the nine months ended December 31, 2012 and 2011 was $472,000 and $380,000 respectively.

Our 2006 Stock and Incentive Plan also allows our Compensation Committee to grant other stock-based benefits, including restricted shares.  Restricted shares are subject to risk of forfeiture for termination of employment.  The forfeiture risk generally lapses over a period of four years.

The following table summarizes the activity related to our restricted shares during the nine months ended December 31, 2012:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value
Balance at March 31, 2012	70,000	$6.30
Shares granted	167,000	3.61
Shares vested	(20,000)	6.09		$127,000

Balance at December 31, 2012	217,000	$4.25	1.19	$920,000

Index

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our Company’s common stock on the grant date.

As of December 31, 2012, we had approximately $1,209,000 of unrecognized Share-based compensation expense, net of estimated forfeitures, related to stock options and restricted shares that we expect to recognize over a weighted-average period of approximately 2.1 years.

9.	Savings and Retirement Plans

We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $164,000 and $157,000 for the nine months ended December 31, 2012 and 2011, respectively.

Our international subsidiaries have defined benefit retirement plans for eligible employees.  These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans.

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three- and nine- month periods ended December 31:

	Three Months Ended December 31		Nine Months Ended December 31
	2012	2011	2012	2011

Gross service cost	$19,000	$19,000	$55,000	$58,000
Interest cost	31,000	30,000	92,000	93,000
Expected return on assets	(5,000)	(5,000)	(14,000)	(15,000)
Amortization	1,000	1,000	4,000	5,000
Net periodic retirement cost	$46,000	$45,000	$137,000	$141,000

10.	Business Segment Information

We aggregate our operating segments into one reportable segment in accordance with the objectives and principles of the applicable guidance.

Net sales to customers outside the United States for the three months ended December 31, 2012 and 2011 represented 27% and 33%, respectively, of our consolidated Net sales.  Net sales to customers outside the United States for the nine months ended December 31, 2012 and 2011 represented 27% and 34%, respectively, of our consolidated Net sales.  Information regarding Net sales to customers by geographic area for the three and nine months ended December 31 is as follows:

	United States	All Other Foreign Countries (1)	Consolidated

Three months ended December 31, 2012	$4,105,000	$1,485,000	$5,590,000

Three months ended December 31, 2011	3,576,000	1,768,000	5,344,000

Nine months ended December 31, 2012	12,384,000	4,493,000	16,877,000

Nine months ended December 31, 2011	9,900,000	5,065,000	14,965,000

(1)	No country accounts for 10% or more of the consolidated Net sales

Index

Information regarding geographic area in which we maintain long-lived assets is as follows:

	United States	All Other Foreign Countries (1)	Consolidated

December 31, 2012	$445,000	$630,000	$1,075,000

(1)	Substantially all maintained in The Netherlands

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

We have identified accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2012.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the three and nine months ended December 31, 2012, and we have made no changes to these policies during fiscal 2013.

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

We responded by sponsoring several randomized, controlled clinical studies over the following two years, and supported by publication of these clinical studies in U.S. peer-reviewed journals, we applied for, and effective January 2011 the AMA granted, a Category 1 CPT code for PTNS treatments.  Consistent with expanded reimbursement we have expanded our U.S. field sales and support organization from 15 employed sales representatives on April 1, 2010 to 43 employed sales representatives on December 31, 2012.

We also focused our efforts on expanding reimbursement coverage with the Medicare carriers and private payers by instituting a comprehensive program to educate their medical directors regarding the clinical effectiveness, cost effectiveness and patient benefits of PTNS treatments using our Urgent PC System.  As of December 31, 2012, eleven regional Medicare carriers representing 39 states and the District of Columbia, with approximately 36 million covered lives, provide coverage for PTNS treatments.  In addition, we estimate that private payers providing insurance to approximately 100 million lives cover PTNS treatments.

With the availability of a CPT Category 1 code and expanded reimbursement coverage from third-party payers, as well as an expanded sales organization, our U.S. Urgent PC sales of $8.0 million during the nine-month period ended December 31, 2012 grew 45% over sales during the nine-month period ended December 31, 2011.

At December 31, 2012, two regional Medicare carriers representing 11 states, with approximately 12 million covered lives, continued to decline reimbursement coverage for PTNS treatments.  We are participating with a Medicare beneficiary who filed an administrative appeal for reconsideration of the decision of one of those regional Medicare carriers.  That appeal remains pending.

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

In March 2010, significant U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act (PPACA) along with the Health Care and Education Reconciliation Act of 2010, was enacted into law.  As a U.S. headquartered company with sales in the United States, this health care reform law will impact us. Certain provisions of the health care reform are not effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact will be from the legislation. The law does levy an excise tax on all U.S. medical device sales beginning in 2013.  Our U.S. Net sales represented approximately 73% of our worldwide consolidated Net sales through nine months ended December 31, 2012 and we expect in the future the U.S. sales to continue to grow and become a greater proportion of our worldwide consolidated Net sales.  We expect the new tax could affect our business, cash flows and results of operations.  The law also focuses on a number of Medicare provisions aimed at improving quality and decreasing costs.  It is uncertain at this time what impact these provisions will have on patient access to new technologies.  The Medicare provisions also include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments).  Additionally, the law includes a reduction in the annual rate of inflation for hospitals that began in 2011 and the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014.  We cannot predict all healthcare programs and regulations that will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation.  However, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

Index

Results of Operations

Three and nine months ended December 31, 2012 compared to three and nine months ended December 31, 2011

Net Sales:  During the three months ended December 31, 2012, consolidated Net sales of $5.6 million represented a $246,000, or a 5% increase, over Net sales of $5.3 million for the three months ended December 31, 2011.  During the nine months ended December 31, 2012, consolidated Net sales of $16.9 million represented a $1.9 million, or a 13%, increase over net sales of $15.0 million for the nine months ended December 31, 2011.

The increase in consolidated Net sales for the three and nine months ended December 31, 2012 is attributed to the growth in U.S. sales.

Net sales to customers in the U.S. of $4.1 million during the three months ended December 31, 2012, represented an increase of $528,000, or 15%, over Net sales of $3.6 million for the three months ended December 31, 2011.  Net sales to customers in the U.S. of $12.4 million during the nine months ended December 31, 2012, represented an increase of $2.5 million, or 25%, over Net sales of $9.9 million for the nine months ended December 31, 2011.

Net sales in the U.S. of our Urgent PC product increased 37% to $2.7 million for the three months ended December 31, 2012, from $2.0 million for the same period last year.  Net sales in the U.S. of our Urgent PC product increased 45% to $8.0 million for the nine months ended December 31, 2012, from $5.5 million for the same period last year. Net sales increased because of expanded reimbursement coverage by third-party payers, and because of the impact of our expanded direct sales organization and programs to support continued use of our Urgent PC products.

In the fiscal third quarter ended December 31, 2012, we had 620 U.S. customers purchasing 3,501 lead set boxes, compared to 500 customers purchasing 2,531 lead set boxes in the third fiscal quarter of last year.  The increase is attributed to an expanded customer base and the ramp-up in customers’ practice in light of the decision by several Medicare carriers and private payers to cover PTNS treatments using our Urgent PC.  The performance for fiscal third quarter ended December 31, 2012 was slightly down from the 648 active customers and 3,576 lead set boxes sold during the fiscal second quarter ended September 30.  We believe the decrease reflects the seasonal slowdown in initiation of treatments by new patients.

Net sales in the U.S. of our Macroplastique product decreased 12% to $1.4 million for the three months ended December 31, 2012, compared to $1.6 million for the same period last year.  Net sales in the U.S. of our Macroplastique product increased $62,000, or 1%, to $4.3 million for the nine months ended December 31, 2012, compared to the same period last year.  The sales decrease is attributed primarily to the shift in sales focus from Macroplastique to Urgent PC.

Net sales to customers outside the U.S. for the three months ended December 31, 2012 decreased 16% to $1.5 million compared to $1.8 million for the three months ended December 31, 2011.  Excluding the translation impact of fluctuations in foreign currency exchange rates, Net sales decreased by approximately 14%.  Net sales to customers outside the U.S. for the nine months ended December 31, 2012 were $4.5 million compared to $5.1 million for the nine months ended December 31, 2011, a decrease of 11%.  Excluding the translation impact of fluctuations in foreign currency exchange rates, Net sales decreased by approximately 5%.  Macroplastique sales declined 24% to $672,000 in the third fiscal quarter and declined 23% to $2.1 million for the nine months ended December 31, 2012 over the corresponding year ago periods.  The decline of the Macroplastique sales is primarily caused by the irregular ordering pattern of one of our main distributors.

Urgent PC sales to customers outside of the U.S. of $556,000 for the three months ended December 31, 2012 decreased 4% from $581,000 for the same period last year.  The decrease in sales is mainly attributed to price reduction in one geographic area due to reimbursement challenges as well as to local competition.  In addition the last year quarter contained a one-time order for a third party funded clinical study. Urgent PC sales of $1.6 million for the nine months ended December 31, 2012 increased 15% from $1.4 million for the same period last year.  Excluding the translation impact of fluctuations in foreign currency exchange rates, Urgent PC sales increased by approximately 21%.  The increase in sales is attributed to the increase in adoption of the product by our customers, primarily in the United Kingdom.

Gross Profit:  Gross profit was $4.9 million, or 86.9%, of Net sales during the three months ended December 31, 2012, and $4.6 million, or 85.5%, of Net sales for the three months ended December 31, 2011.  The increase in the Gross profit percentage is attributed primarily to a favorable impact of approximately 0.3 percentage points from an increase in capacity absorption and reduced overhead costs, and favorable impact of approximately 1.0 percentage points from product mix

Index

Gross profit was $14.6 million, or 86.6%, of Net sales during the nine months ended December 31, 2012, and $12.7 million, or 85.0%, of Net sales for the nine months ended December 31, 2011.  The increase in the Gross profit percentage is attributed primarily to a favorable impact of approximately 0.3 percentage points from an increase in capacity absorption and reduced overhead costs, and a favorable impact of approximately 1.2 percentage points from product mix.

General and Administrative Expenses (G&A):  G&A expenses of $1.1 million during the three months ended December 31, 2012, increased $134,000 from $925,000 during the same period in 2011.  G&A expenses of $3.2 million during the nine months ended December 31, 2012, increased $289,000 from $2.9 million during the same period in 2011.  G&A expenses for both periods increased primarily because of an increase in compensation and travel costs.

Research and Development Expenses (R&D):  R&D expenses of $534,000 during the three months ended December 31, 2012, decreased $53,000 from $586,000 during the same period in 2011.  R&D expenses of $1.7 million during the nine months ended December 31, 2012, increased $197,000 from $1.5 million during the same period in 2011.  The decrease for the three-month period is attributed primarily to a $129,000 charge in the prior fiscal year for costs incurred by a third-party to develop tooling for a product we no longer planned to commercialize,  offset by a $32,000 increase in compensation costs.  The increase for the nine-month period is attributed primarily to a $340,000 charge for product testing and validation of the planned replacement of components for one of our products, an $85,000 increase in consulting and clinical data validation, and a $51,000 increase in compensation costs, offset by a $182,000 decrease in human clinical study costs and a $129,000 charge in the prior fiscal year for costs incurred by a third-party for the tooling development noted above.

Selling and Marketing Expenses (S&M):  S&M expenses of $3.7 million during the three months ended December 31, 2012 decreased $177,000, from $3.9 million, during the same period in 2011.  S&M expenses during the three months ended December 31, 2012, decreased primarily because of a $207,000 decrease in compensation-related costs, offset by a $50,000 increase in travel costs.  S&M expenses of $11.4 million during the nine months ended December 31, 2012 increased $57,000 compared to the same period last year.  S&M expenses during the nine months ended December 31, 2012, increased primarily because of a $255,000 increase in travel costs and a $62,000 increase in marketing related costs to support the increase in personnel in our U.S field sales and support organization, offset by a $317,000 decrease in compensation related costs as a result of reducing our bonus and incentive related costs by $404,000.

Amortization of Intangibles: Amortization of intangibles was $216,000 and $215,000 for the three months ended December 31, 2012 and 2011, respectively. Amortization of intangibles was $647,000 and $642,000 for the nine months ended December 31, 2012 and 2011, respectively.  We expect Amortization expense to decline to $24,000 in Fiscal 2014.

Other Income (Expense):  Other income (expense) includes Interest income, Interest expense and Foreign currency exchange gains and losses.  Net Other income was $13,000 and $3,000 for the three months ended December 31, 2012 and 2011, respectively.  Other income increased as a result of a favorable swing of  $11,000 in net foreign currency exchange gain during the three months ended December 31, 2012 over the same period last year, offset by a $2,000 decrease in Interest income.  Net Other income was $32,000 and $31,000 for the nine months ended December 31, 2012 and 2011, respectively.  Other income increased as a result of an $11,000 net Foreign currency exchange gain during the nine months ended December 31, 2012 over the same period last year, offset by a $10,000 decrease in Interest income on lower cash balances and interest rates.

Income Tax Expense:  During the three months ended December 31, 2012 and 2011, we recorded Income tax expense of $13,000 and $9,000, respectively. During the nine months ended December 31, 2012 and 2011, we recorded Income tax expense of $36,000 and $32,000, respectively.

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

Our non-GAAP operating loss during the three months ended December 31, 2012 and 2011 was approximately $135,000 and $570,000, respectively.  Our non-GAAP operating loss during the nine months ended December 31, 2012 and 2011 was approximately $858,000 and $2.3 million, respectively.  The decrease in non-GAAP operating loss for the three months ended December 31, 2012 over the corresponding period a year ago is attributed to the increase in Net sales and Gross profit percent and the decrease in operating spending.  The decrease in non-GAAP operating loss for the nine months ended December 31, 2012 over the corresponding period a year ago is attributed to the increase in Net sales and Gross profit percent, which more than offset the increase in operating spending.

		Expense Adjustments
Three-Months Ended	GAAP	Share-based Expense	Depreciation	Amortization of Intangibles	Non-GAAP
December 31, 2012
Gross profit	$4,856,000	$8,000	$8,000		$4,872,000
% of Net sales	86.9%				87.2%
Operating expenses
General and administrative	1,059,000	(146,000)	(50,000)		863,000
Research and development	534,000	(14,000)	(1,000)		519,000
Selling and marketing	3,725,000	(87,000)	(13,000)		3,625,000
Amortization	216,000			$(216,000)	-
	5,534,000	(247,000)	(64,000)	(216,000)	5,007,000

Operating loss	$(678,000)	$255,000	$72,000	$216,000	$(135,000)

December 31, 2011
Gross profit	$4,568,000	$6,000	$9,000		$4,583,000
% of Net sales	85.5%				85.8%
Operating expenses
General and administrative	925,000	(132,000)	(40,000)		753,000
Research and development	586,000	(11,000)	(2,000)		573,000
Selling and marketing	3,903,000	(62,000)	(14,000)		3,827,000
Amortization	215,000			$(215,000)	-
	5,629,000	(205,000)	(56,000)	(215,000)	5,153,000

Operating loss	$(1,061,000)	$211,000	$65,000	$215,000	$(570,000)

Index

		Expense Adjustments
Nine-Months Ended	GAAP	Share-based Expense	Depreciation	Amortization of Intangibles	Non-GAAP
December 31, 2012
Gross profit	$14,613,000	$23,000	$26,000		$14,662,000
% of Net sales	86.6%				86.9%
Operating expenses
General and administrative	3,178,000	(340,000)	(146,000)		2,692,000
Research and development	1,696,000	(40,000)	(2,000)		1,654,000
Selling and marketing	11,425,000	(208,000)	(43,000)		11,174,000
Amortization	647,000			$(647,000)	-
	16,946,000	(588,000)	(191,000)	(647,000)	15,520,000

Operating loss	$(2,333,000)	$611,000	$217,000	$647,000	$(858,000)

December 31, 2011
Gross profit	$12,720,000	$16,000	$25,000		$12,761,000
% of Net sales	85.0%				85.3%
Operating expenses
General and administrative	2,889,000	(296,000)	(119,000)		2,474,000
Research and development	1,499,000	(30,000)	(8,000)		1,461,000
Selling and marketing	11,367,000	(161,000)	(39,000)		11,167,000
Amortization	642,000			$(642,000)	-
	16,397,000	(487,000)	(166,000)	(642,000)	15,102,000

Operating loss	$(3,677,000)	$503,000	$191,000	$642,000	$(2,341,000)

Liquidity and Capital Resources

Cash Flows.

At December 31, 2012, our Cash and cash equivalents and Short-term investments balances totaled $14.4 million. Our Long-term investments at December 31, 2012 were $1.2 million.

At December 31, 2012, we had working capital of approximately $15.4 million.

For the nine months ended December 31, 2012, we used $632,000 of cash in operating activities, compared to $2.7 million of cash used during the nine months ended December 31, 2011.  We used this cash primarily to fund the Operating loss, net of non-cash charges, of $841,000 during the nine months ended December 31, 2012, and $2.3 million during the nine months ended December 31, 2011.  We have continued to show an Operating loss because we have continued to invest, primarily in Selling and marketing and Research and development, to grow our U.S. business.  We generated approximately $209,000 of cash from changes in operating assets and liabilities in the nine months ended December 31, 2012, compared to cash used of $378,000 in the nine months ended December 31, 2011.

For the nine months ended December 31, 2012, we used $137,000 to purchase Property, plant and equipment compared with approximately $223,000 for the same period a year ago.

For the nine months ended December 31, 2012, we generated $150,000 of cash from exercise of stock options, compared with $209,000 for the nine months ended December 31, 2011.

Sources of Liquidity.

Uroplasty BV, our subsidiary in the Netherlands, has an agreement with Rabobank of The Netherlands for a €150,000 (approximately $198,000) credit line secured by our facility in Geleen, The Netherlands.  The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.0% base rate on December 31, 2012), subject to a minimum interest rate of 3.5% per annum.  We had no borrowings outstanding on this credit line at December 31, 2012.

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

Index

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

We expect to continue to incur costs for clinical studies to support our ongoing marketing efforts and to meet regulatory requirements.  We also expect to continue to incur significant expenses to support our U.S. sales and marketing organization, and for regulatory activities.  In fiscal 2013 we started two multiyear studies: a pilot clinical study in the U.S, for the use of our Urgent PC for the treatment of fecal incontinence and a clinical study and product design for a minimally invasive implantable product for treatment of OAB.  We estimate that in the remaining 3 months of the current fiscal year, we will spend approximately $264,000 for these two clinical studies.

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

Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the quarter ended December 31, 2012.

Index

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

31.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications by the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)

99.1 Press Release dated January 24, 2013

101 Financial statements from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.

Date: January 24, 2013	By: /s/ DAVID B. KAYSEN
David B. Kaysen
President and Chief Executive Officer

Date: January 24, 2013	By: /s/ MAHEDI A. JIWANI
Mahedi A. Jiwani
Chief Financial Officer