Form 10-K/A
period 2012-03-31
UROPLASTY INC
filed 2013-01-31
CIK 890846

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock as of September 30, 2011 was $85,630,295.

As of May 24, 2012 the registrant had 20,808,532 shares of common stock outstanding.

Documents Incorporated By Reference: Portions of our Proxy Statement for our 2011 Annual Meeting of Shareholders (the “Proxy Statement”), are incorporated by reference in Part III.

Explanatory Note:  This Form 10-K/A is filed to include the disclosure of management’s conclusions regarding disclosure controls and procedures pursuant to Item 9A, which was inadvertently omitted from the Annual Report on Form 10-K as originally filed.

*********************************************************************************************

PART II

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

10.7*	Employment Agreement between Uroplasty, Inc. and Mahedi A. Jiwani dated November 14, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-QSB filed November 14, 2005)

10.8*	Employment Agreement between Uroplasty, Inc. and David B. Kaysen dated May 17, 2006 (Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-KSB filed June 29, 2006)

10.9*	2006 Amended Stock and Incentive Plan (Incorporated by reference to the copy attached as Appendix A to the Company’s Definitive Proxy Statement filed on July 25, 2008)

10.10*	Amendment to the Employment Agreement between Uroplasty, Inc. and Mr. David B. Kaysen. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated April 26, 2011)

10.11	Lease Agreement between Uroplasty, Inc. and Liberty Property Limited Partnership dated January 20, 2006 (Incorporated by reference to Exhibit 10.25 to Registrant’s Form 8-K filed January 24, 2006)

10.12	Form of Purchase Agreement, dated as of March 15, 2007, by and between Uroplasty, Inc. and CystoMedix, Inc. (Incorporated by reference to Exhibit 10.36 to Registrant’s Form 8-K filed March 20, 2007

10.13*	Employment Agreement between Uroplasty, Inc. and Nancy Kolb dated May 22, 2012 (Incorporated by reference to the first filing of this Form 10-K on May 24, 2012)

21.0	List of Subsidiaries (Incorporated by reference to the first filing of this Form 10-K on May 24, 2012)

23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP(Incorporated by reference to the first filing of this Form 10-K on May 24, 2012)

24.1	Power of Attorney (Incorporated by reference to the first filing of this Form 10-K on May 24, 2012)

99.1	Press Release dated May 24, 2012 (Incorporated by reference to the first filing of this Form 10-K on May 24, 2012)

101
Financial statements from the Annual Report on Form 10-K for the year ended March 31, 2012, formatted in Extensible Business Reporting Language: (i) Financial Statement Schedules, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Operations, (iv) the Consolidated Statements of Shareholders’ Equity and Comprehensive Loss, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements (Incorporated by reference to the first filing of this Form 10-K on May 24, 2012).

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

Dated: January 31, 2013		UROPLASTY, INC.

	By	/s/ David B. Kaysen
David B. Kaysen
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title / Capacity

/s/ David B. Kaysen David B. Kaysen	President, Chief Executive Officer and Director (Principal Executive Officer)	Dated: January 31, 2013

/s/ Mahedi A. Jiwani Mahedi A. Jiwani	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	Dated: January 31, 2013

R. Patrick Maxwell*	Chairman of the Board of Directors

Thomas E. Jamison*	Director

Lee A. Jones*	Director

Robert C. Kill*	Director

James P. Stauner *	Director

Sven A. Wehrwein*	Director

*By	/s/ Mahedi A. Jiwani	Dated: January 31, 2013
Mahedi A. Jiwani, Attorney in Fact