Form 10-K
period 2013-03-31
UROPLASTY INC
filed 2013-07-23
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2013

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
YES ☐   NO ☒

The aggregate market value of the voting stock and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of September 30, 2012 was $67,481,196.

As of June 28, 2013, the registrant had 20,934,245 shares of common stock outstanding.

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

Our primary focus is on two products: the Urgent PC® Neuromodulation System, which we believe is the only FDA-cleared, minimally-invasive, neuromodulation system that delivers percutaneous tibial nerve stimulation (PTNS) for office-based treatment of overactive bladder (OAB) and the associated symptoms of urinary urgency, urinary frequency, and urge incontinence; and Macroplastique® Implants,  an injectable, urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to intrinsic sphincter deficiency (ISD).  Outside of the U.S., our Urgent PC System is also approved for treatment of fecal incontinence, and Macroplastique is also approved for treatment of male stress incontinence, fecal incontinence, vocal cord rehabilitation and vesicoureteral reflux.

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

We believe physicians prefer our products because they offer effective therapies for patients that can be administered in office or outpatient surgical-based settings and, to the extent reimbursement is available, provide the physicians a profitable revenue stream.  We believe patients prefer our products because they are minimally invasive treatment alternatives that do not have the side effects associated with pharmaceutical treatment options nor the morbidity associated with surgery.

Developments

Our sales have been significantly influenced by the availability of third-party reimbursement for PTNS treatments.  Sales of our Urgent PC System in the U.S. grew rapidly during fiscal 2007 and 2008 with rapid market acceptance of PTNS treatments that were reimbursed under a Category 1 Current Procedure Technology (CPT®) code.  Sales declined from the first quarter of fiscal 2009 through the third quarter of fiscal 2011, because of lower or unavailable reimbursement when the American Medical Association (AMA) advised providers that reimbursement for PTNS treatments should requested under an unlisted CPT code.

We responded by sponsoring several clinical studies over the following two years that were published in U.S. peer-reviewed journals.  With favorable results from these studies, we applied for, and effective January 2011 the AMA granted, a new Category 1 CPT code for PTNS treatments.  As a result, we expanded our U.S. field sales and support organization from 15 employed sales representatives and six independent manufacturer’s representatives on April 1, 2010 to 39 employed sales representatives on March 31, 2013, and sales of our Urgent PC System began to increase.

We have since focused our efforts on expanding reimbursement coverage with Medicare carriers and private payers by instituting a comprehensive program to educate their medical directors regarding the clinical effectiveness, cost effectiveness and patient benefits of PTNS treatments using our Urgent PC System.  After a positive coverage decision by Wisconsin Physician Services effective June 1, 2013, regional Medicare carriers representing 48 states and the District of Columbia, with approximately 46 million covered lives, provide coverage for PTNS treatments.  In addition, we estimate that private payers insuring approximately 97 million lives provide coverage for PTNS treatments.  At June 1, 2013, one regional Medicare carrier representing 2 states, with approximately 3 million covered lives, continued to decline reimbursement coverage for PTNS treatments.

With the availability of a CPT Category 1 code and expanded reimbursement coverage from third-party payers, as well as an expanded sales organization, sales of our Urgent PC System in the U.S. increased 84% in the year ended March 31, 2012 over the year ended March 31, 2011, and continued this positive trend with 35% growth to $10.5 million in the year ended March 31, 2013.  Overall revenue growth slowed somewhat in the year ended 2013, as sales in the U.S. of our more mature Macroplastique product and sales outside of the U.S. declined.

We expect to continue to emphasize sales of our Urgent PC System in the United States, and have retained new management to restructure our sales organization.  The intent is to increase our focus on training physicians on the continued use and benefits of a treatment regime using the Urgent PC System for overactive bladder.  As part of this process, we intend to test the use of clinical support specialists in some of our markets.  We also have earmarked additional marketing dollars for the coming fiscal year to better introduce our products to both those members of the public most likely to require treatment with the device, and to key opinion leaders in the urology markets.  We do not expect to see significant growth in our U.S. Macroplastique business, because we believe it is a small, mature market that is more competitively penetrated than the market for OAB treatment using PTNS.

Products and Markets

Both of our products are targeted at the market for treatment of voiding dysfunctions and address overlapping submarkets.  Voiding dysfunctions affect urinary or bowel control and can result in uncontrolled bladder sensations (overactive bladder) or unwanted leakage (urinary or bowel/fecal incontinence).

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

Overactive Bladder

Symptoms.  For individuals with overactive bladder symptoms, the nervous system control for bladder filling and urinary voiding is incompetent.  For OAB patients, signals to indicate a full bladder are sent early and frequently, triggers to allow the bladder to relax for filling are ineffective, and nervous controls of the urethral sphincter to keep the bladder closed until an appropriate time are inadequate.  An individual with OAB may exhibit one or all of the symptoms that characterize overactive bladder: urinary urgency, urinary frequency and urge incontinence.  Urgency is the strong, compelling need to urinate and frequency is a repetitive need to void.  For most individuals, normal urinary voiding is about eight times per day while individuals with OAB may seek to void over 20 times per day and more than two times during the night.  Urge incontinence refers to the involuntary loss of urine associated with an abrupt, strong desire to urinate that typically results in an accident before the individual can reach a restroom.

Treatment of Symptoms.  When patients seek treatment for OAB, physicians normally start with conservative therapies such as biofeedback and behavioral modification.  When, as is often the case, these therapies are not entirely successful, the next treatment of choice is drug therapy.  If, as is the case with a majority of the patients, the drug therapy is ineffective or cannot be tolerated by the patient, the physicians suggest other treatments.  For those patients, we believe the minimally invasive Urgent PC treatments offer an alternative to the more invasive treatments such as surgery or implantation of a sacral nerve stimulation device.

Biofeedback and Behavioral Modification.  Bladder training and scheduled voiding techniques, often accompanied by the use of voiding diaries, are non-invasive approaches to managing OAB.  These techniques are seldom completely effective because they rely on the diligence of and compliance by the individual.  In addition, these techniques may not affect the underlying cause of the condition.

Drug Therapy.  The most common treatment for OAB is drug therapy using an anticholinergic agent.  However, for many patients, drugs are ineffective or the side effects are so bothersome that they discontinue the medications.  Common side effects include dry mouth, dry eyes, constipation, cognitive changes and blurred vision.

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

•	Surgical. Direct sacral nerve stimulation devices consist of a surgically implanted lead near the spine and an implanted stimulator in the buttocks to deliver mild electrical pulses to the sacral nerve plexus. We believe most office-based physicians will first recommend drug therapy or PTNS treatments to patients before the more invasive, surgically implanted procedure. We believe patients may be more inclined to elect a less invasive treatment option for urinary symptoms instead of an invasive surgery that could be associated with complications.

•	Minimally Invasive. PTNS delivers stimulation to the sacral nerve plexus by temporarily applying electrical pulses to the posterior tibial nerve, accessed through a non-surgical, percutaneous approach on the lower leg. Neuromodulation using PTNS has a therapeutic effect documented in published clinical studies. PTNS has a low risk of complications and is typically performed in a physician’s office, quite often by a qualified health care provider other than the physician, because it is a non-surgical treatment.

The Uroplasty Solution: The Urgent PC Neuromodulation System.  The Urgent PC Neuromodulation System is a minimally invasive nerve stimulation device designed for office-based treatment of OAB and the associated symptoms of urge incontinence, urinary urgency and urinary frequency.  Using a small-gauge needle electrode inserted above the ankle, the Urgent PC System delivers electrical impulses to the tibial nerve that travel to the sacral nerve plexus, a control center for pelvic floor and bladder function.

We believe that the Urgent PC System is the only FDA-cleared PTNS device in the United States market for treatment of OAB.  Components of the Urgent PC Neuromodulation System include a hair-width needle electrode, a lead set and an external, handheld, battery-powered stimulator.  For each 30-minute office-based therapy session, the physician or other qualified health care provider inserts the needle electrode above the ankle and connects the electrode to the stimulator.  Typically, a patient undergoes a course of 12 consecutive weekly treatments, and, subsequently, a personal treatment plan of single treatments at lesser frequency to sustain the therapeutic effect.

In late 2005, we received regulatory clearances for sale of the Urgent PC System in the United States, Canada and Europe.  Subsequently, we launched the System for sale in those markets.  We launched our second generation Urgent PC System in late 2006.

Urinary Incontinence.

Symptoms and Prevalence.  Urinary incontinence is defined as the involuntary loss of urine, and is a very common health problem, especially among women.  In 2007, the US Department of Health and Human Services, Public Health Service, National Institutes of Health, National Institute of Diabetes and Digestive and Kidney Diseases reported that, depending on the definition of urinary incontinence used, 5% to 50% of the adult U.S. population suffers from some form of urinary incontinence.  The prevalence of urinary incontinence increases with advancing age, and the prevalence of U.S. population with urinary incontinence is expected to grow over the next decades as the U.S. population ages.  Urinary incontinence often results in social isolation, depression, and poor self-rated health and quality of life, and is a significant medical condition with considerable public health impact.

            Causes of Urinary Incontinence.  The mechanisms of urinary continence are complex and involve the interaction among several anatomical structures.  In females, urinary continence is controlled by the sphincter muscle and pelvic floor support structures that maintain proper urethral position.  The sphincter muscle surrounds the urethra and provides constrictive pressure to prevent urine from flowing out of the bladder, especially with increased intra-abdominal pressure.  Urination occurs when the sphincter relaxes as the bladder contracts, allowing urine to flow through the urethra. Incontinence may result when any part of the urinary tract fails to function as intended.  Incontinence may be caused by damage during childbirth, pelvic trauma, spinal cord injuries, neurological diseases (e.g., multiple sclerosis and poliomyelitis), birth defects (e.g., spina bifida) and degenerative changes associated with aging.

Types of Urinary Incontinence.  There are four types of urinary incontinence:

•	Stress Urinary Incontinence — Stress urinary incontinence (SUI), refers to the involuntary loss of urine due to an increase in intra-abdominal pressure from ordinary physical activities, such as coughing, sneezing, laughing, straining or lifting. SUI, the most common form of urinary incontinence among women, is estimated to affect almost 30 million women over the age of 18 in the U.S. (Hampel et al., 1997 and 2000 U.S. census data). SUI is caused by urethral hypermobility and/or intrinsic sphincter deficiency (ISD). Urethral hypermobility – abnormal movement of the bladder neck and urethra – occurs when the anatomic supports for the bladder neck and urethra have weakened. This anatomical change is often the result of pregnancy or childbirth. SUI can also be caused by ISD, or the inability of the sphincter valve or muscle to function properly. ISD can be due to congenital sphincter weakness or can result from deterioration of the urethral muscular wall due to aging or damage following trauma, spinal cord lesion or radiation therapy.

•	Urge Incontinence — Urge incontinence refers to the involuntary loss of urine associated with an abrupt, strong desire to urinate. Urge incontinence often occurs when neurologic problems cause the bladder to contract and empty with little or no warning, and is part of the overactive bladder syndrome.

•	Overflow Incontinence — Overflow incontinence is associated with an over-distention of the bladder. This can be the result of an under-active bladder or an obstruction in the bladder or urethra.

•	Mixed Incontinence — Mixed incontinence is the combination of both urge and stress incontinence (and, in some cases, overflow). Since prostate enlargement often obstructs the urethra, older men often have urge incontinence coupled with overflow incontinence.

Treatments.  There are two general approaches to dealing with urinary incontinence.  One approach is to manage symptoms, such as through absorbent products, catheters, behavior modification and drug therapy.  The other approach is to undergo curative treatments in an attempt to restore continence, such as injection of urethral bulking agents or surgery, or a combination of the two.  We believe that patients prefer less invasive treatments that provide the most benefit and have little or no side effects.

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

The Uroplasty Solution: Macroplastique Implants.  Macroplastique is used to treat adult female stress urinary incontinence due to ISD.  It is designed to restore the patient’s urinary continence immediately following treatment.  Macroplastique is a soft-textured, permanent implant injected, under endoscopic visualization, around the urethra distal to the bladder neck.  It is a proprietary composition of heat vulcanized, solid, soft, irregularly shaped polydimethylsiloxane (solid silicone elastomer) implants suspended in a biocompatible excretable carrier gel.  We believe our compound is better than other commercially available bulking agents because, with its unique composition, shape and size, it does not degrade, is not absorbed into surrounding tissues and does not migrate from the implant site.

We have sold Macroplastique for several urological indications in over 40 countries outside the United States since 1991.  In October 2006, we received FDA pre-market approval for the use of Macroplastique to treat adult female SUI due to ISD.  We began marketing Macroplastique in the United States in early 2007.

Other Uroplasty Products and Applications

Macroplastique® for Vesicoureteral Reflux.  Outside the U.S., we market the Macroplastique Implant products for treatment of vesicoureteral reflux: the abnormal backflow of urine from the bladder into the ureters or kidneys that is most prevalent in infants and children where the ureters did not fully develop.  In this application a bolus of the elastomer implant is injected around the orifice or valve where the ureter enters the bladder.

PTQ® Implants. We also market our silicone elastomer implants under the name PTQ® Implants outside of the U.S. as a minimally invasive product to address fecal incontinence (sometimes referred to as bowel incontinence).  Our PTQ Implants offer minimally-invasive, soft-textured permanent implant for treatment of fecal incontinence.  PTQ is implanted circumferentially into the submucosa of the anal canal, creating a “bulking” and supportive effect around the anal sphincter.  PTQ is CE marked and currently sold outside the United States in various international markets.

Urgent PC for Fecal Incontinence.  The Urgent PC Neuromodulation System is CE marked and sold outside of the United States for the treatment of fecal incontinence.  We also intend to explore the commercialization of Urgent PC for this application in the U.S. and started on a multiyear pilot clinical trial in fiscal 2013 as a prelude to a full clinical study for FDA clearance.

VOX® Implants.  In addition to urological applications, we market our silicone elastomer bulking material outside the United States to help improve speech and swallowing function in patients with unilateral vocal cord paralysis.  The implants are sold for vocal cord rehabilitation applications under the trade name VOX® Implants.

Distributed Products.  In The Netherlands and United Kingdom only, we distribute certain wound care products in accordance with a distributor agreement.  Under the terms of the distributor agreement, we are not obligated to purchase any minimum level of wound care products.

Uroplasty Strategy

Our goal is to become the leading provider of minimally invasive, office and outpatient surgical-based solutions to treat and improve the quality of life for patients suffering the physical and emotional stress resulting from voiding dysfunction problems.  We believe that with our Urgent PC Neuromodulation System and Macroplastique products we can increasingly garner the attention of key physicians and distributors to grow our revenue.  The key elements of our strategy are to:

•	Increase market coverage in the United States. We believe the United States presents a significant opportunity for growth in sales of our products. In order to grow our business in the United States, we anticipate further increasing our sales and marketing organization, as needed, to support our sales growth.

•	Educate physicians and third-party insurance carriers about the benefits of Urgent PC. We believe education of physicians and third-party insurance carriers regarding the benefits of the Urgent PC System is critical to the successful adoption of this System, and to reimbursement for treatments by third-party carriers. To this end, we have conducted clinical studies which we believe will help us with our sales and marketing efforts.

•	Build patient awareness of office and outpatient surgical-based solutions. Patients often weigh the quality of life benefits of electing to undergo a surgical procedure against the invasiveness of the procedure. We intend to continue to expand our marketing efforts to build patient awareness of the treatment alternatives and encourage patients to see physicians. These marketing efforts may include patient-oriented marketing materials for physicians to use to inform patients of the availability and potential benefits of our products. Increasing patient awareness of our treatment alternatives will help physicians build their practices and simultaneously increase sales of our products.

•	Initially focus on office and outpatient surgical-based solutions for physicians. We believe our company is uniquely positioned to provide a broad product offering of office and outpatient surgical-based solutions for physicians. By expanding our United States presence, we intend to develop long-standing relationships with leading physicians treating voiding dysfunctions. These relationships will provide us with a source of new product ideas and a conduit through which to introduce new products. We also intend to develop marketing programs to assist physicians in marketing their practices and to provide innovative programs focused on helping physicians attract patients and develop referral networks. Building these relationships is an important part of our growth strategy, particularly for the development and introduction of new products.

•	Obtain FDA clearance to expand use of our Urgent PC System for other indications. Our Urgent PC Neuromodulation System is CE marked and sold outside of the United States for the treatment of fecal incontinence. We intend to explore the commercialization in the U.S of the Urgent PC System for the treatment of fecal incontinence. To commercialize the product in the U.S. for the treatment of fecal incontinence, we will need to conduct clinical trials for FDA clearance and for seeking reimbursement coverage from third-party payers. We started on a multiyear pilot clinical trial in fiscal 2013, planned to be followed by a pivotal clinical study needed for FDA clearance.

•	Develop complementary products for long-term treatment. In fiscal 2013 we started on product design and development work, based on a patent we hold, for a minimally-invasive implantable tibial nerve stimulator for treatment of OAB. Our initial plans are to seek regulatory approval and CE mark to commercialize the product in Europe, with subsequent plans to seek regulatory approval to commercialize a redesigned product in the U.S.

•	Develop, license or acquire new products. We believe that our office and outpatient surgical-based solutions are an important competitive advantage because they allow us to address the preferences of doctors and patients, as well as the quality of life issues presented by voiding dysfunctions. An important part of our long term growth strategy is to broaden our product lines further to meet customer needs by developing, licensing and acquiring new products.

Sales, Distribution and Marketing

We are focusing our sales and marketing efforts primarily on urologists, urogynecologists and gynecologists with significant office-based and outpatient surgery-based patient volume.

To support our business in the United States, we have a sales organization, consisting primarily of 39 direct field sales representatives, a marketing organization to market our products directly to our customers and a reimbursement department.  We anticipate further increasing our sales and marketing organization in the United States, as needed, to support our sales growth.

Outside of the United States, we sell our products primarily through a direct sales organization in the United Kingdom and The Netherlands, and in all other markets primarily through distributors.  Each of our distributors has a territory-specific distribution agreement, including requirements indicating they may not sell products that compete directly with ours.  Collectively, distributors accounted for approximately 14%, 17% and 25% of our total net sales for fiscal 2013, 2012 and 2011, respectively.

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

We believe the availability of a Category 1 CPT code for PTNS treatments has encouraged, and will continue to encourage, broader use of and reimbursement for our Urgent PC System in the U.S.   However, each governmental and private payer makes its own coverage decision.

With respect to Medicare reimbursement, each regional Medicare carrier is entitled to make a separate decision to provide coverage if at all, and the number of PTNS treatments covered.  After a positive coverage decision by Wisconsin Physician Services effective June 1, 2013, regional Medicare carriers representing 48 states and the District of Columbia, with approximately 46 million covered lives, provide coverage for PTNS treatments.  In addition, we estimate that private payers insuring approximately 97 million lives provide coverage for PTNS treatments.  At June 1, 2013, one regional Medicare carrier representing 2 states, with approximately 3 million covered lives, continued to decline reimbursement coverage for PTNS treatments.   Further the amount reimbursed and number of treatments that may be covered can vary from region to region and we continue to work with the various carriers to educate them in the positive results we have achieved with longer term clinical studies.

The Centers for Medicare and Medicaid Services has announced consolidation of some of the regional Medicare claims administrators.  When this consolidation occurs, there is no guarantee that Medicare beneficiaries in a region with reimbursement coverage will continue to be reimbursed when consolidated into a regional Medicare carrier with a negative reimbursement policy, or, if reimbursed, the coverage would remain unchanged.  We continue to work to clinically prove the benefits of longer term treatment using PTNS and to educate regional carriers about those benefits.

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

Competition

The market for voiding dysfunction products is intensely competitive.  Competitors offer management and curative treatments, pharmaceutical products such as anticholinergic drugs, injectable drugs, implantable including neuromodulation devices, urethral injectables and urethral sling products.  We believe the principal decision factors among treatment methods include severity of patient symptoms and procedure risk, physician and patient acceptance of the treatment method, cost, availability of third-party reimbursement, and marketing and sales coverage.  In addition to adequately addressing the decision factors, our ability to compete in this market will also depend on the consistency of our product quality as well as delivery and product pricing.  Other factors affecting our success include our product development and innovation capabilities, clinical study results, ability to obtain required regulatory approvals, ability to protect our proprietary technology, manufacturing and marketing capabilities and ability to attract and retain skilled employees.

PTNS.  We believe the Urgent PC Neuromodulation System offers a minimally invasive, office-based treatment alternative in the continuum of care for OAB patients.  Conservative therapies such as dietary restrictions, pelvic floor exercises, bladder retraining, biofeedback, and anticholinergic drugs usually precede Urgent PC treatments.  Anticholinergic medications that could be seen as competing with PTNS include Detrol® and Toviaz® (both by Pfizer Inc.); Ditropan® (Johnson and Johnson); Enablex® (Novartis); Sanctura® (Allergan) and Vesicare® (GlaxoSmithKline). These medications treat symptoms of overactive bladder, some by preventing unwanted bladder contractions and others by tightening the bladder or urethra muscles or by relaxing bladder muscles.  We believe our Urgent PC System normally is prescribed after these drugs are used but discontinued because they were ineffective or had unwanted side effects.  In the case of anticholinergic medications, the side effects often include dry eyes, dry mouth, constipation, cognitive changes and blurred vision.

Allergan, Inc. recently began to commercialize Botulinum toxin A (Botox®) for OAB treatments, and this treatment could be seen as direct competitor for Urgent PC following unsuccessful drug therapy.  In this procedure, Botox is injected in and around the urethra, often with dozens of individual injection sites, to numb and mask the symptoms of urgency and frequency.  Nevertheless, although we believe that marketing campaigns by Allergan will increase awareness of OAB, we also believe that the side effects of Botox injections for this application, which can include urine retention and urinary tract infection, will lead many patients to choose our less invasive solution.

The Medtronic InterStim neuromodulation device, which stimulates the sacral nerve, requires surgical implantation of a lead near the patient’s spine in addition to a battery powered stimulator in the buttocks.  In contrast, the Urgent PC Neuromodulation System allows minimally invasive stimulation of the sacral nerve plexus in an office-based setting without any surgical intervention.  Other companies may also enter the U.S. market with neuromodulation or other products for the treatment of OAB.

Bulking.  Injectable urethral bulking agents for SUI competing directly with Macroplastique in the United States include: Durasphere® manufactured by Carbon Medical Technologies and distributed by Coloplast; and Coaptite® manufactured by BioForm, Inc. and distributed by Boston Scientific.  We believe Macroplastique competes favorably against these products because it will not degrade, resorb or migrate, has no special preparation or storage requirements, and is safe and effective for treating adult female stress urinary incontinence.

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

European Union and Other Regions

The European Union has adopted rules that require that medical products receive the right to affix the CE mark, which stands for Conformité Européenne.  The CE mark demonstrates adherence to quality standards and compliance with relevant European medical device directives.  Products that bear the CE mark can be imported to, sold or distributed within the European Union.

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

Research and Development

We have a research and development program to develop, enhance and evaluate potential new incontinence products for which we incur costs for regulatory submissions, regulatory compliance and clinical research.  Our expenditures for clinical research include studies for new applications or indications for existing products, post-approval regulatory compliance and marketing and reimbursement approval by third-party payers.  Our expenditures for research and development totaled approximately $2.4 million, $1.9 million and $1.7 million for fiscal 2013, 2012 and 2011, respectively.

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

Compliance with Environmental Laws

Compliance by us with applicable environmental requirements during fiscal years 2013, 2012 and 2011, respectively has not had a material effect upon our capital expenditures, earnings or competitive position.

Dependence on Major Customers

During fiscal 2013, 2012 and 2011, none of our customers accounted for 10% or more of our net sales.

Backlog

We did not have significant backlog at fiscal year-end 2013, 2012 or 2011.  We process customer orders generally within one or two days of receipt of the order.

Employees

As of March 31, 2013, we had 101 employees, of which 96 were full-time and 5 were part-time.  No employee was subject to a collective bargaining agreement.  We believe we maintain good relations with our employees.

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

Uroplasty LTD
Incorporated in the United Kingdom and acts as the sole distributor of the Urgent PC Neuromodulation System, Macroplastique Implants, PTQ Implants, all of their accessories, and wound care products in the United Kingdom and Ireland.  Products are sold primarily through a direct sales organization.

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

We continue to incur losses and may never reach profitability

We have incurred net losses in each of the last five fiscal years.  As of March 31, 2013, we had an accumulated deficit of approximately $39 million primarily because of costs relating to the development, including seeking regulatory approvals, and commercialization of our products.  We expect our operating expenses relating to sales and marketing activities, product development and clinical trials, including an FDA-mandated post-market clinical study for our Macroplastique product, will continue during the foreseeable future.  To achieve profitability, we must generate substantially more revenue than we have in prior years.  Our ability to achieve significant revenue growth will depend, in large part, on our ability to achieve widespread market acceptance and third-party reimbursement for our products and successfully expand our business in the U.S.  We may never achieve substantial market acceptance, realize significant revenue from the sale of our products or be profitable.

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

The availability of the new Category 1 CPT code for PTNS treatments has encouraged broader use of our Urgent PC Neuromodulation System, but it has not resulted in universal coverage and there can be no assurance that additional payers will agree to create coverage policies or that the policies, if they are created, will provide adequate reimbursement, that existing coverage will not again be challenged (as it was in fiscal 2009), or that government actions will not decrease the level of reimbursement.

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

Medicare claims administrators are scheduled to undergo consolidation and that could affect reimbursement.

The Centers for Medicare and Medicaid Services expects to continue to consolidate the Medicare claims regions over the next several years, and to correspondingly reduce or consolidate claims administrators.  To the extent that, as part of this consolidation, regions in which there is coverage for PTNS treatments are consolidated into a region that does not provide coverage for PTNS treatments,  it is unclear whether PTNS treatments using our Urgent PC will continue to be reimbursed, or, if reimbursed, whether the coverage will remain unchanged.  Some of the future consolidation decisions have been announced and are currently being disputed by administrators whose regions were reduced or eliminated, creating uncertainty in the marketplace.  Accordingly, this consolidation process and the uncertainty it creates could negatively impact reimbursement for PTNS treatments using our products, and negatively impact our sales.

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

We are subject to changing federal and state regulations that could increase the cost of doing business or impose requirements with which we cannot comply

In response to perceived increases in health care costs in recent years, there have been and continue to be proposals by the federal government, state governments, regulators and third-party payers to control these costs and, more generally, to reform the U.S. healthcare system.  Certain of these proposals could limit the prices we are able to charge for our products or the amounts of reimbursement available for our products and could limit the acceptance and availability of our products, adversely affecting our financial position and results of operations.

The 2010 Healthcare Reform Legislation imposes an excise tax on us that we may be unable to recoup, and requires cost controls that may impact the rate of reimbursement for our products.

Significant U.S. healthcare reform legislation, the Patient Protection and Affordable Care Act, as reconciled by  the Health Care and Education Reconciliation Act of 2010 (collectively the “PPACA”), was enacted into law in March 2010.  Commencing January 1, 2013, the PPACA imposes on manufacturers or producers making sales of medical devices in the U.S., other than sales at retail for individual use, an excise tax.  Our U.S. net sales, all subject to the excise tax, represented approximately 73% of our worldwide consolidated net sales in fiscal 2013 and we expect U.S. sales to continue to grow and become a greater proportion of our worldwide consolidated net sales.  To the extent the clinics and physicians will not absorb increased costs represented by the tax because of reimbursement limitations, we likely will not be able to offset the tax with increased revenue.  Accordingly, the new tax will adversely affect our business, cash flows and results of operations.  Although several bills have been proposed in U.S. Congress to eliminate the tax, including a bill passed by the U.S. Senate, most of these bills are tied to corresponding increases in taxes from other sources, and therefore face substantial opposition.

The PPACA also contains provisions aimed at improving the quality and decreasing the costs of healthcare.  The Medicare provisions include value-based payment programs, increased funding of comparative effectiveness research, reduced hospital payments for avoidable readmissions and hospital acquired conditions, and pilot programs to evaluate alternative payment methodologies that promote care coordination (such as bundled physician and hospital payments).  Additionally, the PPACA includes a reduction in the annual rate of inflation for hospitals that began in 2011 and provides for the establishment of an independent payment advisory board to recommend ways of reducing the rate of growth in Medicare spending beginning in 2014. Many of these provisions will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established.  Accordingly, although it remains impossible to predict the extent of the regulation and the full impact of the PPACA, any changes that lower reimbursement for our products or reduce medical procedure volumes could adversely affect our business and results of operations.

Changes in regulatory policy, particularly at the FDA, might adversely affect our operations.

The FDA has recently increased significantly the scrutiny applied to 510(k) submissions, and it may also focus more scrutiny on other regulation within its purview.  Both the FDA and the United States Congress are influenced by high profile events, injuries and cases that generate publicity and public attention, and new legislation is often generated as a result of those events.  There can be no assurance that new products we introduce will not be delayed by the current level of scrutiny applied to applications at the FDA or that new laws and regulations will not be adopted that impact the cost of production and marketing of our existing products.

If we are not able to attract, retain and motivate our sales force and expand our distribution channels, our sales and revenues will suffer.

In the U.S., we have a sales organization consisting primarily of direct sales representatives, and a marketing organization to market our products directly and support our distributor organizations.  We expect to expand our sales and marketing organization, as needed, to support our growth.  We have and will continue to incur significant additional expenses to support this organization.  We cannot be certain that our sales organization will be able to generate sales of Urgent PC at levels that justify its expense, or even if it can, that we will be able to recruit, train, motivate or retain qualified sales and marketing personnel or independent sales representatives.  Outside of the United States, United Kingdom and The Netherlands, we sell our products through a network of independent distributors.  Our ability to increase product sales in foreign markets will largely depend on our ability to develop and maintain relationships with our distributors and on their ability to successfully market and sell our products.  We may not be able to retain distributors who are willing to commit the necessary resources to market and sell our products to the level of our expectations.  Failure to maintain or expand our distribution channels or to recruit, retain and motivate qualified personnel could have a material adverse effect on our product sales and revenues.

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

Currently, we are dependent on sales of our Urgent PC System and Macroplastique products.  In fiscal 2013, sales of our Urgent PC System and Macroplastique accounted for approximately 57% and 38%, respectively, of our total revenue.  If demand for any or both of the product lines declines, our revenues and business prospects may suffer.

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

The production and marketing of our products and our ongoing research and development, preclinical testing and clinical trial activities are subject to extensive regulation and review by numerous governmental authorities both in the United States and abroad.  U.S. and foreign regulations applicable to medical devices are wide-ranging and govern, among other things, the testing, marketing and pre-market review of new medical devices, and the manufacturing practices, reporting, advertising, exporting, labeling and record keeping procedures.  We are required to obtain regulatory approval or clearance before we can market our products in the United States and certain foreign countries.  The regulatory process requires significant time, effort and expenditures to bring our products to market, and we cannot assure you that the regulatory authority we currently possess to market our products will remain available, or that we will be able to obtain authority to sell new or existing products in new markets.  Further, the manufacture and manufacturing facilities of medical products are subject to periodic reviews and inspection by the FDA and foreign regulatory authorities.  Our failure to comply with regulatory requirements could result in governmental agencies:

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

We often rely on our distributors in countries outside the United States in seeking regulatory approval to market our products in particular countries.  To the extent we do so, we are dependent on persons outside of our direct control to make regulatory submissions and secure approvals, and we do or will not have direct access to health care agencies in those markets to ensure timely regulatory approvals or prompt resolution of regulatory or compliance matters.  If our distributors fail to obtain the required approvals or do not do so in a timely manner, our sales from our international operations and our results of operations may be adversely affected.

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

Our success depends in part on our ability to protect the proprietary rights to the technologies used in our products.  We rely on patent protection, as well as a combination of trademark laws and confidentiality, noncompetition and other contractual arrangements to protect our proprietary technology.  However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep a competitive advantage.  Our patents and patent applications, if issued, may not be broad enough to prevent competitors from introducing similar products into the market.  Our patents, if challenged or if we attempt to enforce them, may not necessarily be upheld by the courts.  In addition, patent protection in foreign countries may be different from patent protection under U.S. laws and may not be favorable to us.

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

Macroplastique is comprised of medical grade, heat-vulcanized polydimethylsiloxane, which results in a solid, flexible, highly-textured silicone elastomer.  In the early 1990’s, the United States silicone gel breast implant industry became the subject of significant controversies surrounding the possible effects upon the human body of the use of semi-liquid silicone gel in breast implants, resulting in product liability litigation and leading to the bankruptcy of several companies.  We use only medical grade solid silicone material in our tissue bulking products and do not use semi-liquid silicone gel, as was used in breast implants.  Negative publicity regarding the use of silicone materials in our products or in other medical devices could have a significant adverse effect on the overall acceptance of our products.

We derive a significant portion of our sales from outside of the United States and are subject to the risks of international operations.

We derived approximately 27% of our net sales in fiscal 2013 from customers and operations in international markets.  The sale and shipping of our products and services across international borders, as well as the purchase of components and products from international sources, subject us to a number of risks, including:

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

There is only a limited trading market for our common stock, which is quoted on the NASDAQ.  Transactions in our common stock may lack the volume and liquidity necessary to maintain an orderly trading market and this could result in both depressed and highly variable trading prices.

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

Item 1B.	Unresolved Staff Comments

            None.

Item 2.	Properties

We lease an 18,259 square-foot office, warehouse and manufacturing facility in Minnetonka, Minnesota for our corporate headquarters pursuant to a lease expiring in 2014.  We also own 9,774 square feet of office and warehouse space in Geleen, The Netherlands.  We believe that these facilities are adequate for our operations for the foreseeable future, and if we are unable to renegotiate lease terms on our principal office facility in 2014, there are comparable facilities available at competitive rates within the vicinity of our current offices.

Item 3.	Legal Proceedings

On July 1, 2013, a complaint was filed in United States District Court for the Southern District of New York by Bart White, individually and as a representative of a putative class consisting of purchasers of Uroplasty common stock between June 26, 2012 and June 13, 2013, against Uroplasty, Inc., Robert C. Kill, Mahedi A. Jiwani and David Kaysen.  On July 11, 2013, an almost identical complaint was filed in United States District Court for the District of Minnesota by Lawrence L. Sinsel, Jr. and Beatrice L. Sinsel, individually and as representatives of the same putative class, against Uroplasty, Inc., Mahedi A. Jiwani and David Kaysen, but not Robert C. Kill. To our knowledge, neither Uroplasty, Inc. nor the individual defendants have been served with either complaint. The complaints allege that various misstatements and omissions occurred in press releases and filings by Uroplasty, Inc. with the Securities and Exchange Commission and that these misstatements or omissions constitute violations of Section 10(b) of, and Rule 10b-5 under, the Securities Exchange Act of 1934.  The complaints appear to be based solely upon the reading by the putative class plaintiffs of recent press releases and appear to assume that, because our investigation of internal control over financial reporting delayed filing of this Form 10-K, and because our CFO was placed on administrative leave, there must have been misstatements and omissions in previous filings. We believe these conclusions are without merit and intend to contest these cases vigorously.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our common stock has been listed on the NASDAQ Capital Market under the symbol “UPI” since July 12, 2010, and was listed on the NYSE AMEX prior to that date.

The following table sets forth the high and low closing prices for our common stock for our fiscal years ended March 31, 2013, 2012 and 2011 as reported on the NYSE AMEX and, on and after July 12, 2010, the NASDAQ Capital Markets.

Fiscal year ended March 31, 2013	Low	High
First Quarter	$2.75	$4.64
Second Quarter	3.76	4.78
Third Quarter	3.10	3.81
Fourth Quarter	2.44	3.43

Fiscal year ended March 31, 2012	Low	High
First Quarter	$6.33	$8.32
Second Quarter	4.50	9.00
Third Quarter	3.87	5.85
Fourth Quarter	2.66	4.45

Fiscal year ended March 31, 2011	Low	High
First Quarter	$2.23	$6.49
Second Quarter	3.64	4.81
Third Quarter	3.66	5.81
Fourth Quarter	4.24	6.63

As of March 31, 2013, we had approximately 315 holders of record of our common stock.  Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides particular information regarding our equity compensation plans as of March 31, 2013.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders (1)	1,116,000	$3.07	1,011,000
Equity Compensation Plans Not Approved by Security Holders (2)	900,000	$4.05	-
Total	2,016,000	$3.51	1,011,000

(1)	Consists of options outstanding under our 2006 Amended Stock and Incentive Plan.

(2)	Represents non-qualified options to purchase shares of our common stock (all of which are vested), granted outside of any plan.

Stock Performance Graph.

The following graph compares the 5-year cumulative total shareholder return of our common stock to the NASDAQ U.S. index and to the NASDAQ Surgical and Medical Instruments and Supplies Index, assuming an initial investment of $100 and reinvestment of all dividends.

Item 6.	Selected Financial Data

Summary Statement of Operations Data (in thousands except per share data)

For the fiscal year ended March 31,
	2013	2012	2011	2010	2009
Net sales	$22,418	$20,562	$13,787	$11,863	$14,742
Gross profit	19,403	17,525	11,401	9,804	12,458
Operating loss	(3,301)	(4,266)	(4,698)	(3,203)	(3,622)
Net loss	(3,305)	(4,250)	(4,648)	(3,204)	(3,578)
Basic and diluted loss per share	$(0.16)	$(0.21)	$(0.25)	$(0.21)	$(0.24)
Basic and diluted weighted average shares outstanding	20,777	20,690	18,874	14,944	14,923
Other data
Share-based expense and depreciation and amortization	$1,965	$1,803	$1,553	$1,553	$1,885

Summary Balance Sheet Data (in thousands)

At March 31,
	2013	2012	2011	2010	2009
Working capital	$12,621	$13,081	$14,650	$6,056	$7,838
Total assets	20,041	22,291	25,727	11,574	14,681
Shareholders’ equity	16,686	19,235	22,629	9,215	12,309

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion of our financial condition and results of operations in conjunction with, and we qualify our discussion in its entirety by, the consolidated financial statements and notes thereto included elsewhere within this Annual Report on Form 10-K, the material contained under Part 1, Item 1. “Description of Business” and Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K, and the cautionary disclosure about forward-looking statements at the front of Part I of this Annual Report on Form 10-K.

Overview

We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions.  Our primary focus is on two products: the Urgent PC® Neuromodulation System, which we believe is the only FDA-cleared minimally invasive, office-based neuromodulation therapy for the treatment of overactive bladder (OAB) and associated symptoms of urinary urgency, urinary frequency, and urge incontinence; and Macroplastique® Implants a urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to intrinsic sphincter deficiency (ISD).  Outside of the U.S., our Urgent PC System is also approved for treatment of fecal incontinence, and Macroplastique is also approved for treatment of male stress incontinence, vocal cord rehabilitation and vesicoureteral reflux.

Our sales have been significantly influenced by the availability of third-party reimbursement for PTNS treatments.  Sales of our Urgent PC System in the U.S. grew rapidly during fiscal 2007 and 2008 with rapid market acceptance of PTNS treatments that were reimbursed under a Category 1 Current Procedure Technology (CPT®) code.  Sales declined from the first quarter of fiscal 2009 through the third quarter of fiscal 2011, because of lower or unavailable reimbursement when the American Medical Association (AMA) advised the providers that reimbursement for PTNS treatments should be requested under an unlisted CPT code.

We responded by sponsoring several clinical studies over the following two years that were published in U.S. peer-review journals.  With favorable results from these studies, we applied for, and effective January 2011 the AMA granted, a new Category 1 CPT code for PTNS treatments.  As a result, we expanded our U.S. field sales and support organization from 15 employed sales representatives and six independent manufacturer’s representatives on April 1, 2010 to 34 employed sales representatives on March 31, 2013, and sales of our Urgent PC System began to increase.

We have since focused our efforts on expanding reimbursement coverage with Medicare carriers and private payers by instituting a comprehensive program to educate their medical directors regarding the clinical effectiveness, cost effectiveness and patient benefits of PTNS treatments using our Urgent PC System.  After a positive coverage decision by Wisconsin Physician Services effective June 1, 2013, regional Medicare carriers representing 48 states and the District of Columbia, with approximately 46 million covered lives, provide coverage for PTNS treatments.  In addition, we estimate that private payers insuring approximately 97 million lives provide coverage for PTNS treatments.  At June 1, 2013, one regional Medicare carrier representing 2 states, with approximately 3 million covered lives, continued to decline reimbursement coverage for PTNS treatments.

With the availability of a CPT Category 1 code and expanded reimbursement coverage from third-party payers, as well as an expanded sales organization, sales of our Urgent PC System in the U.S. increased 84% in the year ended March 31, 2012 over the year ended March 31, 2011, and continued this positive trend with a 35% growth to $10.5 million in the year ended March 31, 2013.  Overall, revenue growth slowed somewhat in the year ended March 31, 2013, as sales in the U.S. of our more mature Macroplastique product and sales outside of the U.S. each declined.

We expect to continue to emphasize sales of our Urgent PC System in the United States, and have retained new sales management to restructure our sales organization.  The intent is to increase our focus on training physicians on the continued use and benefits of a treatment regime using the Urgent PC System for overactive bladder.  As part of this process, we intend to test the use of clinical support specialists in some of our markets.  We also have earmarked additional marketing dollars for the coming fiscal year to better introduce our products to both those members of the public most likely to require treatment with the device, and to key opinion leaders in the urology markets.  We do not expect to see significant growth in our U.S. Macroplastique business, because we believe it is a small, mature market that is more competitively penetrated than the market for OAB treatment using PTNS.

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

Accounts Receivable.  We carry our accounts receivable at the original invoice amount less an estimated allowance for doubtful receivables based on a periodic review of all outstanding amounts, and less an estimated sales return allowance.  We determine the allowance for doubtful accounts based on the customer’s financial health, and both historical and expected credit loss experience.  We write off our accounts receivable when we deem them uncollectible.  We record recoveries of accounts receivable previously written off when received.  We are not always able to accurately or timely anticipate changes in the financial condition of our customers and if circumstances related to our customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances.  Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience.  We determine the sales return allowance based on historical experience.  Historically, the accounts receivable balances we have written off and the sales returns have generally been within our expectations.

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

Foreign Currency Translation/Transactions.  The financial statements of our foreign subsidiaries are translated in accordance with the provisions of Accounting Standards Codification (ASC) 830, “Foreign Currency Matters.”  We translate all assets and liabilities using period-end exchange rates, and we translate statements of operations items using average exchange rates for the period.  We record the resulting translation adjustment within accumulated other comprehensive loss, a separate component of shareholders’ equity.  We recognize foreign currency transaction gains and losses in the statement of operations, including unrealized gains and losses on short-term intercompany obligations using period-end exchange rates, resulting in an increase in the volatility of our consolidated statements of operations.

Impairment of Long-Lived Assets.  Our long-lived assets consist of property, plant and equipment and intangible assets.  We review our long-lived assets for impairment whenever events or business circumstances indicate that the carrying amount of an asset may not be recoverable.  We measure the recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  We use judgment to forecast future cash flows including forecasting revenues and margins, and working capital needs.  If we consider such assets impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  We did not record any impairment charge in fiscal years 2013, 2012 or 2011.

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

Income Taxes.  We recognize deferred tax assets and liabilities for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases.  We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences.  As of March 31, 2013, we have generated approximately $32 million in U.S. net operating loss carryforwards that we cannot use to offset taxable income in foreign jurisdictions.  We recognize a valuation allowance when we determine it is more likely than not that we will not realize a portion of the deferred tax asset.  We have established a valuation allowance for U.S. and certain foreign deferred tax assets due to the uncertainty that we will generate enough income in those taxing jurisdictions to utilize the assets.

In addition, future utilization of NOL carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code.  This section generally relates to a 50 percent change in ownership of a company over a three-year period.  We believe that the issuance of our common stock in the December 2006 follow-on public offering resulted in an "ownership change" under Section 382.  Accordingly, our ability to use NOL tax attributes generated prior to December 2006 is limited to approximately $750,000 per year.  Additionally, we believe there was an ownership change in December 2012.  Accordingly, our ability to use NOL tax attributes generated after December 2006 and before December 2012 is limited to approximately $2,000,000 per year.
.
See Note 6 to our consolidated financial statements for further discussion.

Results of Operations

Net Sales.  In fiscal 2013, net sales were $22.4 million, representing a $1.9 million or 9% increase compared to net sales in fiscal 2012.  Excluding the translation impact of fluctuations in foreign currency exchange rates, net sales increased by approximately 10%.  In fiscal 2012, net sales were $20.6 million, representing a $6.8 million or 49% increase compared to net sales in fiscal 2011.  Excluding the translation impact of fluctuations in foreign currency exchange rates, net sales increased by approximately 47%.  The increase in consolidated net sales over these periods is attributed primarily to the growth in U.S. sales.

In fiscal 2013, net sales to customers in the U.S. of $16.4 million, represented an increase of $2.5 million, or 18%, over net sales in fiscal 2012.  In fiscal 2012, net sales to customers in the U.S. of $13.9 million, represented an increase of $5.9 million, or 75%, over net sales in fiscal 2011.

Net sales in the U.S. of our Urgent PC product increased 35% to $10.5 million in fiscal 2013, from $7.8 million in fiscal 2012.  In fiscal 2013 we sold 13,725 lead set boxes, compared with 10,118 lead set boxes in fiscal 2012.  Net sales increased because of expanded reimbursement coverage by third-party payers, and because of the impact of our expanded direct sales organization and programs to support continued use of our Urgent PC products.  Net sales in the U.S. of our Urgent PC product increased 84% in fiscal 2012, from $4.3 million in fiscal 2011 reflecting one quarter’s results under the new Category 1 CPT code and an upward trend in sequential quarterly growth in the number of customers and the resulting increase in the sale of lead set boxes from 5,559 boxes in fiscal 2011.

Net sales in the U.S. of our Macroplastique product decreased 2% to $5.7 million in fiscal 2013, from $5.9 million in fiscal 2012.  In fiscal 2012, net sales in the U.S. of our Macroplastique product increased 69%, from $3.5 million in fiscal 2011.  The decrease in net sales in fiscal 2013 is attributed primarily to the shift in sales focus from Macroplastique to Urgent PC.  The increase in fiscal 2012 net sales of our Macroplastique product was a result of the discontinuation in the marketplace of a competing product.

Net sales to customers outside the U.S. were $6.0 million in fiscal 2013, compared to $6.7 million in fiscal 2012, a decrease of 10%.  Excluding the translation impact of fluctuations in foreign currency exchange rates, net sales decreased by approximately 6%.  Fiscal 2013 includes $2.1 million of Urgent PC sales, which increased 5% from $2.0 million in fiscal 2012.  Excluding the translation impact of fluctuations in foreign currency exchange rates, Urgent PC sales increased by approximately 10%.  Urgent PC sales, excluding the impact of fluctuations in foreign currency exchange rates, increased 39% in the first half of the fiscal year, and declined 11% in the second half of the fiscal year.  The decline in Urgent PC sales in the second half of the fiscal year is attributed to price reduction in one geographic area due to reimbursement challenges as well as to local competition, and, in addition, fiscal 2012 contained a one-time order for a third party funded clinical study.  Fiscal 2013 includes $2.8 million of Macroplastique sales, which decreased 18% from $3.5 million in fiscal 2012.  Excluding the translation impact of fluctuations in foreign currency exchange rates, Macroplastique sales decreased by approximately 13%.  The decrease of Macroplastique sales is mainly due to budget cuts for hospitals in several European countries.

In fiscal 2012 net sales to customers outside the U.S. increased 14%, from $5.9 million in fiscal 2011 to $6.7 million in fiscal 2012.  Excluding the translation impact of fluctuations in foreign currency exchange rates, net sales increased by approximately 10%.  Sales of our Urgent PC product increased 52% from $1.3 million in fiscal 2011 to $2.0 million in fiscal 2012.  The increase in the Urgent PC product sales was mainly attributed to the sales focus on this product, better acceptance of the product in the market, and a one-time order for a third party funded clinical study.

Gross Profit:  Gross profit was $19.4 million, or 86.6% of net sales in fiscal 2013 and $17.5 million, or 85.2% of net sales, in fiscal 2012.  The increase in the gross profit percentage in fiscal 2013 is attributed primarily to a one percentage impact of a favorable product mix, and 0.2 percentage point impact from an increase in capacity absorption.  Gross profit was $11.4 million, or 82.7% of net sales in fiscal 2011.  The increase in the gross profit percentage in fiscal 2012, compared to fiscal 2011, was attributed primarily to an impact of approximately one percentage point each from an increase in capacity absorption and a favorable product mix impact.

General and Administrative Expenses (G&A):  G&A expenses of $4.2 million during fiscal 2013 increased $455,000 from $3.7 million during fiscal 2012.  Included in fiscal 2013 is a charge of $473,000 for non-cash, share-based compensation expense, compared with $412,000 in fiscal 2012.  Excluding share-based compensation charges, G&A expenses increased by $394,000 in 2013, primarily due to an $182,000 increase in personnel costs primarily from an increase in headcount, and an $127,000 increase in professional fees for legal, audit, tax and consulting.  G&A expenses of $3.7 million during fiscal 2012 increased $290,000 from $3.4 million during fiscal 2011.  Included in fiscal 2012 was a charge of $412,000 for non-cash, share-based compensation expense, compared with $269,000 in fiscal 2011.  Excluding share-based compensation charges, G&A expenses increased by $147,000 in 2012, primarily due to an $86,000 increase in personnel costs from an increase in headcount, salary increase and recruiting costs, offset by a decrease in management bonuses.

In the first quarter of fiscal 2014 we expect to incur approximately $0.8 million for professional fees associated with our review of internal control over financial reporting, severance pay for our departing CEO and fees to be paid to a search firm for recruitment of a new CEO.

Research and Development Expenses (R&D): R&D expenses increased to $2.4 million in fiscal 2013, from $1.9 million in fiscal 2012.  The increase is attributed primarily to a $389,000 charge for product testing and validation of the planned replacement of components for one of our products, a $253,000 increase in new product development costs, a $35,000 increase in cost for the U.S. fecal incontinence study, and a $121,000 increase in compensation costs due to increased headcount, increased bonuses, and promotions, offset by a $170,000 decrease in human clinical study costs and a $112,000 charge in the prior fiscal year for costs incurred for utilizing a third-party for tooling development.  R&D expenses increased to $1.9 million in fiscal 2012, from $1.7 million in fiscal 2011.  The increase was attributed primarily to a $112,000 charge for utilizing a third-party for developing tooling for a product we no longer plan to commercialize, a $51,000 increase in compensation costs, and an increase of $67,000 in consulting costs, offset partially by a $70,000 decrease in human clinical trial costs.

In fiscal 2013 we started two multiyear studies: a pilot clinical study in the U.S, for the use of our Urgent PC for the treatment of fecal incontinence and a clinical study and product design for a minimally invasive implantable product for treatment of OAB.  We spent $0.3 million in fiscal 2013 and estimate we will spend approximately $0.4 million in fiscal 2014 for these studies.

Selling and Marketing Expenses (S&M):  S&M expenses of $15.2 million in fiscal 2013 decreased $0.1 million from $15.3 million in fiscal 2012.  S&M expenses decreased primarily because of a $863,000 decrease in bonus and incentive costs, offset by a $54,000 increase in salary primarily due to increase in head count, a $308,000 increase in commission costs primarily due to an increase in sales, and a $310,000 increase in travel related expenses.  Also, included in the fourth quarter of fiscal 2013 is a charge of $68,000 for the medical device excise tax on U.S. sales that went into effect on January 1, 2013.  We expect the charge for the medical device excise tax to increase in future years because it will be in effect for the full year (versus for one quarter in fiscal 2013), and also because of the expected increase in our U.S. sales subject to the excise tax.

S&M expenses of $15.3 million in fiscal 2012 increased $5.2 million from $10.1 million in fiscal 2011.  S&M expenses increased primarily because of a $3.5 million increase in compensation and a $200,000 increase in commission costs as a result of the increase in our U.S. field sales and support organization, an increase in travel expense of $587,000, and an increase of $578,000 related to marketing activities.  We expanded our U.S. field sales and support organization starting in fiscal 2011 third quarter to capitalize on increased interest in our Urgent PC product after the new CPT code became effective in January 2011, and we continued with that expansion in fiscal 2012.  Accordingly, we incurred increased S&M expenses in fiscal 2012.

Amortization of Intangibles: Amortization of intangibles was $863,000 in fiscal 2013, $857,000 in fiscal 2012, and $844,000 in fiscal 2011. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million, which became fully amortized in fiscal 2013.  Hence we expect to see a significant reduction in amortization expense in fiscal 2014.

Other Income (Expense):  Other income (expense) includes interest income, interest expense, foreign currency exchange and other non-operating costs when incurred.  Net other income was $47,000, $64,000 and $78,000 for fiscal years 2013, 2012, and 2011, respectively.

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated short-term intercompany obligations between us and our foreign subsidiaries.  In fiscal 2013, fiscal 2012, and fiscal 2011 we recorded foreign currency exchange gains of $2,000, $4,000, and $11,000 respectively.

Income Tax Expense:  In fiscal 2013, fiscal 2012, and fiscal 2011, we recorded income tax expense of $51,000, $48,000 and $29,000, respectively.  Income tax expense is attributed to our Netherlands subsidiary and to the payment of minimum State taxes in the U.S.  We cannot use our U.S. net operating loss carry forwards to offset taxable income in foreign jurisdictions.

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

Our non-GAAP operating loss for fiscal 2013, 2012 and 2011 was approximately $1.3 million, $2.5 million and $3.1 million, respectively. The fiscal 2013 and 2012 decrease in non-GAAP operating loss compared to the same prior year period is attributed primarily to an increase in net sales which more than offset the increase in non-GAAP spending.

		Expense Adjustments
	GAAP	Share-based Expense	Depreciation	Amortization of Intangibles	Non-GAAP
Year Ended March 31, 2013
Gross Profit	$19,403,000	$31,000	$34,000	$-	$19,468,000
% of Net sales	86.6%				86.8%
Operating Expenses
General & administrative	4,188,000	(473,000)	(196,000)	-	3,519,000
Research and development	2,415,000	(54,000)	(3,000)	-	2,358,000
Selling and marketing	15,238,000	(254,000)	(57,000)	-	14,927,000
Amortization	863,000	-	-	$(863,000)	-
	22,704,000	(781,000)	(256,000)	(863,000)	20,804,000
Operating Loss	$(3,301,000)	$812,000	$290,000	$863,000	$(1,336,000)

Year Ended March 31, 2012
Gross Profit	$17,525,000	$22,000	$34,000	$-	$17,581,000
% of Net sales	85.2%				85.5%
Operating Expenses
General & administrative	3,733,000	(412,000)	(163,000)	-	3,158,000
Research and development	1,905,000	(39,000)	(9,000)	-	1,857,000
Selling and marketing	15,296,000	(212,000)	(55,000)	-	15,029,000
Amortization	857,000	-	-	$(857,000)	-
	21,791,000	(663,000)	(227,000)	(857,000)	20,044,000
Operating Loss	$(4,266,000)	$685,000	$261,000	$857,000	$(2,463,000)

Year Ended March 31, 2011
Gross Profit	$11,401,000	$17,000	$52,000	$-	$11,470,000
% of Net sales	82.7%				83.2%
Operating Expenses
General & administrative	3,443,000	(269,000)	(150,000)	-	3,024,000
Research and development	1,720,000	(27,000)	(10,000)	-	1,683,000
Selling and marketing	10,092,000	(121,000)	(63,000)	-	9,908,000
Amortization	844,000	-	-	$(844,000)	-
	16,099,000	(417,000)	(223,000)	(844,000)	14,615,000
Operating Loss	$(4,698,000)	$434,000	$275,000	$844,000	$(3,145,000)

Liquidity and Capital Resources

Cash Flows.

At March 31, 2013, we had total cash and investments of $14.9 million, which includes $11.4 million of cash, cash equivalents and short-term investments and $3.5 million of long-term investments.

Cash used in operating activities was $1.2 million in fiscal 2013, $3.1 million in fiscal 2012 and $3.4 million in fiscal 2011.  We used this cash primarily to fund the operating loss, net of non-cash charges for depreciation, amortization of intangibles and equity compensation, of $1.3 million, $2.5 million, and $3.1 million in the respective years.  We have continued to show an operating loss because we have continued to invest, primarily in selling and marketing, to grow our U.S. business. We generated approximately $127,000 of cash from changes in operating assets and liabilities in fiscal 2013, as a result of a slight decrease in receivables balances at year end fiscal 2013 as compared to fiscal 2012 and a smaller accrual for bonus liabilities, offset by an increase in other current assets.  In fiscal 2012 we used approximately of $650,000 cash because of changes in operating assets and liabilities, primarily to finance increased receivables balances.

In fiscal 2013, we used $190,000 in investing activities to purchase property, plant and equipment compared with $268,000 in fiscal 2012, and $229,000 in fiscal 2011.  In fiscal 2013 we generated $195,000 of net cash from the sale of marketable securities compared with $1.9 million of net cash generated in fiscal 2012.  In fiscal 2011 we used $10.1 million of net cash for investment in marketable securities.

In fiscal 2013, we generated proceeds from financing activities of $150,000 from the exercise of stock options, compared with $209,000 in fiscal 2012. In fiscal 2011, we generated proceeds from financing activities of $17.5 million, consisting of $14.9 million of net proceeds from a public offering of our common stock, and $2.5 million from the exercise of warrants and options.

Sources of Liquidity.

Uroplasty BV, our subsidiary in the Netherlands, has an ongoing agreement with Rabobank of The Netherlands for a €150,000 (approximately $192,000) credit line secured by our facility in Geleen, The Netherlands.  The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.0% base rate on March 31, 2013), subject to a minimum interest rate of 3.5% per annum.  We had no borrowings outstanding on this credit line at March 31, 2013 and March 31, 2012.

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

            Our ability to achieve significant revenue growth will depend, in large part, on our ability to achieve widespread market acceptance for our products and successfully expand our business in the U.S., which in turn may be partially dependent upon re-establishing broader reimbursement for our Urgent PC product.  We cannot guarantee that we will be entirely successful at this.  If we fail to meet our projections of profitability and cash flow, or determine there is a need to use cash for matters we have not currently projected, we may need to again seek financing to meet our cash needs.  We cannot assure you that such financing, if needed, will be available to us on acceptable terms, or at all.

Commitments and Contingencies.

We expect to continue to incur costs for clinical studies to support our ongoing marketing efforts and to meet regulatory requirements.  We also expect to continue to incur significant expenses to support our U.S. sales and marketing organization, and for regulatory activities.

    Future payments under our contractual obligations as of March 31, 2013, consisting of royalties, purchase commitments, and operating leases, are summarized below:

	Payments Due by Period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

Minimum royalty payments (a)	$117,000	$54,000	$63,000	$-	$-
Minimum purchase agreement (b)	281,000	281,000	-	-	-
Operating lease commitments (c)	360,000	233,000	127,000	-	-

Total contractual obligations	$758,000	$568,000	$190,000	$-	$-

(a)	Under a royalty agreement we pay royalties of five percent of net sales of Macroplastique in countries where a patent is filed, subject to a monthly minimum of $4,500. The royalties payable under this agreement will continue until certain patents referenced in the agreement expire in 2015. Under a license agreement for the Macroplastique Implantation System, we pay a royalty of 10 Great Britain Pounds for each unit sold during the life of the patent. We recognized an aggregate of $353,000, $383,000 and $266,000 of royalty expense, under these agreements in fiscal 2013, 2012 and 2011, respectively.

(b)	In our normal course of business we have commitments, generally for periods of less than twelve months, to purchase from various vendors finished goods and manufacturing components under issued purchase orders.

(c)	Operating lease commitments include a long-term lease with Liberty Property Limited Partnership for an 18,258 square foot facility for our U.S. headquarters located at 5420 Feltl Road, Minnetonka, Minnesota. The lease, effective May 1, 2006, has a term of 96 months, requires average annual minimum rent payments of approximately $140,000.

We have a defined benefit pension plan covering seven current and nineteen former employees in The Netherlands.  We pay premiums to an insurance company to fund annuities for the current employees.  We are responsible for funding additional annuities based on continued service and future salary increases.  We closed this defined benefit plan for new employees in April 2005.  As of that date, The Netherlands subsidiary established a defined contribution plan that now covers new employees.  We also have a defined benefit pension plan for six former employees of our U.K. subsidiary.  We closed this plan to further accrual for all employees effective December 31, 2004, and, effective March 2005, established a defined contribution plan that now covers new employees.

The following table presents the sensitivity of our funded status as of March 31, 2013, and expected fiscal 2014 pension expense to the following changes in key assumptions:

	Increase/(Decrease) Funded Status at March 31, 2013		Increase/(Decrease) Fiscal 2014 Pension Expense
Assumption:
Increase in discount rate by 1 percentage point	$265,000		$(22,000)
Decrease in discount rate by 1 percentage point	(352,000)		35,000

Increase in estimated return on assets by 1 percentage point	n/	a	(6,000)
Decrease of estimated return on assets by 1 percentage point	n/	a	6,000

Increase in inflation rate by 1 percentage point	(409,000)		69,000
Decrease in inflation rate by 1 percentage point	344,000		(55,000)

Increase in compensation increase by 1 percentage point	(356,000)		65,000
Decrease in compensation increase by 1 percentage point	6,000		(1,000)

Regarding the Dutch defined benefit plan, the market value of the assets is determined as the discounted stream of guaranteed benefit payments. Given the valuation method of the assets, the expected long-term rate of return on assets equals the discount rate. As such the Dutch defined benefit plan is not included in the sensitivity analysis for the estimated return on assets, because the sensitivity on the estimated return on assets is implicitly already included in the sensitivity analysis for the discount rate.

Recent Accounting Pronouncements.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The guidance is effective for annual and interim periods beginning after December 15, 2012.  The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Cash Investments – The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk or availability.  To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and investments in a variety of marketable securities, including money market funds, U.S. government securities, and certain bank obligations.  Our cash and cash equivalents as of March 31, 2013 include liquid money market accounts.  Due to the relative short-term nature of these investments, we believe that there is no material exposure to interest rate risk.

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

In addition to the direct financial impact, foreign currency exchange has an indirect financial impact on our results, including the effect on sales volumes within local economies and the impact of any pricing actions we may take as a result of foreign exchange rate fluctuations.  When the U.S. dollar weakens against foreign currencies, the dollar value of sales denominated in foreign currencies increases.  When the U.S. dollar strengthens against foreign currencies, the dollar value of sales denominated in foreign currencies decreases.  A hypothetical 10% change in the value of the U.S. dollar in relation to our foreign currency exposures would have had an impact of approximately $602,000 on our fiscal 2013 sales.  This amount is not indicative of the hypothetical net earnings impact due to the partially offsetting impacts on the related cost of goods sold and operating expenses in the applicable foreign currencies.

Item 8.	Financial Statements and Supplementary Data

The information is contained immediately after the signature page to the Annual Report on Form 10-K under the headings “Consolidated Statements of Operations,” “Consolidated Balance Sheets,” “Consolidated Statements of Comprehensive Income,” “Consolidated Statements of Shareholders’ Equity,” “Consolidated Statements of Cash Flows,” “Notes to Consolidated Financial Statements” and “Report of Independent Registered Public Accounting Firms” and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act") as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our current interim Chief Executive Officer and acting Chief Financial Officer (“CEO and CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, and because of the material weakness in internal control over financial reporting discussed below that caused us not to timely file this Annual Report on Form 10-K, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of our published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013, based upon the framework in “1992 Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that due to the material weaknesses described below, our internal control over financial reporting was not effective as of March 31, 2013.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our CEO and CFO concluded that as of March 31, 2013, we did not have adequate internal controls to address the risk of management override of our internal controls. Although we did not experience any material errors in the amounts that we had previously reported in our financial statements, we believe that we had a material weakness in our internal controls such that a material error in our financial statements could have occurred.

Because of the material weakness that was identified, we performed an additional review of internal control over financial reporting for the periods covered by the financial statements included in this Form 10-K to ensure that the consolidated financial statements included in this Form 10-K were prepared in accordance with U.S. generally accepted accounting principles. No material misstatements of our financial results or financial condition were detected during these additional procedures that caused us to believe that a revision of our previously released earnings report for the year ended March 31, 2013, or restatement of our previously filed financial statements, was required.  Nevertheless, the control deficiencies caused us to conclude that there was a reasonable possibility that a material misstatement of financial results would not be timely detected if the control deficiencies were not corrected.

Remediation Plan for Material Weakness

With the oversight of our management and the audit committee of our board of directors, we have implemented additional measures to remediate the underlying causes of the material weakness described above.  In addition to the management changes we have experienced, these changes include updating our internal attestation procedures and additional education of personnel relative to their responsibility for internal control.Despite the remedial measures that have been implemented, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We currently expect that the necessary testing of the controls over accounting for order processing to remediate the finding will be completed in fiscal 2014.

Item 9B.	Other Information

In connection with his resignation on April 5, 2013, we entered into a Separation Agreement with David Kaysen, our former Chief Executive Officer, that effectively provided severance consistent with the reasons for his departure under his employment agreement. On July 22, 2013, we entered into an Amended and Restated Separation Agreement with Mr. Kaysen that superseded the original agreement and that provided for severance, when combined with severance already paid, aggregating $61,656.07.

Effective July 19, 2013, Mahedi A Jiwani, our Chief Financial Officer, retired from his position with Uroplasty, Inc.  Mr. Jiwani received severance upon his retirement of seven months’ salary.  Robert C. Kill has been Acting Chief Financial Officer since June 14, 2013, and will continue to serve as Acting Chief Financial Officer until a replacement can be found.

Effective with the filing of this Form 10-K, Robert C. Kill was appointed our President and Chief Executive Officer.  We executed an employment agreement with Mr. Kill that provides for a salary of $400,000, a bonus for achievement of objectives during fiscal 2014 of $212,877 at targeted performance but a minimum bonus of $150,000, and provides that we will grant Mr. Kill non-qualified stock options to purchase 700,000 shares of our common stock at an exercise price equal to the closing price on the date of filing this Form 10-K, and will grant Mr. Kill 300,000 shares of common stock under our 2006 Amended Stock and Incentive Plan.  The options vest in three equal annual increments of one-third of the shares starting on the first anniversary of the grant date, but also vest if Mr. Kill is dismissed without cause, as defined in the agreement.

A copy of a press release announcing the filing of this Form 10-K, Mr. Kill’s appointment as President and Chief Executive Officer, and Mr. Jiwani’s retirement, is included with this Form 10-K as Exhibit 99.1.

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

This information contained under the headings Auditing Matters “--Fees,” “--All Other Fees” and “--Pre-Approval Process” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

2. Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

	Balance at beginning of fiscal year	Additions charged to expenses	Written off, less recoveries	Effects of foreign currency fluctuations	Balance at end of fiscal year

Allowance for doubtful accounts
Fiscal year ended March 31, 2013	$31,000	$17,000	$(27,000)	$-	$21,000

Fiscal year ended March 31, 2012	11,000	30,000	(9,000)	(1,000)	31,000

Fiscal year ended March 31, 2011	11,000	5,000	(5,000)	-	11,000

	Balance at beginning of fiscal year	Additions charged against revenues	Returns written off	Effects of foreign currency fluctuations	Balance at end of fiscal year

Allowance for sales returns
Fiscal year ended March 31, 2013	$62,000	$26,000	$(35,000)	$-	$53,000

Fiscal year ended March 31, 2012	59,000	82,000	(79,000)	-	62,000

Fiscal year ended March 31, 2011	61,000	29,000	(31,000)	-	59,000

3. Exhibits

(a) Exhibits incorporated by reference.

Number	Description

3.1	Amended & Restated By Laws of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant's Form 8-K filed November 20, 2009)
3.2	Restated Articles of Incorporation of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form SB-2 filed October 18, 2007 (File No. 333-146787))
10.1
Settlement Agreement and Release dated November 30, 1993 by and between Bioplasty, Inc., Bio-Manufacturing, Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A. Beisang III, MD and Robert A. Ersek, MD (Incorporated by reference to Exhibit 6.1 to Registrant's Registration Statement on Form 10SB filed July 10, 1996)

10.2*
Employment Agreement between Uroplasty, Inc. and Susan Holman dated December 7, 1999. (Incorporated by reference to Exhibit 10.13 to Registrant's Form 10-KSB for the year ended March 31, 2000 filed June 26, 2000)

10.3*
Employment Agreement between Uroplasty, Inc. and Larry Heinemann dated December 7, 1999. (Incorporated by reference to Exhibit 10.14 to Registrant's Form 10-KSB for the year ended March 31, 2000, filed June 26, 2000)

10.4
Agreement, dated October 14, 1998, by and between Uroplasty, Inc. and Samir M. Henalla (pertaining to Macroplastique Implantation System). (Incorporated by reference to Exhibit 10.15 to Registrant's Form 10-KSB/A for the year ended March 31, 2001, filed March 27, 2002)

10.5*	2002 Employee Stock Option Plan (Incorporated by reference to the copy filed as Appendix B to the Proxy Statement filed with the SEC on August 1, 2002)

10.6*
Employment Agreement between Uroplasty, Inc. and Mr. Marc Herregraven dated November 15, 2002. (Incorporated by reference to Exhibit 10.15 to Registrant's Form 10-KSB for the year ended March 31, 2003, filed May 20, 2003)

10.7*	Employment Agreement between Uroplasty, Inc. and Mahedi A. Jiwani dated November 14, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant's Form 10-QSB filed November 14, 2005)
10.8*	Employment Agreement between Uroplasty, Inc. and David B. Kaysen dated May 17, 2006 (Incorporated by reference to Exhibit 10.30 to Registrant's Form 10-KSB filed June 29, 2006)
10.9*	2006 Amended Stock and Incentive Plan (Incorporated by reference to the copy attached as Appendix A to the Company's Definitive Proxy Statement filed on July 25, 2008)
10.10*	Amendment to the Employment Agreement between Uroplasty, Inc. and Mr. David B. Kaysen. (Incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K dated April 26, 2011)
10.11	Lease Agreement between Uroplasty, Inc. and Liberty Property Limited Partnership dated January 20, 2006 (Incorporated by reference to Exhibit 10.25 to Registrant's Form 8-K filed January 24, 2006)
10.12	Form of Purchase Agreement, dated as of March 15, 2007, by and between Uroplasty, Inc. and CystoMedix, Inc. (Incorporated by reference to Exhibit 10.36 to Registrant's Form 8-K filed March 20, 2007
10.13*	Employment Agreement between Uroplasty, Inc. and Nancy Kolb dated May 22, 2012 (Incorporated by reference to Exhibit 10.13 to Registrant's Form 10-K filed May 24, 2012)
14.1	Revised Code of Ethics titled Code of Business Conduct and Ethics for Directors, Officers and Employees (Incorporated by reference to Exhibit 14.1 to Registrant's Form 8-K filed April 12, 2007)

(c) Exhibits filed herewith.

Number	Description

10.14*	Employment Agreement between Uroplasty, Inc. and Darin Hammers dated February 11, 2013
10.15*	Employment Agreement between Uroplasty, Inc. and Robert C. Kill dated July 22, 2013
10.16*	Amended and Restated Separation Agreement dated July 22, 2013 between Uroplasty, Inc. and David Kaysen
10.17*	Separation Agreement dated July 19, 2013 between Uroplasty and Mahedi Jiwani
21.0	List of Subsidiaries
24.1	Power of Attorney
23.1	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
31	Certification by the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by the CEO and CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated July 23, 2013.
101
Financial statements from the Annual Report on Form 10-K for the year ended March 31, 2013, formatted in Extensible Business Reporting Language: (i) Financial Statement Schedules, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Operations, (iv) the Consolidated Statements of Shareholders' Equity and Comprehensive Loss, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

*  Management contract, compensation plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 23, 2013	UROPLASTY, INC.

By /s/ Robert C. Kill
Robert C. Kill
Interim President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title / Capacity	Date

/s/ Robert C. Kill	Interim Chief Executive Officer,	July 23, 2013
Robert C. Kill	Acting Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ R. Patrick Maxwell*	Director	July 23, 2013
R. Patrick Maxwell

/s/ Thomas E. Jamison*	Director	July 23, 2013
Thomas E. Jamison

/s/ Lee A. Jones*	Director	July 23, 2013
Lee A. Jones

/s/ James P. Stauner*	Chairman of the Board of Directors	July 23, 2013
James P. Stauner

/s/ Sven A. Wehrwein*	Director	July 23, 2013
Sven A. Wehrwein

*Robert C. Kill, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.

UROPLASTY, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements
March 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Uroplasty, Inc.

We have audited the accompanying consolidated balance sheets of Uroplasty, Inc. (a Minnesota corporation) and subsidiaries (together the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uroplasty, Inc. and subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2013, based on criteria established in 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 23, 2013, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
July 23, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Uroplasty, Inc.

We have audited the internal control over financial reporting of Uroplasty, Inc. (a Minnesota corporation) and subsidiaries’ (together the “Company”) as of March 31, 2013, based on criteria established in 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The Company did not maintain effective controls adequate to address the risk of management override of internal controls.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2013, based on criteria established in 1992 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended March 31, 2013.  The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 financial statements, and this report does not affect our report dated July 23, 2013, which expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Minneapolis, Minnesota
July 23, 2013

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31,

	2013	2012
Assets

Current assets:
Cash and cash equivalents	$3,533,864	$4,653,226
Short-term investments	7,936,605	7,200,901
Accounts receivable, net	2,553,447	2,704,434
Inventories	718,933	698,742
Other	566,536	363,639
Total current assets	15,309,385	15,620,942

Property, plant, and equipment, net	1,033,085	1,171,979

Intangible assets, net	100,502	945,880

Long-term investments	3,451,711	4,429,140

Deferred tax assets	146,052	122,872

Total assets	$20,040,735	$22,290,813

See accompanying notes to Consolidated Financial Statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31,

	2013	2012
Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$618,916	$593,585
Current portion - deferred rent	35,000	35,000
Income tax payable	7,729	17,892
Accrued liabilities:
Compensation	1,550,846	1,576,147
Other	476,287	316,995

Total current liabilities	2,688,778	2,539,619

Deferred rent – less current portion	5,141	42,043
Accrued pension liability	660,580	474,396

Total liabilities	3,354,499	3,056,058

Commitments and contingencies

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 21,005,582 and 20,808,532 shares issued and outstanding at March 31, 2013 and 2012, respectively.	210,056	208,085
Additional paid-in capital	55,866,338	54,906,670
Accumulated deficit	(38,820,981)	(35,515,835)
Accumulated other comprehensive loss	(569,177)	(364,165)

Total shareholders’ equity	16,686,236	19,234,755

Total liabilities and shareholders’ equity	$20,040,735	$22,290,813

See accompanying notes to Consolidated Financial Statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended March 31,

	2013	2012	2011

Net sales	$22,417,980	$20,561,714	$13,787,032
Cost of goods sold	3,014,886	3,036,967	2,386,431

Gross profit	19,403,094	17,524,747	11,400,601

Operating expenses
General and administrative	4,187,819	3,732,623	3,442,952
Research and development	2,415,123	1,905,366	1,719,532
Selling and marketing	15,238,600	15,296,217	10,092,062
Amortization	862,833	856,995	843,602
	22,704,375	21,791,201	16,098,148

Operating loss	(3,301,281)	(4,266,454)	(4,697,547)

Other income (expense)
Interest income	46,039	60,072	72,426
Interest expense	(707)	(57)	(5,067)
Foreign currency exchange gain	1,573	3,780	10,722
	46,905	63,795	78,081

Loss before income taxes	(3,254,376)	(4,202,659)	(4,619,466)

Income tax expense	50,770	47,712	28,837

Net loss	$(3,305,146)	$(4,250,371)	$(4,648,303)

Basic and diluted net loss per share	$(0.16)	$(0.21)	$(0.25)

Weighted average common shares outstanding:
Basic and diluted	20,777,238	20,689,819	18,874,009

See accompanying notes to Consolidated Financial Statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
Years ended March 31,

	2013	2012	2011

Net loss	$(3,305,146)	$(4,250,371)	$(4,648,303)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(85,264)	(79,555)	57,636
Unrealized gain (loss) on available-for-sale investments	800	8,022	(9,159)
Pension adjustments	(120,548)	34,266	120,528
Total other comprehensive income (loss), net of tax	(205,012)	(37,267)	169,005
Comprehensive loss	$(3,510,158)	$(4,287,638)	$(4,479,298)

See accompanying notes to Consolidated Financial Statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended March 31, 2013, 2012 and 2011

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at March 31, 2010	14,946,540	$149,465	$36,178,126	$(26,617,161)	$(495,903)	$9,214,527

Proceeds from public offering, net of costs of $1,182,941	4,600,000	46,000	14,871,059	-	-	14,917,059

Share-based consulting and compensation expense	72,900	729	433,425	-	-	434,154

Proceeds from exercise of warrants, net of costs of $3,668	886,000	8,860	2,190,322	-	-	2,199,182

Proceeds from exercise of stock options, net of 1,608 shares returned for payment of related income taxes	158,892	1,589	341,436	-	-	343,025

Comprehensive income (loss)	-	-	-	(4,648,303)	169,005	(4,479,298)

Balance at March 31, 2011	20,664,332	206,643	54,014,368	(31,265,464)	(326,898)	22,628,649

Share-based consulting and compensation expense	50,200	502	684,417	-	-	684,919

Proceeds from exercise of stock options	94,000	940	207,885	-	-	208,825

Comprehensive loss	-	-	-	(4,250,371)	(37,267)	(4,287,638)

Balance at March 31, 2012	20,808,532	208,085	54,906,670	(35,515,835)	(364,165)	19,234,755

Share-based consulting and compensation expense	157,050	1,571	810,068	-	-	811,639

Proceeds from exercise of stock options	40,000	400	149,600	-	-	150,000

Comprehensive loss	-	-	-	(3,305,146)	(205,012)	(3,510,158)

Balance at March 31, 2013	21,005,582	$210,056	$55,866,338	$(38,820,981)	$(569,177)	$16,686,236

See accompanying notes to Consolidated Financial Statements.

UROPLASTY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended March 31,

	2013	2012	2011
Cash flows from operating activities:
Net loss	$(3,305,146)	$(4,250,371)	$(4,648,303)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,152,929	1,118,243	1,119,227
Loss on disposal of equipment	7,617	8,447	5,358
Amortization of premium on marketable securities	47,559	35,277	18,910
Share-based consulting expense	1,623	5,448	11,261
Share-based compensation expense	810,016	679,471	422,893
Deferred income taxes	(29,053)	(40,116)	26,192
Deferred rent	(36,902)	(35,228)	(35,228)
Changes in operating assets and liabilities:
Accounts receivable, net	108,495	(653,110)	(752,970)
Inventories	(25,370)	(29,719)	(328,754)
Other current assets	(205,778)	(17,510)	(85,529)
Accounts payable	30,925	(59,025)	170,326
Accrued liabilities	138,875	63,981	711,832
Accrued pension liability, net	79,598	45,843	(11,680)
Net cash used in operating activities	(1,224,612)	(3,128,369)	(3,376,465)

Cash flows from investing activities:
Proceeds from maturity of available-for-sale marketable securities	4,200,000	10,018,252	2,261,568
Proceeds from maturity of held-to-maturity marketable securities	6,920,000	3,740,000	5,000,000
Purchases of available-for-sale marketable securities	(8,425,034)	(3,046,270)	(12,318,915)
Purchases of held-to-maturity marketable securities	(2,500,000)	(8,840,000)	(5,000,000)
Purchases of property, plant and equipment	(189,929)	(267,944)	(229,131)
Proceeds from sale of property, plant and equipment	5,591	-	-
Payments for intangible assets	(17,455)	(77,738)	(35,643)
Net cash provided by (used in) investing activities	(6,827)	1,526,300	(10,322,121)

Cash flows from financing activities:
Net proceeds from public offering of common stock	-	-	14,917,059
Net proceeds from exercise of warrants and options	150,000	208,825	2,542,207
Net cash provided by financing activities	150,000	208,825	17,459,266

Effect of exchange rates on cash and cash equivalents	(37,923)	(17,103)	(8,376)

Net increase (decrease) in cash and cash equivalents	(1,119,362)	(1,410,347)	3,752,304

Cash and cash equivalents at beginning of year	4,653,226	6,063,573	2,311,269

Cash and cash equivalents at end of year	$3,533,864	$4,653,226	$6,063,573

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$707	$57	$17
Cash paid during the year for income tax	57,288	39,005	17,549

See accompanying notes to Consolidated Financial Statements.

UROPLASTY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012

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

Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, title and risk of ownership have passed, the sales price is fixed or determinable and collectability is reasonably assured.  Generally, these criteria are met at the time the product is shipped to the customer.  We include shipping and handling charges billed to customers in net sales, and include such costs incurred by us in cost of goods sold. Typically our agreements contain no customer acceptance provisions or clauses.  We sell our products to end users and to distributors.  Payment terms range from prepayment to 120 days.  The distributor payment terms are not contingent on the distributor selling the product to end users.  Customers do not have the right to return products except for warranty claims.  We offer customary product warranties.  During fiscal 2013, 2012 and 2011, none of our customers individually accounted for 10% or more of our consolidated net sales.  We present our sales in our statement of operations net of taxes, such as sales, use, value-added and certain excise taxes, collected from the customers and remitted to governmental authorities.

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

The following table provides the assets carried at fair value measured on a recurring basis at March 31:

Asset Class	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

2013
Short-term investments:
U.S. Government and Agency debt securities	$3,757,000	$-	$3,757,000	$-
Long-term investments:
U.S. Government and Agency debt securities	3,452,000	-	3,452,000	-

2012
Short-term investments:
U.S. Government and Agency debt securities	$1,001,000	$-	$1,001,000	$-
Long-term investments:
U.S. Government and Agency debt securities	2,029,000	-	2,029,000	-

U.S. Government and U.S. Government Agency debt securities.  Our debt securities consist of bonds, notes and treasury bills with risk ratings of AAA/Aaa and maturity dates within two years from date of purchase.  The estimated fair value of these securities is based on valuations provided by external investment managers.

Remeasurements to fair value on a nonrecurring basis relate primarily to our Property, plant and equipment and Intangible assets and occur when the derived fair value is below the carrying value on our Consolidated Balance Sheet.  As of March 31, 2013, 2012 and 2011 we had no remeasurements of such assets to fair value.

The carrying amounts reported in the Consolidated Balance Sheets for Short-term and Long-term investments include certificates of deposit of $4,180,000 and $8,600,000 at March 31, 2013 and 2012, respectively, for which, due to the negligible risk of changes in value resulting from changes in interest rates  of these investments, cost approximates fair market value.

The carrying amounts reported in the Consolidated Balance Sheets for Cash and cash equivalents, Accounts receivable, Inventories, Other current assets, Accounts payable and Accrued liabilities approximate fair market value.

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

We carry held-to-maturity marketable securities at their amortized cost and available-for-sale marketable securities at their fair value and report any unrealized appreciation or depreciation in the fair value of available-for-sale marketable securities in accumulated other comprehensive income (loss).  We monitor our investment portfolio for any decline in fair value that is other-than-temporary and record any such impairment as an impairment loss.  We recorded no impairment losses for other-than-temporary declines in the fair value of marketable securities in fiscal 2013, 2012, and 2011.

Cash and cash equivalents include highly liquid money market funds and debt securities with original maturities of three months or less of $2.2 million and $3.3 million at March 31, 2013 and 2012, respectively.  Money market funds present negligible risk of changes in value due to changes in interest rates, and their cost approximates their fair market value.  We maintain cash in bank accounts, which, at times, may exceed federally insured limits.  We have not experienced any losses in such accounts.  Cash and cash equivalents held in foreign bank accounts totaled $639,000 and $858,000 at March 31, 2013 and 2012, respectively.

The amortized cost and fair value of our marketable securities classified as available-for-sale at March 31 are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
2013
Short-term investments:
U.S. Government and Agency debt securities	$3,756,000	$1,000	$-	$3,757,000
Long-term investments:
U.S. Government and Agency debt securities	3,453,000	-	(1,000)	3,452,000

Total	$7,209,000	$1,000	$(1,000)	$7,209,000

2012
Short-term investments:
U.S. Government and Agency debt securities	$1,001,000	$-	$-	$1,001,000
Long-term investments:
U.S. Government and Agency debt securities	2,030,000	-	(1,000)	2,029,000

Total	$3,031,000	$-	$(1,000)	$3,030,000

All our available-for-sale marketable securities mature within two years from the date of purchase.

Short-term investments include held-to-maturity certificates of deposit of $4.2 million and $6.2 million at March 31, 2013 and 2012, respectively.  Long-term investments at March 31, 2012 include $2.4 million of held-to-maturity certificates of deposit that mature within two years from the date of purchase.  There were no long-term, held-to-maturity investments at March 31, 2013.  Due to the negligible risk of changes in value due to changes in interest rates of these investments, their cost approximates their fair market value.

Accounts Receivable.  We grant credit to our customers in the normal course of business and, generally, do not require collateral or any other security to support amounts due.  If necessary, we have an outside party assist us with performing credit and reference checks and establishing credit limits for the customer.  Accounts outstanding longer than the contractual payment terms, are considered past due.  We carry our accounts receivable at the original invoice amount less an estimated allowance for doubtful receivables based on a periodic review of all outstanding amounts, and less an estimated sales return allowance.  We determine the allowance for doubtful accounts based on the customer’s financial health, and both historical and expected credit loss experience. We write off our accounts receivable when we deem them uncollectible.  We record recoveries of accounts receivable previously written off when received.  We are not always able to timely anticipate changes in the financial condition of our customers and if circumstances related to these customers deteriorate, our estimates of the recoverability of accounts receivable could be materially affected and we may be required to record additional allowances.  Alternatively, if more allowances are provided than are ultimately required, we may reverse a portion of such provisions in future periods based on the actual collection experience.  We determine the sales return allowance based on historical experience.  Historically, the accounts receivable balances we have written off and the sales returns have generally been within our expectations.

Inventories.  We state inventories at the lower of cost or market using the first-in, first-out method.  We value at lower of cost or market the slow moving and obsolete inventories based upon current and expected future product sales and the expected impact of product transitions or modifications.  Historically, the inventory write-offs have generally been within our expectations.  Inventories consist of the following at March 31:

	2013	2012

Raw materials	$219,000	$219,000
Work-in-process	21,000	1,000
Finished goods	479,000	479,000

	$719,000	$699,000

Property, Plant, and Equipment.  We carry property, plant, and equipment, including leasehold improvements, at cost, less accumulated depreciation which consist of the following at March 31:

	2013	2012

Land	$157,000	$163,000
Building	716,000	745,000
Leasehold improvements	383,000	376,000
Internal use software	543,000	468,000
Equipment	1,374,000	1,315,000
	3,173,000	3,067,000

Less accumulated depreciation and amortization	(2,140,000)	(1,895,000)

	$1,033,000	$1,172,000

We provide for depreciation using the straight-line method over useful lives of three to seven years for equipment and 40 years for the building.  We charge maintenance and repairs to expense as incurred.  We capitalize renewals and improvements and amortize them over the shorter of their estimated useful service lives or the remaining lease term.

We recognized depreciation expense of approximately $290,000, $261,000 and $276,000 in fiscal 2013, 2012 and 2011, respectively.

We capitalized internal use software and web site development costs of $75,000, $109,000, and $54,000 in fiscal 2013, 2012, and 2011, respectively.  These costs are amortized over a three-year period.  The net book value of our capitalized software for internal use was $125,000 at March 31, 2013 and 2012.

Intangible Assets. Our intangible assets are comprised of patents which we amortize on a straight-line basis over their estimated useful lives of six years.

	Gross Carrying Amount	Accumulated Amortization	Net value

March 31, 2013	$5,603,000	$5,502,000	$101,000
March 31, 2012	5,586,000	4,640,000	946,000

At March 31, 2013, we estimate the following annual amortization for these assets in subsequent fiscal years:

2014	$27,000
2015	25,000
2016	23,000
2017	20,000
2018 and beyond	6,000

$101,000

Impairment of Long-Lived Assets.  Long-lived assets at March 31, 2013 consisted of property, plant and equipment and intangible assets.  We review our long-lived assets for impairment whenever events or business circumstances indicate that we may not recover the carrying amount of an asset.  We measure recoverability of assets held and used by a comparison of the carrying amount of an asset to future undiscounted net cash flows we expect to generate by the asset.  If we consider such assets impaired, we measure the impairment recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  We completed our impairment analysis and concluded there were no impairments in fiscal 2013, 2012, and 2011.

Product Warranty.  We warrant our products to be free from defects in material and workmanship under normal use and service for a period of twelve months after the date of sale.  Under the terms of these warranties, we repair or replace products we deem defective due to material or workmanship.  We recognized warranty expense of $11,000, $37,000 and $15,000 for the years ended March 31, 2013, 2012 and 2011, respectively.

Deferred Rent.  We entered into an 8-year operating lease agreement, effective May 2006, for our corporate facility in Minnesota.   As part of the agreement, the landlord provided an incentive of $280,000 for leasehold improvements.  We recorded this incentive as deferred rent and are amortizing it as a reduction in rent expense over the lease term.

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

We recognize exchange gains and losses primarily as a result of fluctuations in currency rates between the U.S. dollar (the functional reporting currency) and the Euro and British pound (currencies of our subsidiaries), as well as their effect on the dollar denominated intercompany obligations between us and our foreign subsidiaries.  All intercompany balances are revolving in nature and we do not deem any portion of them to be long-term.  We recognized foreign currency exchange gain of approximately $2,000, $4,000 and $11,000 for the years ended March 31, 2013, 2012 and 2011, respectively.

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

ASC 740, “Accounting for Income Taxes”, prescribes a recognition threshold and a measurement attribute for financial statement recognition of tax positions we take or expect to take in a tax return.  It is management’s responsibility to determine whether it is “more-likely-than-not” that a taxing authority will sustain a tax position upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  We have reviewed all income tax positions taken or that we expect to take for all open tax years and have determined that our income tax positions are appropriately stated and supported for all open years.  Accordingly, we have no reserve for uncertain tax positions in our consolidated financial statements.

Under our accounting policies we recognize interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  As of March 31, 2013 and 2012, we recorded no accrued interest or penalties related to uncertain tax positions.

We recorded income tax expense of $51,000, $48,000 and $29,000 for the years ended March 31, 2013, 2012 and 2011, respectively.  Income tax expense is attributed to our Netherlands subsidiary and to the payment of minimum State taxes in the U.S.  We cannot use our U.S. net operating loss carryforwards to offset taxable income in foreign jurisdictions.

The fiscal tax years 2009 through 2013 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions to which we are subject.  In addition, we are subject to examination by certain foreign taxing authorities for which the fiscal years 2007 through 2013 remain open for examination.

As of March 31, 2013, we have generated approximately $32 million in U.S. net operating loss carryforwards that we cannot use to offset taxable income in foreign jurisdictions.  We recognize a valuation allowance when we determine it is more likely than not that we will not realize a portion of the deferred tax asset.  We have established a valuation allowance for all U.S. deferred tax assets due to the uncertainty that we will generate enough income in those taxing jurisdictions to utilize the assets.

In addition, future utilization of NOL carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code.  This section generally relates to a 50 percent change in ownership of a company over a three-year period.  We believe that the issuance of our common stock in the December 2006 follow-on public offering resulted in an “ownership change” under Section 382.  Accordingly, our ability to use NOL attributes generated prior to December 2006 is limited to approximately $750,000 per year.  Additionally, we believe there was an ownership change in December 2012.  Accordingly, our ability to use NOL tax attributes generated after December 2006 and before December 2012 is limited to approximately $2,000,000 per year.

Basic and Diluted Net Loss per Share.  We calculate basic per common share amounts by dividing net loss by the weighted-average common shares outstanding, excluding outstanding shares contingently subject to forfeiture.  For calculating diluted per common share amounts, we add additional shares to the weighted-average common shares outstanding for the assumed exercise of stock options and vesting of restricted shares, if dilutive.  Because we had a net loss in fiscal 2013, 2012 and 2011, the following options outstanding and unvested restricted stock to purchase shares of our common stock were excluded from diluted net loss per common share because of their anti-dilutive effect, and therefore, basic net loss per common share equals dilutive net loss per common share:

	Number of options and unvested restricted stock	Range of exercise prices
Years ended:
March 31, 2013	545,000	$0.77 - $2.06
March 31, 2012	909,000	$0.77 - $3.00
March 31, 2011	2,121,000	$0.71 - $6.61

Advertising Expenses.  Advertising costs are expensed as incurred.  We expensed $519,000, $571,000 and $181,000 in fiscal 2013, 2012 and 2011, respectively.

Recent Accounting Pronouncements.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The guidance is effective for annual and interim periods beginning after December 15, 2012. The adoption of ASU 2013-02 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

2.	Notes Payable

We had no outstanding notes payable at March 31, 2013 or March 31, 2012.

Uroplasty BV, our subsidiary in the Netherlands, has an ongoing agreement with Rabobank of The Netherlands for a €150,000 (approximately $192,000) credit line secured by our facility in Geleen, The Netherlands.  The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.0% base rate on March 31, 2013), subject to a minimum interest rate of 3.5% per annum.  At March 31, 2013 and 2012, we had no borrowings outstanding on this credit line.

3.	Shareholders’ Equity

Share-based Compensation.  At March 31, 2013, we had one active plan (2006 Amended Stock and Incentive Plan) for share-based compensation grants.  Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately.  Under this shareholder-approved plan, we reserved 2,700,000 shares of our common stock for share-based grants, and 1,011,000 shares remain available for grant at March 31, 2013.  We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  We have options outstanding to purchase 1,116,000 shares of common stock granted under this plan.  Options granted under this plan generally expire over a period ranging from five to seven years from date of grant and vest at varying rates ranging up to three years.

We have fully vested options outstanding to purchase 900,000 shares of common stock, not granted under the 2006 plan, which expire up to ten years from date of grant.

We grant options at the discretion of our directors.  The options granted under the plan generally provide for the exercise of options during a limited period following termination of employment, death or disability.

We recognize share-based compensation expense in the statement of operations based on the fair value of the share-based payment over the requisite service period.  We incurred a total of approximately $812,000, $685,000 and $434,000 in share-based compensation expense (inclusive of $2,000, $5,000 and $11,000, respectively, for grants to consultants) in fiscal 2013, 2012 and 2011, respectively.

We determine the fair value of the option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the years ended March 31:

	2013	2012	2011
Expected life, in years	6.00	5.32	5.25
Risk-free interest rate	1.15%	1.57%	1.76%
Expected volatility	89.03%	90.08%	91.13%
Expected dividend yield	0%	0%	0%

The expected life selected for options granted represents the period of time we expect options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant.  Expected volatility is based upon historical volatility of our stock.  We estimate the forfeiture rate for stock awards to range from 0% to 13.0% in fiscal 2013 based on our historical experience.  The expected life of the options is based on the historical life of previously granted options which are generally held to maturity.

The following table summarizes the activity related to our stock options in fiscal 2011, 2012 and 2013:

	Number of shares	Weighted average exercise price	Weighted average grant date fair value	Aggregate intrinsic value	Weighted average remaining life in years

Balance at March 31, 2010	2,038,000
Options granted	229,000		$3.49
Options exercised	(161,000)			$502,000
Options surrendered	(40,000)

Balance at March 31, 2011	2,066,000	$3.39
Options granted	140,000	6.66	4.70
Options exercised	(94,000)	2.22		430,000
Options surrendered	(29,000)	5.36

Balance at March 31, 2012	2,083,000	3.64		968,000	2.96
Options granted	188,000	3.09	2.26
Options exercised	(40,000)	3.75		18,000
Options surrendered	(215,000)	4.36

Balance at March 31, 2013	2,016,000	$3.51		$598,000	2.64

Options exercisable at March 31, 2013	1,723,000	$3.38		$598,000	2.07

The total fair value of stock options vested during fiscal 2013, 2012 and 2011 was $490,000, $398,000 and $221,000 respectively.

We received net proceeds of $150,000 in fiscal 2013, $209,000 in fiscal 2012 and $343,000 in fiscal 2011 from the exercise of stock options.

We grant restricted shares at the discretion of our directors with vesting terms ranging from six months to four years.  The following table summarizes the activity related to our restricted stock in fiscal 2011, 2012 and 2013:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value

Balance at March 31, 2010	-
Shares granted	73,000	$4.76
Shares vested	(18,000)			$75,000

Balance at March 31, 2011	55,000	4.96
Shares granted	50,000	6.80
Shares vested	(35,000)	4.91		170,000

Balance at March 31, 2012	70,000	6.30	0.95	443,000
Shares granted	167,000	3.61
Shares vested	(47,000)	4.76		225,000
Shares surrendered	(10,000)	3.21

Balance at March 31, 2013	180,000	$4.39	1.50	$790,000

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our Company’s common stock on the grant date.

At March 31, 2013, we had approximately $1,174,000 of unrecognized share-based compensation cost, net of estimated forfeitures, related to stock options and restricted shares that we expect to recognize over a weighted-average requisite service period of approximately two years.

Warrants.  The following table summarizes the activity during fiscal 2011 related to warrants to purchase our common shares.  There was no warrant activity in fiscal 2012 and 2013.

	Number of shares	Weighted average exercise price

Outstanding at March 31, 2010	2,067,000
Warrants expired in fiscal 2011	(1,181,000)
Warrants exercised in fiscal 2011	(886,000)	$2.49

Outstanding at March 31, 2011, 2012 and 2013	-

We received net proceeds of $2.2 million in fiscal 2011 from the exercise of warrants.

Subsequent Event.  On July 23, 2013, and in connection with the commencement of his employment, our new Chief Executive Officer will receive options to purchase 700,000 shares vesting in three equal annual increments, and a stock grant of 300,000 shares.  After giving effect to forfeitures since March 31, 2013 and these new grants, we expect to have approximately 295,000 shares remaining available for grant of future awards under our 2006 Amended Stock and Incentive Plan at July 23, 2013.

4.	Commitments and Contingencies

Royalties.   We received an absolute assignment of a patent relating to the Macroplastique Implantation System, in return for a royalty of 10 British Pounds for each unit sold during the life of the patent.  Under the terms of an agreement with some former officers and directors of our company, we pay royalties equal to five percent of the net sales of certain Macroplastique products, subject to a specified monthly minimum of $4,500.  The royalties payable under this agreement will continue until certain patents referenced in the agreement expire in 2015.  We recognized an aggregate of $353,000, $383,000 and $266,000 of royalty expense under these agreements in fiscal 2013, 2012 and 2011, respectively.

Purchase Requirements.  In our normal course of business we have commitments, generally for periods of less than one year, to purchase from various vendors finished goods and manufacturing components under issued purchase orders.  As of March 31, 2013 payments of our contractual obligations for purchase commitments within the next twelve months are $281,000.

Operating Lease Commitments.  We lease office, warehouse, and production space under operating lease agreements, which include escalating lease payments, and lease various automobiles for our European employees.  These leases expire at various times through August 2016.  At March 31, 2013, the approximate future minimum lease payments in subsequent fiscal years under noncancelable operating leases with an initial term in excess of one year are as follows:

2014	$233,000
2015	83,000
2016	41,000
2017	3,000
$360,000

Total operating lease expenses were $252,000, $271,000 and $249,000 in fiscal 2013, 2012 and 2011, respectively.

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

We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees.  We may also make discretionary contributions ratably to all eligible employees.  We made discretionary contributions to the U.S. plan of $228,000, $218,000 and $52,000 for fiscal 2013, 2012 and 2011, respectively.

Our international subsidiaries in the U.K. and The Netherlands have defined benefit retirement plans for eligible employees.  These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans.  We froze the U.K. subsidiary’s defined benefit plan on December 31, 2004.  On March 10, 2005, we established a defined contribution plan for the U.K. subsidiary.  As of April 1, 2005, we closed The Netherlands subsidiary’s defined benefit retirement plan for new employees and established a defined contribution plan for them.  The total contribution expense associated with the defined contribution plans in The Netherlands and the U.K. was $16,000, $12,000 and $6,000 for fiscal 2013, 2012 and 2011, respectively.

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

At March 31, 2013, we project the following benefit payments in subsequent fiscal years:

2014	$-
2015	4,000
2016	23,000
2017	23,000
2018	23,000
2019 to 2023	159,000
$232,000

We contributed $122,000 in fiscal 2013, $154,000 in fiscal 2012, $135,000 in fiscal 2011, and expect to contribute approximately $110,000 in fiscal 2014.

The following table summarizes the change in benefit obligations and the change in plan assets for the years ended March 31:

	2013	2012
Changes in benefit obligations:
Projected benefit obligation, beginning of year	$1,572,000	$1,427,000
Service cost	74,000	73,000
Interest cost	88,000	86,000
Actuarial result	956,000	70,000
Foreign currency translation	(66,000)	(84,000)

Projected benefit obligation, end of year	$2,624,000	$1,572,000
Changes in plan assets:
Plan assets, beginning of year	$1,217,000	$1,041,000
Contributions to plan	122,000	154,000
Management cost	(11,000)	(14,000)
Actual return on assets	716,000	100,000
Foreign currency translation	(51,000)	(64,000)

Plan assets, end of year	$1,993,000	$1,217,000

The amount recognized in other comprehensive loss at March 31 consists of:

	2013	2012

Unrecognized net prior service benefit	$(313,000)	$(357,000)
Unrecognized net losses	612,000	411,000

Additional other comprehensive loss (gross of deferred taxes)	$299,000	$54,000

The projected benefit obligation, accumulated benefit obligations and the fair value plan assets at March 31 were as follows:

	2013	2012

Projected benefit obligation	$2,624,000	$1,572,000
Accumulated benefit obligation	2,083,000	1,253,000
Fair value of plan assets	1,993,000	1,217,000

We have recorded the excess of the projected benefit obligation over the fair value of the plan assets on March 31, 2013 and 2012, of $631,000 and $355,000, respectively, as accrued pension liability.

The cost of our defined benefit retirement plan includes the following components for the years ended March 31:

	2013	2012	2011

Gross service cost, net of employee contribution	$60,000	$58,000	$80,000
Interest cost	88,000	86,000	81,000
Management cost	11,000	14,000	12,000
Expected return on assets	2,000	9,000	(24,000)
Amortization	(11,000)	(6,000)	5,000

Net periodic retirement cost	$150,000	$161,000	$154,000

Major assumptions used in the above calculations include:

	2013	2012

Discount rate	3.90%	5.80%
Expected return on assets	3.90%	5.80%
Expected rate of increase in future compensation:
General	2.5%	2.5%
Individual	0-3%	0-3%

The discount rate used is based upon the yields available on high quality corporate bonds with a term that matches the liabilities.  The impact of the decrease in discount rate used for March 31, 2013 over 2012 was an increase in the projected benefit obligation and actual return on assets. The market value of the assets is determined as the discounted stream of guaranteed benefit payments. Given the valuation method of the assets, the expected long-term rate of return on assets equals the discount rate.

The U.K. defined benefit plan

As of March 31, 2013 and 2012, we held all the assets of the U.K. defined benefit pension plan in a Deposit Administration Contract with Phoenix Life Limited.

At March 31, 2013 we project the following benefit payments in subsequent fiscal years:

2014	$-
2015	-
2016	-
2017	86,000
2018	-
2019 to 2023	136,000
$222,000

We contributed $34,000 in fiscal 2013, $35,000 in fiscal 2012, $36,000 in fiscal 2011, and expect to contribute approximately $41,000 in fiscal 2014.

The following table summarizes the change in benefit obligations and the change in plan assets for the years ended March 31:

	2013	2012
Changes in benefit obligations:
Projected benefit obligation, beginning of year	$733,000	$652,000
Service cost	5,000	5,000
Interest cost	35,000	36,000
Other	(5,000)	(5,000)
Actuarial result	(69,000)	47,000
Foreign currency translation	(34,000)	(2,000)

Projected benefit obligation, end of year	$665,000	$733,000

Changes in plan assets:
Plan assets, beginning of year	$614,000	$562,000
Contributions to plan	34,000	35,000
Management cost	(5,000)	(5,000)
Actual return on assets	24,000	23,000
Foreign currency translation	(31,000)	(1,000)

Plan assets, end of year	$636,000	$614,000

The amount recognized in other comprehensive loss as of March 31 consists of:

	2013	2012

Unrecognized net losses (gross of deferred taxes)	$130,000	$225,000

The projected benefit obligation, accumulated benefit obligation and the fair value plan assets at March 31 were as follows:

	2013	2012

Projected benefit obligation	$665,000	$733,000
Accumulated benefit obligation	665,000	733,000
Fair value of plan assets	636,000	614,000

We have recorded the excess of the projected benefit obligation over the fair value of the plan assets of $29,000 and $119,000, as of March 31, 2013 and March 31, 2012, respectively, as accrued pension liability.

The cost of our defined benefit retirement plan includes the following components for the years ended March 31:

	2013	2012	2011

Gross service cost, net of employee contribution	$5,000	$5,000	$3,000
Interest cost	35,000	36,000	33,000
Expected return on assets	(21,000)	(29,000)	(26,000)
Amortization	15,000	12,000	12,000

Net periodic retirement cost	$34,000	$24,000	$22,000

Major assumptions used in the above calculations include:

	2013	2012

Discount rate	4.80%	4.90%
Expected return on assets	3.10%	3.40%

The discount rate used is based upon the yields available on high quality corporate bonds with a term that matches the liabilities.  The expected return on assets assumption on the investment portfolio for the defined benefit plan is based on the long-term expected returns for the assets currently in the portfolio. Management uses historic return trends of the asset portfolio combined with recent market conditions to estimate the future rate of return.

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

The allocation of pension plan assets as of March 31 was as follows:

	2013		2012
	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation

Other Contract (Netherlands Plan)	100%	100%	100%	100%
Deposit Administration Contract (U.K. Plan)	100%	100%	100%	100%

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

The fair value of the pension plan assets at March 31 by asset class is as follows:

Asset Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

2013
Other Contract (Netherlands Plan)	$1,993,000	$(3,000)	$-	$1,996,000
Deposit Administration Contract (U.K. Plan)	636,000	-	636,000	-

2012
Other Contract (Netherlands Plan)	$1,217,000	$-	$-	$1,217,000
Deposit Administration Contract (U.K. Plan)	614,000	-	614,000	-

The reconciliation of beginning and ending balances for our Level 3 assets is as follows:

Other Contract (Netherlands Pension Plan Assets)

Beginning balance as at April 1, 2012	$1,217,000
Loss recognized in earnings	(13,000)
Unrealized actuarial gain recognized in other comprehensive loss	721,000
Purchases	122,000
Unrealized foreign currency translation loss recognized in other comprehensive loss	(51,000)

Ending balance as at March 31, 2013	$1,996,000

The unrealized actuarial gain of $721,000, recognized in other comprehensive loss, is equally offset by an unrealized actuarial loss, recognized in other comprehensive income, in the Vested Benefit Obligation.

6.	Income Taxes

The components of income tax expense for the years ended March 31 consist of the following:

	2013	2012	2011
Income tax provision:
Current:
U.S. and State	$15,000	$16,000	$3,000
Foreign	31,000	35,000	33,000
Deferred:
Foreign	5,000	(3,000)	(7,000)

Total income tax expense	$51,000	$48,000	$29,000

Actual income tax expense differs from statutory federal income tax benefit for the years ended March 31 as follows:

	2013	2012	2011

Statutory federal income tax benefit	$(1,111,000)	$(1,429,000)	$(1,571,000)
State tax benefit, net of federal taxes	(82,000)	(91,000)	(113,000)
Foreign tax	(27,000)	(35,000)	(25,000)
Nondeductible expenses	111,000	75,000	50,000
Stock compensation tax shortfall	(155,000)	-	-
Subpart F Income	33,000	35,000	43,000
Undistributed foreign earnings	-	9,000	137,000
Foreign tax credits	-	-	(33,000)
Valuation allowance increase	1,035,000	1,210,000	583,000
Expiration and adjustments of NOL’s	-	-	757,000
Other	247,000	274,000	201,000

Total income tax expense	$51,000	$48,000	$29,000

Deferred taxes at March 31 consist of the following:

	2013	2012
Deferred tax assets (liabilities):
Depreciation	$88,000	$(52,000)
Amortization	121,000	(175,000)
Pension liability	140,000	105,000
Stock based compensation	981,000	1,018,000
Other reserves and accruals	169,000	189,000
Undistributed foreign earnings	(288,000)	(302,000)
Foreign tax credits	68,000	68,000
Net operating losses	11,050,000	10,420,000

	$12,329,000	$11,271,000

Less valuation allowance	(12,183,000)	(11,148,000)

	$146,000	$123,000

At March 31, 2013, we had U.S. net operating loss (NOL) carryforwards of approximately $32 million for U.S. income tax purposes, which expire in 2018 through 2032, and NOLs in the U.K. of approximately $29,000, which we can carry forward indefinitely.  U.S. NOL carryforwards cannot be used to offset taxable income in foreign jurisdictions.  In addition, future utilization of NOL carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code. This section generally relates to a 50 percent change in ownership of a company over a three-year period.  We believe that the issuance of our common stock in the December 2006 follow-on public offering resulted in an "ownership change" under Section 382.  Accordingly, our ability to use NOL tax attributes generated prior to December 2006 is limited to approximately $750,000 per year.  Additionally, we believe there was an ownership change in December 2012.  Accordingly, our ability to use NOL tax attributes generated after December 2006 and before December 2012 is limited to approximately $2,000,000 per year.

Certain stock option exercises resulted in tax deductions in excess of previously recorded tax benefits.  The Company’s NOL carry forwards of $32 million referenced above include approximately $1.4 million of income tax deductions in excess of previously recorded tax benefits.  Although these additional tax deductions are reflected in NOL carry forwards referenced above, the related tax benefit will not be recognized until the deductions reduce taxes payable.  Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2013, these tax benefits are not reflected in the Company’s deferred tax assets presented above.  The tax benefit of these excess deductions will be reflected as a credit to additional paid-in-capital when and if recognized.

We provide for a valuation allowance when it is more likely than not that we will not realize a portion of the deferred tax assets.  We have established a valuation allowance for U.S. and certain foreign deferred tax assets due to the uncertainty that enough taxable income will be generated in those taxing jurisdictions to utilize the assets.  Therefore, we have not reflected any benefit of such deferred tax assets in the accompanying financial statements.  The deferred tax asset increased by $1,058,000 and $1,246,000, respectively, in fiscal 2013 and 2012.  The related valuation allowance increased by $1,035,000 and $1,210,000, respectively, in fiscal 2013 and 2012.  Certain amounts reported in the Company’s 2012 financial statements have been reclassified to conform to the 2013 financial statement presentation.

We reviewed all income tax positions taken or that we expect to be taken for all open years and determined that our income tax positions are appropriately stated and supported for all open years.  Under our accounting policies, we recognize interest and penalties on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense.  As of March 31, 2013 and 2012, we recorded no accrued interest or penalties related to uncertain tax positions.

We have provided for U.S. deferred income taxes as of March 31, 2013 and 2012 for the undistributed earnings from our non-U.S. subsidiaries.

The fiscal tax years 2009 through 2013 remain open to examination by the Internal Revenue Service and various state taxing jurisdictions to which we are subject.  In addition, we are subject to examination by certain foreign taxing authorities for which the fiscal years 2007 through 2013 remain open for examination.

7.	Business Segment Information

ASC 280, “Segment Reporting,” establishes disclosure standards for segments of a company based on management’s approach to defining operating segments.  Reportable segments are defined primarily by the nature of products and services, the nature of the production processes, and the type of customers for our products and services.  In accordance with the objective and basic principles of the standard we aggregate our operating segments into one reportable segment: voiding dysfunctions.

Information regarding geographic area sales to customers for the years ended March 31 is as follows:

	United States	United Kingdom	All Other Foreign Countries (1)	Consolidated

2013	$16,401,000	$2,189,000	$3,828,000	$22,418,000

2012	13,854,000	1,929,000	4,779,000	20,562,000

2011	7,908,000	1,481,000	4,398,000	13,787,000

(1)	No country accounts for 10% or more of the consolidated sales

Information regarding geographic area long-lived assets at March 31 is as follows:

	United States	United Kingdom	The Netherlands	Consolidated

2013	$434,000	$5,000	$594,000	$1,033,000

2012	509,000	17,000	646,000	1,172,000

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

The following table presents selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended March 31, 2013.  In our opinion, this unaudited information is prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.  The summation of quarterly data may not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

	2013
	Q1	Q2	Q3	Q4	Annual
Net Sales	$5,577,000	$5,710,000	$5,590,000	$5,541,000	$22,418,000
Gross Profit	4,822,000	4,935,000	4,856,000	4,790,000	19,403,000
Net Loss	(1,019,000)	(640,000)	(677,000)	(969,000)	(3,305,000)
Basic and Diluted Net Loss per Share	$(0.05)	$(0.03)	$(0.03)	$(0.05)	$(0.16)

	2012
	Q1	Q2	Q3	Q4	Annual
Net Sales	$4,653,000	$4,968,000	$5,344,000	$5,597,000	$20,562,000
Gross Profit	3,944,000	4,208,000	4,568,000	4,805,000	17,525,000
Net Loss	(1,331,000)	(1,278,000)	(1,068,000)	(573,000)	(4,250,000)
Basic and Diluted Net Loss per Share	$(0.06)	$(0.06)	$(0.05)	$(0.03)	$(0.21)