Form 10-K/A
period 2013-03-31
UROPLASTY INC
filed 2013-07-23
CIK 890846

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

Documents Incorporated By Reference: Portions of our Proxy Statement for our 2013 Annual Meeting of Shareholders (the “Proxy Statement”), are incorporated by reference in Part III.

Explanatory Note:  This Form 10-K/A is filed to solely to include the correct version of Exhibit 99.1.  The the Annual Report on Form 10-K as originally filed included the earnings release dated  May 30, 2013 rather than the press release dated June 23, 2013 relating to the filing of the 10-K, and the appointment of Robert C. Kill as our Chief Executive Officer..

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements:

2. Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

	Balance at beginning of fiscal year	Additions charged to expenses	Written off, less recoveries	Effects of foreign currency fluctuations	Balance at end of fiscal year
Allowance for doubtful accounts
Fiscal year ended March 31, 2013	$31,000	$17,000	$(27,000)	$-	$21,000
Fiscal year ended March 31, 2012	11,000	30,000	(9,000)	(1,000)	31,000
Fiscal year ended March 31, 2011	11,000	5,000	(5,000)	-	11,000

	Balance at beginning of fiscal year	Additions charged against revenues	Returns written off	Effects of foreign currency fluctuations	Balance at end of fiscal year
Allowance for sales returns
Fiscal year ended March 31, 2013	$62,000	$26,000	$(35,000)	$-	$53,000
Fiscal year ended March 31, 2012	59,000	82,000	(79,000)	-	62,000
Fiscal year ended March 31, 2011	61,000	29,000	(31,000)	-	59,000

3. Exhibits

(a) Exhibits incorporated by reference.

Number	Description

3.1	Amended & Restated By Laws of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed November 20, 2009)
3.2	Restated Articles of Incorporation of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed October 18, 2007 (File No. 333-146787))
10.1	Settlement Agreement and Release dated November 30, 1993 by and between Bioplasty, Inc., Bio-Manufacturing, Inc., Uroplasty, Inc., Arthur A. Beisang, Arthur A. Beisang III, MD and Robert A. Ersek, MD (Incorporated by reference to Exhibit 6.1 to Registrant’s Registration Statement on Form 10SB filed July 10, 1996)
10.2*	Employment Agreement between Uroplasty, Inc. and Susan Holman dated December 7, 1999. (Incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-KSB for the year ended March 31, 2000 filed June 26, 2000)
10.3*	Employment Agreement between Uroplasty, Inc. and Larry Heinemann dated December 7, 1999. (Incorporated by reference to Exhibit 10.14 to Registrant’s Form 10-KSB for the year ended March 31, 2000, filed June 26, 2000)
10.4	Agreement, dated October 14, 1998, by and between Uroplasty, Inc. and Samir M. Henalla (pertaining to Macroplastique Implantation System). (Incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-KSB/A for the year ended March 31, 2001, filed March 27, 2002)
10.5*	2002 Employee Stock Option Plan (Incorporated by reference to the copy filed as Appendix B to the Proxy Statement filed with the SEC on August 1, 2002)
10.6*	Employment Agreement between Uroplasty, Inc. and Mr. Marc Herregraven dated November 15, 2002. (Incorporated by reference to Exhibit 10.15 to Registrant’s Form 10-KSB for the year ended March 31, 2003, filed May 20, 2003)
10.7*	Employment Agreement between Uroplasty, Inc. and Mahedi A. Jiwani dated November 14, 2005 (Incorporated by reference to Exhibit 10.24 to Registrant’s Form 10-QSB filed November 14, 2005)
10.8*	Employment Agreement between Uroplasty, Inc. and David B. Kaysen dated May 17, 2006 (Incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-KSB filed June 29, 2006)
10.9*	2006 Amended Stock and Incentive Plan (Incorporated by reference to the copy attached as Appendix A to the Company’s Definitive Proxy Statement filed on July 25, 2008)
10.10*	Amendment to the Employment Agreement between Uroplasty, Inc. and Mr. David B. Kaysen. (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated April 26, 2011)
10.11	Lease Agreement between Uroplasty, Inc. and Liberty Property Limited Partnership dated January 20, 2006 (Incorporated by reference to Exhibit 10.25 to Registrant’s Form 8-K filed January 24, 2006)
10.12	Form of Purchase Agreement, dated as of March 15, 2007, by and between Uroplasty, Inc. and CystoMedix, Inc. (Incorporated by reference to Exhibit 10.36 to Registrant’s Form 8-K filed March 20, 2007
10.13*	Employment Agreement between Uroplasty, Inc. and Nancy Kolb dated May 22, 2012 (Incorporated by reference to Exhibit 10.13 to Registrant’s Form 10-K filed May 24, 2012)
10.14*#	Employment Agreement between Uroplasty, Inc. and Darin Hammers dated February 11, 2013
10.15*#	Employment Agreement between Uroplasty, Inc. and Robert C. Kill dated July 22, 2013
10.16*#	Amended and Restated Separation Agreement July 22, 2013, between Uroplasty, Inc. and David B. Kaysen
10.17*#	Separation Agreement dated July 19, 2013 between Uroplasty and Mahedi Jiwani

14.1	Revised Code of Ethics titled Code of Business Conduct and Ethics for Directors, Officers and Employees (Incorporated by reference to Exhibit 14.1 to Registrant’s Form 8-K filed April 12, 2007)
21.0#	List of Subsidiaries
24.1#	Power of Attorney
23.1#	Consent of Independent Registered Public Accounting Firm – Grant Thornton LLP
31#	Certification by the CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32#	Certification by the CEO and CFO pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101#	Financial statements from the Annual Report on Form 10-K for the year ended March 31, 2013, formatted in Extensible Business Reporting Language: (i) Financial Statement Schedules, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Operations, (iv) the Consolidated Statements of Shareholders’ Equity and Comprehensive Loss, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements

#  Filed with the first filing of this Form 10-K
*  Management contract, compensation plan or arrangement

(c) Exhibits filed herewith.

Number	Description

99.1	Press Release dated July 23, 2013.

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

Name	Title / Capacity	Date

/s/ Robert C. Kill	Chief Executive Officer, Acting Chief	July 23, 2013
Robert C. Kill	Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ R. Patrick Maxwell*	Director	July 23, 2013
R. Patrick Maxwell

/s/ Thomas E. Jamison*	Director	July 23, 2013
Thomas E. Jamison

/s/ Lee A. Jones*	Director	July 23, 2013
Lee A. Jones

/s/ James P. Stauner*	Chairman of the Board of Directors	July 23, 2013
James P. Stauner

/s/ Sven A. Wehrwein*	Director	July 23, 2013
Sven A. Wehrwein

*Robert C. Kill, by signing his name hereto, does hereby sign this document on behalf of each of the above named directors of the registrant pursuant to powers of attorney duly executed by such persons.