Form 10-Q
period 2013-06-30
UROPLASTY INC
filed 2013-08-01
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2013
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

As of July 31, 2013 the registrant had 21,318,008 shares of common stock outstanding.

INDEX

UROPLASTY INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	March 31, 2013

Assets

Current assets:
Cash and cash equivalents	$4,494,373	$3,533,864
Short-term investments	9,165,462	7,936,605
Accounts receivable, net	2,501,211	2,553,447
Inventories	680,212	718,933
Other	544,017	566,536
Total current assets	17,385,275	15,309,385

Property, plant, and equipment, net	1,151,218	1,033,085

Intangible assets, net	93,855	100,502

Long-term investments	399,672	3,451,711

Deferred tax assets	145,930	146,052

Total assets	$19,175,950	$20,040,735

See accompanying notes to the Condensed Consolidated Financial Statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	March 31, 2013

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$883,827	$618,916
Current portion – deferred rent	30,878	35,000
Income tax payable	162	7,729
Accrued liabilities:
Compensation	1,572,028	1,550,846
Other	868,938	476,287
Total current liabilities	3,355,833	2,688,778

Deferred rent	-	5,141

Accrued pension liability	709,993	660,580

Total liabilities	4,065,826	3,354,499

Commitments and Contingencies

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 20,934,245 and 21,005,582 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	209,342	210,056
Additional paid-in capital	55,883,096	55,866,338
Accumulated deficit	(40,430,273)	(38,820,981)
Accumulated other comprehensive net loss	(552,041)	(569,177)

Total shareholders’ equity	15,110,124	16,686,236

Total liabilities and shareholders’ equity	$19,175,950	$20,040,735

See accompanying notes to the Condensed Consolidated Financial Statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30
	2013	2012

Net sales	$5,840,841	$5,577,123
Cost of goods sold	748,047	755,587

Gross profit	5,092,794	4,821,536

Operating expenses
General and administrative	1,580,763	1,091,846
Research and development	479,660	563,041
Selling and marketing	4,627,409	3,964,835
Amortization	6,648	215,609
	6,694,480	5,835,331

Operating loss	(1,601,686)	(1,013,795)

Other income (expense)
Interest income	9,264	12,578
Foreign currency exchange loss	(2,695)	(9,671)
	6,569	2,907

Loss before income taxes	(1,595,117)	(1,010,888)

Income tax expense	14,175	8,467

Net loss	$(1,609,292)	$(1,019,355)

Basic and diluted net loss per common share	$(0.08)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	20,784,900	20,743,282

See accompanying notes to the Condensed Consolidated Financial Statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30
	2013	2012

Net loss	$(1,609,292)	$(1,019,355)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	20,609	(81,099)
Unrealized gain (loss) on available-for-sale investments	160	(790)
Pension adjustments	(3,633)	6,651
Total other comprehensive income (loss), net of tax	17,136	(75,238)
Comprehensive net loss	$(1,592,156)	$(1,094,593)

See accompanying notes to the Condensed Consolidated Financial Statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended June 30, 2013
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2013	21,005,582	$210,056	$55,866,338	$(38,820,981)	$(569,177)	$16,686,236

Share-based consulting and compensation	(71,337)	(714)	16,758	-	-	16,044

Comprehensive net loss	-	-	-	(1,609,292)	17,136	(1,592,156)

Balance at June 30, 2013	20,934,245	$209,342	$55,883,096	$(40,430,273)	$(552,041)	$15,110,124

See accompanying notes to the Condensed Consolidated Financial Statements.

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30
	2013	2012
Cash flows from operating activities:
Net loss	$(1,609,292)	$(1,019,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,013	288,548
(Gain) loss on disposal of equipment	(5,881)	599
Amortization of premium on marketable securities	3,342	8,091
Share-based consulting expense	-	1,623
Share-based compensation expense	16,044	162,435
Deferred income tax expense (benefit)	2,178	(1,117)
Deferred rent credit	(9,263)	(9,111)
Changes in operating assets and liabilities:
Accounts receivable, net	60,458	24,329
Inventories	39,773	(122,672)
Other current assets	23,110	(107,267)
Accounts payable	264,500	137,599
Accrued compensation	19,415	(202,540)
Accrued liabilities, other	383,436	96,108
Accrued pension liability, net	40,073	41,029
Net cash used in operating activities	(685,094)	(701,701)

Cash flows from investing activities:
Proceeds from maturity of available-for-sale investments	1,000,000	-
Proceeds from maturity of held-to-maturity investments	820,000	3,320,000
Purchases of available-for-sale investments	-	(3,218,286)
Purchases of property, plant and equipment	(189,789)	(73,902)
Proceeds from sale of property, plant and equipment	6,080	-
Purchase of intangible assets	-	(4,440)
Net cash provided by investing activities	1,636,291	23,372

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Effect of exchange rate changes on cash and cash equivalents	9,312	(18,642)

Net increase (decrease) in cash and cash equivalents	960,509	(696,971)

Cash and cash equivalents at beginning of period	3,533,864	4,653,226

Cash and cash equivalents at end of period	$4,494,373	$3,956,255

Cash paid during the period for income taxes	$17,770	$18,592

See accompanying notes to the Condensed Consolidated Financial Statements.

UROPLASTY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

We have prepared our Condensed Consolidated Financial Statements included in this Form 10-Q, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information not misleading.  The consolidated results of operations for any interim period are not necessarily indicative of results for a full year.  These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2013.

The Condensed Consolidated Financial Statements presented herein as of June 30, 2013 and for the three-month periods ended June 30, 2013 and 2012 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2013.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the three months ended June 30, 2013 and we have made no changes to these policies during fiscal 2014.

2. Newly Adopted Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.  The guidance is effective for annual and interim periods beginning after December 15, 2012.  The Company adopted ASU 2013-02 effective April 1, 2013 and its adoption did not have a material impact on the Company’s financial position, results of operations or liquidity.

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

The following table provides the assets carried at fair value measured on a recurring basis.

Asset Class	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2013
Short-term investments:
U.S. Government and Agency debt securities	$5,805,000	$-	$5,805,000	$-

Long-term investments:
U.S. Government and Agency debt securities	400,000	-	400,000	-

March 31, 2013
Short-term investments:
U.S. Government and Agency debt securities	$3,757,000	$-	$3,757,000	$-

Long-term investments:
U.S. Government and Agency debt securities	3,452,000	-	3,452,000	-

Our U.S. Government and U.S. Government Agency debt securities consist of bonds, notes and treasury bills with risk ratings of AAA/Aaa.  The estimated fair value of these securities represents valuations provided by external investment managers.

Remeasurements to fair value on a nonrecurring basis relate primarily to our Property, plant and equipment and Intangible assets and occur when the derived fair value is below the carrying value on our Condensed Consolidated Balance Sheet.  As of June 30, 2013 and March 31, 2013 we had no remeasurements of such assets to fair value.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for Short-term and Long-term investments include certificates of deposit of $3,400,000 for which, due to the negligible risk of changes in value resulting from changes in interest rates and the short-term nature of these investments, cost approximates fair market value.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for Cash and cash equivalents, Accounts receivable, Inventories, Other current assets, Accounts payable and Accrued liabilities approximate fair market value.

4. Accounts Receivable

The allowance for doubtful accounts and sales returns was $95,000 at June 30, 2013 and $87,000 at March 31, 2013.

5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories consist of the following:

	June 30, 2013	March 31, 2013

Raw materials	$156,000	$219,000
Work-in-process	29,000	21,000
Finished goods	495,000	479,000

	$680,000	$719,000

6. Net Loss per Common Share

The following potentially dilutive options to purchase shares of Common stock and unvested restricted Common stock at June 30 were excluded from Diluted net loss per common share because of their anti-dilutive effect, and therefore, Basic net loss per common share equals Dilutive net loss per common share for all periods presented in our Consolidated Statements of Operations:

	Number of options and unvested restricted stock	Range of stock option exercise prices

June 30, 2013	445,000	$0.77 to $2.06
June 30, 2012	1,461,000	$0.77 to $4.56

7. Share-based Compensation

As of June 30, 2013, we had one active plan (2006 Amended Stock and Incentive Plan) for share-based compensation grants.  Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately.  Under this plan, we had reserved 2,700,000 shares of our Common stock for share-based grants.  As of June 30, 2013, we had 1,275,000 shares remaining that were available for grant.  We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  Options granted under this plan generally expire over a period ranging from five to seven years from date of grant and vest at varying rates ranging up to three years.

We recognize share-based compensation expense in the statement of operations based on the fair value of the share-based payment over the requisite service period.  We incurred approximately $16,000 and $164,000 in Share-based compensation and consulting expense for the three months ended June 30, 2013 and 2012 (inclusive of $2,000 in 2012 for option grants to consultants), respectively.

We determined the fair value of our option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the three months ended June 30:

	2013	2012

Expected life in years	5.53	4.74
Risk-free interest rate	0.84%	0.82%
Expected volatility	81.96%	91.44%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$1.42	$2.24

The expected life selected for options granted during the three-months represents the period of time that we expect our options to be outstanding based on historical data of option holder exercise and termination behavior for similar grants.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant.  Expected volatilities are based upon historical volatility of our stock.  We estimate a forfeiture rate for stock awards of up to 18.0% based on our historical experience.

The following table summarizes the activity related to our stock options during the three months ended June 30, 2013:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at March 31, 2013	2,016,000	$3.51	2.64	$598,000
Options granted	12,000	2.11
Options surrendered	(205,000)	3.64

Outstanding at June 30, 2013	1,823,000	$3.48	2.53	$444,000

Exercisable at June 30, 2013	1,584,000	$3.45	2.00	$444,000

The total fair value of stock options that vested during the three months ended June 30, 2013 and 2012 was $180,000 and $249,000 respectively.

Our 2006 Stock and Incentive Plan also permit our Compensation Committee to grant other stock-based benefits, including restricted shares.  Restricted shares are subject to risk of forfeiture for termination of employment.  The forfeiture risk generally lapses over a period of four years.

The following table summarizes the activity related to our restricted shares during the three months ended June 30, 2013:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value
Balance at March 31, 2013	180,000	$4.39	1.50	$790,000
Shares vested	(29,000)	4.71
Shares forfeited	(71,000)	4.42

Balance at June 30, 2013	80,000	$4.24	1.76	$337,000

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our Company’s common stock on the grant date.

As of June 30, 2013, we had approximately $713,000 of unrecognized Share-based compensation expense, net of estimated forfeitures, related to stock options and restricted shares that we expect to recognize over a weighted-average period of approximately 2 years.

Subsequent Event.  On July 23, 2013, and in connection with the commencement of his employment, our new Chief Executive Officer received options to purchase 700,000 shares vesting in three equal annual increments, and a stock grant of 300,000 shares.  After giving effect to forfeitures after June 30, 2013 and these new grants, we had approximately 295,000 shares remaining available for grant of future awards under our 2006 Amended Stock and Incentive Plan at July 23, 2013.  In the second quarter of fiscal year 2014 we expect to incur non-cash charges of approximately $700,000 related to the stock grant on July 23, 2013 and approximately $74,000 related to the stock options.

8. Savings and Retirement Plans

We sponsor various plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $57,000 and $64,000 for the three months ended June 30, 2013 and 2012, respectively.

Our international subsidiaries have defined benefit retirement plans for eligible employees.  These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans.

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three-month periods ended June 30:

	Three Months Ended June 30
	2013	2012

Gross service cost	$31,000	$19,000
Interest cost	34,000	31,000
Expected return on assets	(20,000)	(5,000)
Amortization	2,000	1,000
Net periodic retirement cost	$47,000	$46,000

9. Business Segment Information

We aggregate our operating segments into one reportable segment in accordance with the objectives and principles of the applicable guidance.

Net sales to customers outside the United States for the three months ended June 30, 2013 and 2012 represented 27% of our consolidated net sales.  Information regarding net sales to customers by geographic area for the three months ended June 30 is as follows:

	United States	All Other Foreign Countries (1)	Consolidated

Three months ended June 30, 2013	$4,285,000	$1,556,000	$5,841,000

Three months ended June 30, 2012	4,060,000	1,517,000	5,577,000

(1)	No country accounts for 10% or more of the consolidated net sales

Information regarding geographic area in which we maintain long-lived assets is as follows:

	United States	All Other Foreign Countries (1)	Consolidated

June 30, 2013	$548,000	$603,000	$1,151,000

(1)	Substantially all maintained in The Netherlands

Accounting policies of the operations in the various geographic areas are the same as those described in Note 1.  Net sales attributed to each geographic area are net of intercompany sales.  No single customer represents 10% or more of our consolidated Net sales.  Long-lived assets consist of Property, plant and equipment.

10. Subsequent Event

Effective July 2013, we cancelled our agreement with Rabobank of The Netherlands for a €150,000 (approximately $195,000) credit line secured by our facility in Geleen, The Netherlands.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We recommend that you read this Report on Form 10-Q in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2013.

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” relating to projections, plans, objectives, estimates, and other statements of future economic performance.  These forward-looking statements are subject to known and unknown risks and uncertainties relating to our future performance that may cause our actual results, performance, or achievements, or industry results, to differ materially from those expressed or implied in any such forward-looking statements.  Our business operates in highly competitive markets and our ability to achieve the results implied by our forward looking statements is subject to changes in general economic conditions, competition, reimbursement levels, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and in our Annual Report filed on Form 10-K for the year ended March 31, 2013.

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

We have identified accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2013.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the three months ended June 30, 2013, and we have made no changes to these policies during fiscal 2014.

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

In January 2011 the AMA granted a Category I CPT code for PTNS treatments which providers can use to report the care they deliver to patients.  This code however, did not guarantee that payers would reimburse providers for this service.

We have focused our efforts on expanding reimbursement coverage with the Medicare carriers and private payers by instituting a comprehensive program to educate their medical directors regarding the clinical effectiveness, cost effectiveness and patient benefits of PTNS treatments using our Urgent PC System.  Effective August 1, 2013, Novitas Solutions, the Medicare Administrative Contractor for approximately 11 million beneficiaries, expanded coverage from 12 months up to two years.  After a positive coverage decision by Wisconsin Physician Services effective June 1, 2013, regional Medicare carriers representing 48 states and the District of Columbia, with approximately 46 million covered lives, provide coverage for PTNS treatments.  In addition, we estimate that private payers insuring approximately 97 million lives provide coverage for PTNS treatments.  As of June 30, 2013, one regional Medicare carrier representing 2 states, with approximately 3.8 million covered lives, continued to decline reimbursement coverage for PTNS treatments.

The Centers for Medicare and Medicaid Services (CMS) will continue to consolidate the regional Medicare Administrative Contractors (MAC) and there is no guarantee that Medicare beneficiaries in a region with reimbursement coverage will continue to be reimbursed when consolidated into a regional Medicare carrier with a negative reimbursement policy, or, if reimbursed, that coverage will remain unchanged.  We continue to work with the medical directors of both Medicare and private payers to expand coverage of PTNS treatments, and to ensure that coverage continues after the number of Medicare regions is decreased and regional Medicare administrators are transitioned.

During the quarter ended June 30, 2013, we underwent significant changes in executive management, but continued, through our recently hired Vice President of Sales, to implement more focused sales strategies.  We also devoted significant administrative time and resources to a review of our internal control over financial reporting.  On April 4, 2013, our Chief Executive Officer resigned, and we appointed Robert C. Kill as our interim Chief Executive Officer.  Mr. Kill accepted the permanent position as CEO and President on July 23, 2013.  Further, on July 19, 2013, our Chief Financial Officer retired and Mr. Kill assumed the role of acting CFO until a replacement has been hired.

For the second quarter of fiscal year 2014, we will incur approximately $700,000 in non-cash charges related to the July 23, 2013 stock grant to Mr. Kill along with approximately $74,000 of non-cash charges related to the 700,000 stock options.

Results of Operations

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Net Sales:  During the three months ended June 30, 2013, consolidated net sales of $5.8 million represented a $264,000, or a 5% increase, over net sales of $5.6 million for the three months ended June 30, 2012.

The increase in consolidated net sales for the three months ended June 30, 2013 is mainly attributed to the growth in U.S. sales.

Net sales to customers in the U.S. of $4.3 million during the three months ended June 30, 2013, represented an increase of $225,000, or 6%, over net sales of $4.1 million for the three months ended June 30, 2012.

Net sales in the U.S. of our Urgent PC product increased 10% to $2.8 million for the three months ended June 30, 2013, from $2.5 million for the same period last year.  Net sales increased as a result of overall improved sales execution of our Urgent PC products within the U.S. and the initial impact of new account conversions in states that now have positive Medicare reimbursement coverage.

Net sales in the U.S. of our Macroplastique product decreased 1%, or $13,000, to $1.5 million for the three months ended June 30, 2013, compared to the same period last year.

Net sales to customers outside the U.S. for the three months ended June 30, 2013 increased 3% to $1.6 million compared to $1.5 million for the three months ended June 30, 2012. Macroplastique sales declined 11% to $686,000 in the first fiscal quarter over the corresponding year ago period. The sales decrease is attributed primarily to the shift in sales focus from Macroplastique to Urgent PC.

Urgent PC sales to customers outside of the U.S. of $627,000 for the three months ended June 30, 2013 increased 13% from $556,000 for the same period last year.  The increase in sales is attributed to the increase in adoption of the product by our customers.

Gross Profit:  Gross profit was $5.1 million, or 87.2% of net sales during the three months ended June 30, 2013, and $4.8 million, or 86.5% of net sales for the three months ended June 30, 2012.  The increase in the gross profit percentage is attributed primarily to a favorable impact of approximately 0.1 percentage points from an increase in capacity absorption and reduced overhead costs, and favorable impact of approximately 0.4 percentage points from reduced royalty payments. Starting with fiscal year 2014, we no longer pay royalties on sales of our bulking agent products in markets outside of the U.S.

General and Administrative Expenses (G&A):  G&A expenses of $1.6 million during the three months ended June 30, 2013, increased $489,000 from $1.1 million during the same period in 2012. G&A expenses increased $558,000 related to legal and audit fees pertaining to the review of certain internal control issues and $140,000 in recruitment cost for the search of a new CEO. This is offset by a $115,000 reduction in personnel costs in addition to a non-cash reversal of $165,000 related to share based compensation of unvested options and restricted stock for our departed CEO.

In the second quarter of fiscal 2014 we expect to incur approximately $400,000 to $500,000 for professional fees associated with our fiscal year 2013 review of internal control over financial reporting, severance pay for our departing CEO and CFO and fees to be paid to a search firm for recruitment of a new CEO.

Research and Development Expenses (R&D):  R&D expenses of $480,000 during the three months ended June 30, 2013, decreased $83,000 from $563,000 during the same period in 2012.  The decrease for the three-month period is attributed primarily to a $148,000 charge in the prior fiscal year for costs incurred for product testing and validation of the planned replacement of components for one of our products, offset by a $52,000 increase in clinical costs, and a $34,000 increase in personnel and travel costs.

Selling and Marketing Expenses (S&M):  S&M expenses of $4.6 million during the three months ended June 30, 2013, increased $663,000, from $4.0 million, during the same period in 2012.  S&M expenses increased primarily because of a $427,000 increase in personnel and travel costs due to the expansion of our selling and marketing team, a $72,000 cost for the newly introduced Medical Device Tax (representing slightly more than one percent of net sales), and a $101,000 increase in marketing costs related to product promotion and education, advertising, trade shows and conventions.

Amortization of Intangibles: Amortization of intangibles was $7,000 and $216,000 for the three months ended June 30, 2013 and 2012, respectively. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4.7 million, which became fully amortized in fiscal 2013 and thus we will have significantly reduced amortization expense during fiscal 2014.

Other Income (Expense):  Other income (expense) includes interest income and foreign currency exchange gains and losses.  Net other income was $7,000 and $3,000 for the three months ended June 30, 2013 and 2012, respectively.  Other income increased as a result of a favorable swing of $7,000 in net foreign currency exchange loss during the three months ended June 30, 2013 over the same period last year, offset by a $3,000 decrease in interest income on lower cash balances and interest rates.

Income Tax Expense:  During the three months ended June 30, 2013 and 2012, we recorded income tax expense of $14,000 and $8,000, respectively.

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

Our non-GAAP operating loss during the three months ended June 30, 2013 and 2012 was approximately $1.5 million and $561,000, respectively.  The increase in non-GAAP operating loss for the three months ended June 30, 2013 over the corresponding period a year ago is attributed to the increase in operating spending, offset slightly by the increase in net sales and gross profit percent.

		Expense Adjustments
Three-Months Ended	GAAP	Share-based Expense	Depreciation	Amortization of Intangibles	Non-GAAP
June 30, 2013
Gross profit	$5,093,000	$8,000	$9,000	-	$5,110,000
% of Net sales	87.2%				87.5%
Operating expenses
General and administrative	1,581,000	79,000	(51,000)	-	1,609,000
Research and development	480,000	(14,000)	(1,000)	-	465,000
Selling and marketing	4,627,000	(73,000)	(19,000)	-	4,535,000
Amortization	7,000	-	-	$(7,000)	-
	6,695,000	(8,000)	(71,000)	(7,000)	6,609,000
Operating loss	$(1,602,000)	$16,000	$80,000	$7,000	$(1,499,000)

June 30, 2012
Gross profit	$4,822,000	$6,000	$9,000	-	$4,837,000
% of Net sales	86.5%				86.7%
Operating expenses
General and administrative	1,092,000	(86,000)	(47,000)	-	959,000
Research and development	563,000	(12,000)	(1,000)	-	550,000
Selling and marketing	3,965,000	(60,000)	(16,000)	-	3,889,000
Amortization	216,000	-	-	$(216,000)	-
	5,836,000	(158,000)	(64,000)	(216,000)	5,398,000
Operating loss	$(1,014,000)	$164,000	$73,000	$216,000	$(561,000)

Liquidity and Capital Resources

Cash Flows.

At June 30, 2013, our cash and cash equivalents and short-term investments balances totaled $13.7 million. Our long-term investments at June 30, 2013 were $400,000.

At June 30, 2013, we had working capital of approximately $14.0 million.

For the three months ended June 30, 2013, we used $685,000 of cash in operating activities, compared to $702,000 of cash during the three months ended June 30, 2012.  We used this cash primarily to fund the operating loss, net of non-cash charges for depreciation, amortization of intangibles and equity compensation, of $1.5 million during the three months ended June 30, 2013, and $561,000 during the three months ended June 30, 2012.  During the three months ended June 30, 2013, we generated cash from deferred compensation, accrued liabilities, payables attributable to our internal control investigation and deferred compensation related to bonuses not due until completion of our audit.

During the three months ended June 30, 2013, and 2012, we generated $1.8 million, and $102,000, respectively, of net cash from the maturity of marketable securities.

For the three months ended June 30, 2013, we used $190,000 to purchase property, plant and equipment compared with approximately $74,000 for the same period a year ago. The increase is related to the purchase of new computer equipment for our sales force.

Sources of Liquidity.

Uroplasty BV, our subsidiary in the Netherlands, has an agreement with Rabobank of The Netherlands for a €150,000 (approximately $195,000) credit line secured by our facility in Geleen, The Netherlands.  The bank charges interest on the loan at the rate of one percentage point over the Rabobank base interest rate (4.0% base rate on June 30, 2013), subject to a minimum interest rate of 3.5% per annum.  We had no borrowings outstanding on this credit line at June 30, 2013. Effective July 2013, we cancelled this agreement.

We believe the $13.7 million of cash and short-term investments we maintained at June 30, 2013, is adequate to meet our needs for the next twelve months, and depending upon our profitability, substantially longer.  Although we have historically not generated cash from operations because we have yet to achieve profitability, we anticipate that we will become profitable and generate excess cash from operations prior to the full use of the current available cash and investments.  To achieve this however, we must generate substantially more revenue than we have this quarter or in prior years.

Our ability to achieve significant revenue growth will depend, in large part, on our ability to achieve widespread market acceptance for our products and successfully expand our business in the U.S.  We cannot guarantee that we will be entirely successful at this.  If we fail to meet our projections of profitability and cash flow, or determine to use cash for matters we have not currently projected, we may need to again seek financing to meet our cash needs.  We cannot assure you that such financing, if needed, will be available to us on acceptable terms, or at all.

Commitments and Contingencies.

We discuss our commitments and contingencies in our Annual Report on Form 10-K for the year ended March 31, 2013.  There have been no significant changes in our commitments for capital expenditure and contractual obligations since March 31, 2013.

We expect to continue to incur costs for clinical studies to support our ongoing marketing efforts and to meet regulatory requirements.  We also expect to continue to incur significant expenses to support our U.S. sales and marketing organization, and for regulatory activities.  In fiscal 2013 we started a multiyear study: a pilot clinical study in the U.S, for the use of our Urgent PC for the treatment of fecal incontinence. We estimate that in the remaining 9 months of the current fiscal year, we will spend approximately $225,000 for this clinical study.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We discuss quantitative and qualitative disclosures about market risk in our Annual Report on Form 10-K for the year ended March 31, 2013.  There have been no significant changes since March 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including, our  President and Chief Executive Officer and acting Chief Financial Officer (“CEO and CFO”, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

Internal Control Over Financial Reporting.

As disclosed in our Annual Report on Form 10-K for the year ended March 31, 2013, we concluded that we did not have adequate internal controls over financial reporting as of March 31, 2013. Although there were no material errors in the amounts that we had previously reported in our financial statements, we believe that we had a material weakness in our internal controls such that a material error in our financial statements could have occurred.

During the quarter ended June 30, 2013, and in addition to management changes we experienced, we updated our internal attestation procedures and provided increased education for sales, accounting, customer service and shipping personnel relative to procedures for, and their responsibility for internal control.  Despite the remedial measures that have been implemented, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except for the pending complaints referred to in Item 3 of our Annual Report on Form 10-K for the year ended March 31, 2013, we are not subject to any legal proceedings outside the ordinary course of business.  The complaint relating to the suit filed in the United States District Court for the Southern District of New York was served on the Company on July 30, 2013.

ITEM 1A.	RISK FACTORS

Reference is made to Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the quarter ended June 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

31.1 Certification by the Chief Executive Officer and acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification by the Chief Executive Officer and acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)

99.1 Press Release dated August 1, 2013

101 Financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.

Date: August 1, 2013	By:	/s/ ROBERT C. KILL
Robert C. Kill
President and Chief Executive Officer

Date: August 1, 2013	By:	/s/ ROBERT C. KILL
Robert C. Kill
Acting Chief Financial Officer