Form 10-Q
period 2013-09-30
UROPLASTY INC
filed 2013-11-07
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2013
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

As of October 24, 2013 the registrant had 21,517,390 shares of common stock outstanding.

Table of Contents
INDEX

UROPLASTY INC. AND SUBSIDIARIES

Index
PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	March 31, 2013

Assets

Current assets:
Cash and cash equivalents	$7,091,758	$3,533,864
Short-term investments	5,445,063	7,936,605
Accounts receivable, net	2,400,531	2,553,447
Inventories	625,102	718,933
Other	442,351	566,536
Total current assets	16,004,805	15,309,385

Property, plant, and equipment, net	1,108,079	1,033,085

Intangible assets, net	127,328	100,502

Long-term investments	-	3,451,711

Deferred tax assets	148,900	146,052

Total assets	$17,389,112	$20,040,735

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	March 31, 2013

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$673,500	$618,916
Current portion – deferred rent	21,615	35,000
Income taxes payable	6,123	7,729
Accrued liabilities:
Compensation	1,507,596	1,550,846
Other	406,549	476,287
Total current liabilities	2,615,383	2,688,778

Deferred rent	-	5,141

Accrued pension liability	557,495	660,580

Total liabilities	3,172,878	3,354,499

Commitments and contingencies

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 21,467,390 and 21,005,582 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	214,674	210,056
Additional paid-in capital	56,851,809	55,866,338
Accumulated deficit	(42,357,753)	(38,820,981)
Accumulated other comprehensive net loss	(492,496)	(569,177)

Total shareholders’ equity	14,216,234	16,686,236

Total liabilities and shareholders’ equity	$17,389,112	$20,040,735

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2013	2012	2013	2012

Net sales	$5,976,875	$5,709,840	$11,817,716	$11,286,963
Cost of goods sold	741,842	774,963	1,489,889	1,530,550

Gross profit	5,235,033	4,934,877	10,327,827	9,756,413

Operating expenses
General and administrative	2,390,610	1,027,835	3,971,373	2,119,681
Research and development	428,763	598,933	908,423	1,161,974
Selling and marketing	4,323,084	3,734,042	8,950,493	7,698,877
Amortization	7,826	215,681	14,474	431,290
	7,150,283	5,576,491	13,844,763	11,411,822

Operating loss	(1,915,250)	(641,614)	(3,516,936)	(1,655,409)

Other income (expense)
Interest income	5,476	10,931	14,740	23,509
Foreign currency exchange gain (loss)	(1,339)	5,794	(4,034)	(3,877)
	4,137	16,725	10,706	19,632

Loss before income taxes	(1,911,113)	(624,889)	(3,506,230)	(1,635,777)

Income tax expense	16,367	14,637	30,542	23,104

Net loss	$(1,927,480)	$(639,526)	$(3,536,772)	$(1,658,881)

Basic and diluted net loss per common share	$(0.09)	$(0.03)	$(0.17)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	21,076,570	20,763,345	20,921,693	20,753,368

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2013	2012	2013	2012

Net loss	$(1,927,480)	$(639,526)	$(3,536,772)	$(1,658,881)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	72,811	36,466	93,419	(44,633)
Unrealized gain on available-for-sale investments	2,657	2,941	2,817	2,151
Pension adjustments	(15,923)	(7,116)	(19,555)	(465)
Total other comprehensive income (loss), net of tax	59,545	32,291	76,681	(42,947)
Comprehensive net loss	$(1,867,935)	$(607,235)	$(3,460,091)	$(1,701,828)

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Six Months Ended September 30, 2013
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2013	21,005,582	$210,056	$55,866,338	$(38,820,981)	$(569,177)	$16,686,236

Share-based compensation	331,676	3,317	917,412	-	-	920,729

Proceeds from exercise of stock options, net of shares exchanged	130,132	1,301	68,059	-	-	69,360

Comprehensive net loss	-	-	-	(3,536,772)	76,681	(3,460,091)

Balance at September 30, 2013	21,467,390	$214,674	$56,851,809	$(42,357,753)	$(492,496)	$14,216,234

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 30
	2013	2012
Cash flows from operating activities:
Net loss	$(3,536,772)	$(1,658,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179,123	576,665
(Gain) loss on disposal of equipment	(5,000)	2,797
Amortization of premium on marketable securities	6,070	26,716
Share-based consulting expense	-	1,623
Share-based compensation expense	920,729	353,060
Deferred income tax expense	4,979	2,860
Deferred rent	(18,526)	(18,374)
Changes in operating assets and liabilities:
Accounts receivable, net	197,216	100,537
Inventories	97,787	(175,833)
Other current assets	127,104	(102,998)
Accounts payable	51,232	26,516
Accrued compensation	(51,129)	(68,162)
Accrued liabilities, other	(78,619)	78,202
Accrued pension liability, net	(137,089)	(36,401)
Net cash used in operating activities	(2,242,895)	(891,673)

Cash flows from investing activities:
Proceeds from maturity of available-for-sale investments	2,000,000	2,000,000
Proceeds from maturity of held-to-maturity investments	3,940,000	3,800,000
Purchases of available-for-sale investments	-	(3,218,286)
Purchases of held-to-maturity investments	-	(1,780,000)
Purchases of property, plant and equipment	(208,768)	(93,981)
Proceeds from sale of property, plant and equipment	6,773	7,276
Payments for intangible assets	(41,300)	(4,440)
Net cash provided by investing activities	5,696,705	710,569

Cash flows from financing activities:
Proceeds from exercise of options	69,360	150,000
Net cash provided by financing activities	69,360	150,000

Effect of exchange rate changes on cash and cash equivalents	34,724	(10,580)

Net increase (decrease) in cash and cash equivalents	3,557,894	(41,684)

Cash and cash equivalents at beginning of period	3,533,864	4,653,226

Cash and cash equivalents at end of period	$7,091,758	$4,611,542

Cash paid during the period for income taxes	$25,334	$35,507

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

We have prepared our Condensed Consolidated Financial Statements included in this Form 10-Q, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information not misleading.  The consolidated results of operations for any interim period are not necessarily indicative of results for a full year.  These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2013 as amended by Form 10-K/A.

The Condensed Consolidated Financial Statements presented herein as of September 30, 2013 and for the three- and six-month periods ended September 30, 2013 and 2012 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.

All amounts included in the Notes to Consolidated Condensed Financial Statements are in thousands, except for share and per share data, and as specified otherwise.

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

In July 2013, the FASB issues ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 provides financial statement presentation guidance on whether an unrecognized tax benefit must be presented as either a reduction to a deferred tax asset or separately as a liability.  ASU No. 2013-11 will be effective for fiscal years and interim periods within those years, beginning after December 15, 2013. We do not believe the adoption of this update will have a material impact on our financial statements.

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

Index
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

The following table provides the assets carried at fair value measured on a recurring basis.

Asset Class	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2013
Short-term investments:
U.S. Government and Agency debt securities	$5,205	$-	$5,205	$-

Long-term investments:
U.S. Government and Agency debt securities	-	-	-	-

March 31, 2013
Short-term investments:
U.S. Government and Agency debt securities	3,757	-	3,757	-

Long-term investments:
U.S. Government and Agency debt securities	3,452	-	3,452	-

Our U.S. Government and U.S. Government Agency debt securities consist of bonds, notes and treasury bills with risk ratings of AAA/Aaa.  The estimated fair value of these securities represents valuations provided by external investment managers.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for short-term and long-term investments include certificates of deposit of $240 and $4,180 at September 30, 2013 and March 31, 2013, respectively, for which, due to the negligible risk of changes in value resulting from changes in interest rates and the short-term nature of these investments, cost approximates fair market value.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, inventories, other current assets, accounts payable and accrued liabilities approximate fair market value.

4. Accounts Receivable

The allowance for doubtful accounts was $70 at September 30, 2013 and $87 at March 31, 2013.

Index
5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories consist of the following:

	September 30, 2013	March 31, 2013

Raw materials	$144	$219
Work-in-process	32	21
Finished goods	449	479

	$625	$719

6. Net Loss per Common Share

The following potentially dilutive options to purchase shares of common stock and unvested restricted common stock at September 30 were excluded from diluted net loss per common share because of their anti-dilutive effect, and therefore, basic net loss per common share equals dilutive net loss per common share for all periods presented in our Consolidated Statements of Operations:

	Number of options and unvested restricted stock	Range of stock option exercise prices

September 30, 2013	1,802,564	$0.77 to $3.25
September 30, 2012	1,277,235	$0.77 to $3.76

7. Share-based Compensation

As of September 30, 2013, we had one active plan for share-based compensation grants.  Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately.  Under this plan, as of September 30, 2013 we had reserved 3,450,000 shares of our common stock for share-based grants, which includes an additional 750,000 shares as approved by the shareholders at our annual meeting on September 12, 2013.  As of September 30, 2013, we had 834,467 shares remaining that were available for grant.

On July 23, 2013, and in connection with the commencement of his employment, our new CEO received a stock grant of 300,000 shares under the 2006 Stock and Incentive Plan that did not carry vesting restrictions.

We recognize share-based compensation expense in the statement of operations based on the fair value of the share-based payment over the requisite service period.  We incurred approximately $921and $355 in share-based compensation and consulting expense for the six months ended September 30, 2013 and 2012 (inclusive of $2 in 2012 for option grants to consultants), respectively.

As of September 30, 2013, we had approximately $2,137 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock options and restricted shares that we expect to recognize over a weighted-average period of approximately 2.6 years.

Options.  We grant option awards with an exercise price equal to the closing market price of our stock at the date of the grant.  Options granted under this plan generally expire over a period ranging from five to seven years from date of grant and vest at varying rates ranging up to three years.

We determined the fair value of our option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the six months ended September 30:

	2013	2012

Expected life in years	4.51	5.59
Risk-free interest rate	1.35%	0.95%
Expected volatility	89.43%	91.16%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$1.65	$2.61

Index
The expected life selected for options granted during the six-months represents the period of time that we expect our options to be outstanding based on management’s expectation of option holder exercise and termination behavior for similar grants.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant.  Expected volatilities are based upon historical volatility of our stock.  We estimate an average forfeiture rate for stock awards of 6.3% based on our historical experience.

The following table summarizes the activity related to our stock options during the six months ended September 30, 2013:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at March 31, 2013	2,015,889	$3.51	2.64	$598
Options granted	855,125	2.47
Options exercised	(130,132)	0.88
Options surrendered	(260,199)	3.76

Outstanding at September 30, 2013	2,480,683	$3.26	3.91	1,657

Exercisable at September 30, 2013	1,455,279	$3.69	1.98	859

The total fair value of stock options that vested during the six months ended September 30, 2013 and 2012 was $315 and $386, respectively.

Restricted Stock.  Our 2006 Stock and Incentive Plan also permit our Compensation Committee to grant other stock-based benefits, including restricted shares.  Restricted shares are subject to risk of forfeiture for termination of employment.  The forfeiture risk generally lapses over a period of three to four years.

The following table summarizes the activity related to our restricted shares during the six months ended September 30, 2013:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value
Balance at March 31, 2013	180,085	$4.39	1.50	$790
Shares granted	121,750	3.06
Shares vested	(29,197)	4.71
Shares forfeited	(90,074)	4.38

Balance at September 30, 2013	182,564	3.45	2.45	630

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our Company’s common stock on the grant date.

8. Savings and Retirement Plans

We sponsor various retirement plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $113 and $121 for the six months ended September 30, 2013 and 2012, respectively.

Index
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

	Three Months Ended September 30		Six Months Ended September 30
	2013	2012	2013	2012

Gross service cost	$31	$19	$62	$37
Interest cost	34	30	69	61
Expected return on assets	(20)	(5)	(40)	(9)
Amortization	2	1	3	2
Net periodic retirement cost	$47	$45	$94	$91

9. Business Segment Information

We aggregate our operating segments into one reportable segment in accordance with the objectives and principles of the applicable guidance.

Net sales to customers outside the United States for the three months ended September 30, 2013 and 2012 represented 25% and 26%, respectively, of our consolidated net sales. Net sales to customers outside the United States for the six months ended September 30, 2013 and 2012 represented 26% and 27%, respectively, of our consolidated net sales.

Information regarding net sales to customers by geographic area for the three and six months ended September 30 is as follows:

	United States	All Other Foreign Countries (1)	Consolidated

Three months ended September 30, 2013	$4,478	$1,499	$5,977

Three months ended September 30, 2012	$4,219	$1,491	$5,710

Six months ended September 30, 2013	$8,763	$3,055	$11,818

Six months ended September 30, 2012	$8,280	$3,007	$11,287

(1)	No country accounts for 10% or more of the consolidated net sales

Information regarding geographic area in which we maintain long-lived assets is as follows:

	United States	All Other Foreign Countries (1)	Consolidated

September 30, 2013	$487	$621	$1,108
March 31, 2013	$434	$599	$1,033

(1)	Substantially all maintained in The Netherlands

Index
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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We recommend that you read this Report on Form 10-Q in conjunction with our Annual Report on Form 10-K for the year ended March 31, 2013 as amended by Form 10-K/A.

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” relating to projections, plans, objectives, estimates, and other statements of future economic performance.  These forward-looking statements are subject to known and unknown risks and uncertainties relating to our future performance that may cause our actual results, performance, or achievements, or industry results, to differ materially from those expressed or implied in any such forward-looking statements.  Our business operates in highly competitive markets and our ability to achieve the results implied by our forward looking statements is subject to changes in general economic conditions, competition, reimbursement levels, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and in our Annual Report filed on Form 10-K for the year ended March 31, 2013 as amended by Form 10-K/A.

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

We have identified in our Annual Report on Form 10-K for the year ended March 31, 2013 as amended by Form 10-K/A as “critical accounting policies,” certain accounting policies that we consider important to the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  Management made no significant changes to the Company’s critical accounting policies during the six months ended September 30, 2013.

Overview

We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions.  Our primary focus is on two products: the Urgent PC® Neuromodulation System, which we believe is the only FDA-cleared, minimally invasive, office-based neuromodulation therapy for the treatment of overactive bladder (OAB) and associated symptoms of urinary urgency, urinary frequency, and urge incontinence; and Macroplastique® Implants, a urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to intrinsic sphincter deficiency (ISD).  Outside of the U.S., our Urgent PC System is also approved for treatment of fecal incontinence, and Macroplastique is also approved for treatment of male stress incontinence and vesicoureteral reflux.

Our results of operations during the three and six months ended September 30, 2013 reflect growth in our Urgent® PC sales due to new sales strategies, a refocused sales organization, the administrative costs of a detailed review of our internal control over financial reporting, and of significant changes in executive management.  As disclosed in our Annual Report on Form 10-K for the year ended March 31, 2013, and although there were no material errors in the amounts reported in our financial statements, we concluded that that we had a material weakness in our internal controls over financial reporting as of March 31, 2013, and devoted significant resources to identifying and remediating those weaknesses during the quarter. Further in April, our Chief Executive Officer resigned, and we appointed Robert Kill as our interim Chief Executive Office in April and as CEO and President in July.  In July 2013, our Chief Financial Officer retired, and in August 2013, Brett Reynolds became our new Senior VP and CFO.

Index
As of October 31, 2013, we had Medicare coverage for Urgent PC in 40 states covering approximately 40 million lives, and we estimate private payers insuring approximately 106 million lives provide coverage for Urgent PC.

Effective September 9, 2013, three states (MN, WI, IL with approximately 3.7 million covered lives) that were under the jurisdiction of Wisconsin Physician Services transitioned to National Government Services (or “NGS”).  NGS is currently the only Medicare Administrative Contractor (MAC) out of the nine MAC’s that declines reimbursement coverage for Urgent PC. Until a new coverage policy is available, patients in the three Midwest states that transitioned to NGS during the quarter who have already started active treatment will be “grandfathered” so they may continue to receive up to 12 treatments, but new patients utilizing Urgent PC will not have reimbursement.  NGS is expected to make a decision on coverage for PTNS by the end of the calendar year.

Effective October 25, 2013, five New England states (Massachusetts, Maine, Rhode Island, New Hampshire and Vermont with approximately 1.9 million covered lives) that were under the jurisdiction of  National Heritage Insurance Company transitioned to NGS. Patients in the five New England states that transitioned to NGS in October who have already started active treatment will be “grandfathered” so they may continue to receive up to 12 treatments, but new patients utilizing Urgent PC will not have reimbursement.

It is expected that the Centers for Medicare and Medicaid Services (CMS) will continue to consolidate the regional Medicare Administrative Contractors and there is no guarantee that Medicare beneficiaries in a region with reimbursement coverage will continue to be reimbursed when consolidated into a regional Medicare carrier with a negative reimbursement policy, or, if reimbursed, that coverage will remain unchanged.

Humana, Inc., the sixth largest private insurer in the US with approximately 12 million covered lives nationwide, implemented a positive coverage policy for OAB treatment using Urgent PC in starting in late October, 2013.  Humana is also the administrator for Tricare South and several Medicare Advantage plans.

We have a comprehensive program to educate the medical directors of both Medicare and private payers regarding the clinical effectiveness, cost effectiveness and patient benefits of using our Urgent PC System.  We continue to work with the medical directors to expand coverage of Urgent PC, and to ensure that coverage continues after the number of Medicare regions are consolidated and regional Medicare administrators are transitioned.

Results of Operations

Three and six months ended September 30, 2013 compared to three and six months ended September 30, 2012 (dollars in thousands except for per share data)

Net Sales:  During the three months ended September 30, 2013, consolidated net sales of $5,977 represented a $267, or a 5% increase, over net sales of $5,710 for the three months ended September 30, 2012.  During the six months ended September 30, 2013, consolidated net sales of $11,818 represented a $531, or a 5% increase, over net sales of $11,287 for the six months ended September 30, 2012.

The increase in consolidated net sales for the three and six months ended September 30, 2013 is mainly attributed to the sales growth of our Urgent PC product, partially offset by a decrease in sales of our Macroplastique product.

Net sales to customers in the U.S. of $4,478 during the three months ended September 30, 2013, represented an increase of $258, or 6%, over net sales of $4,219 for the three months ended September 30, 2012.  Net sales to customers in the U.S. of $8,763 during the six months ended September 30, 2013, represented an increase of $483, or 6%, over net sales of $8,280 for the six months ended September 30, 2012.

Net sales in the U.S. of our Urgent PC product increased 11% to $3,051 for the three months ended September 30, 2013, from $2,746 for the same period last year.  Net sales in the U.S. of our Urgent PC product increased 10% to $5,825 for the six months ended September 30, 2013, from $5,275 for the same period last year.  Net sales increased as a result of overall improved sales execution of our Urgent PC products within the U.S. and the impact of new account conversions in states that now have positive Medicare reimbursement coverage.

Net sales in the U.S. of our Macroplastique product decreased 6%, or $81, to $1,355 for the three months ended September 30, 2013, compared to the same period last year. Net sales in the U.S. of our Macroplastique product decreased 3%, or $94, to $2,843 for the six months ended September 30, 2013, compared to the same period last year.   The sales decrease is attributed primarily to the shift in sales focus from Macroplastique to Urgent PC.

Index
Net sales to customers outside the U.S. for the three months ended September 30, 2013 remained flat at $1,499. Net sales to customers outside the U.S. for the six months ended September 30, 2013 increased 2% to $3,055 compared to $3,007 for the six months ended September 30, 2012.

Urgent PC sales to customers outside of the U.S. of $567 for the three months ended September 30, 2013 increased 11% from $510 for the same period last year.  Urgent PC sales to customers outside of the U.S. of $1,194 for the six months ended September 30, 2013 increased 12% from $1,066 for the same period last year.  The increase in sales is due to higher sales in the U.K. where we have our direct sales force.

Macroplastique sales to customers outside of the U.S. declined 2% to $648 in the second fiscal quarter over the corresponding year ago period, and declined 6% to $1,335 for the six months ended September 30, 2013, over the corresponding year ago period. The sales decrease is attributed primarily to the shift in sales focus from Macroplastique to Urgent PC.

Gross Profit:  Gross profit was $5,235, or 87.6% of net sales during the three months ended September 30, 2013, and $4,935, or 86.4% of net sales for the three months ended September 30, 2012. Gross profit was $10,328, or 87.4% of net sales during the six months ended September 30, 2013, and $9,756, or 86.4% of net sales for the six months ended September 30, 2012. The increase in gross profit percentage of 1.2% and 1.0% for the three and six month periods, respectively, is attributed primarily to the favorable impact from a change in product mix and reduced royalty payments. Starting with fiscal year 2014, we no longer pay royalties on sales of our bulking agent products in markets outside of the U.S.

General and Administrative Expenses (G&A):  G&A expenses of $2,391 during the three months ended September 30, 2013, increased $1,363 from $1,028 during the same period in 2012.  $801 of this increase is attributed to changes in executive management, of which $725 is non-cash, share-based compensation expense.  Further, we incurred $430 in legal and accounting fees pertaining to the review of certain internal control issues.

G&A expenses of $3,971 during the six months ended September 30, 2013, increased $1,852 from $2,120 during the same period in 2012.  $930 of this increase is attributed to changes in executive management, of which $561 is non-cash, share based compensation expense.  Further, we incurred $1,100 in legal and accounting fees pertaining to the review of certain internal control issues.

Research and Development Expenses (R&D):  R&D expenses of $429 during the three months ended September 30, 2013, decreased $170 from $599 during the same period in 2012.  The decrease for the three-month period is attributed primarily to a $200 expense in the prior fiscal year for costs incurred for product testing and validation of the planned replacement of components for one of our products.

R&D expenses of $908 during the six months ended September 30, 2013, decreased $254 from $1,162 during the same period in 2012.  The decrease is attributed primarily to a $300 expense in the prior fiscal year six-month period for product testing and validation of the planned replacement of components for one of our products, offset by a $40 increase in costs attributed to clinical studies, and a $36 increase in personnel costs.

Selling and Marketing Expenses (S&M):  S&M expenses of $4,323 during the three months ended September 30, 2013, increased $589, from $3,734, during the same period in 2012.  The increase is attributed primarily to a $411 increase in personnel and travel costs due to the expansion and reorganization of our selling and marketing team, and $74 for the newly introduced Medical Device Tax.

S&M expenses of $8,950 during the six months ended September 30, 2013, increased $1,252 from $7,699 during the same period in 2012.   The increase is attributed primarily to an $800 increase in personnel and travel costs due to the expansion and reorganization of our selling and marketing team, $146 for the newly introduced Medical Device Tax, and a $109 increase in marketing costs related to product promotion and education, advertising, trade shows and conventions.

Amortization of Intangibles: Amortization of intangibles was $8 and $216 for the three months ended September 30, 2013 and 2012, respectively. Amortization of intangibles was $14 and $431 for the six months ended September 30, 2013 and 2012, respectively. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4,700, which became fully amortized in fiscal 2013.

Other Income (Expense):  Other income (expense) includes interest income and foreign currency exchange gains and losses.  Net other income was $4 and $17 for the three months ended September 30, 2013 and 2012, respectively.  Net other income was $11 and $20 for the six months ended September 30, 2013 and 2012, respectively.  Other income decreased primarily as the result of a decrease in interest income on lower cash and investment balances and interest rates.

Index
Income Tax Expense:  During the three months ended September 30, 2013 and 2012, we recorded income tax expense of $16 and $15, respectively. During the six months ended September 30, 2013 and 2012, we recorded income tax expense of $31 and $23, respectively. Income tax expense is attributed to our Netherlands subsidiary and to the payment of minimum state taxes in the U.S.

Non-GAAP Financial Measures:  The following table reconciles our operating loss calculated in accordance with accounting principles generally accepted in the U.S. (GAAP) to non-GAAP financial measures that exclude non-cash charges for share-based compensation, and depreciation and amortization expenses from gross profit, operating expenses and operating loss.  The non-GAAP financial measures used by management and disclosed by us are not a substitute for, nor superior to, financial measures and consolidated financial results calculated in accordance with GAAP, and you should carefully evaluate our reconciliations to non-GAAP.  We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies.  Therefore, our non-GAAP financial measures may not be comparable to those used by other companies.  We have described the reconciliations of each of our non-GAAP financial measures described above to the most directly comparable GAAP financial measures.

We use these non-GAAP financial measures, and in particular non-GAAP operating loss, for internal managerial purposes because we believe such measures are important indicators of the strength and the operating performance of our business.  Analysts and investors frequently ask us for this information.  We believe that they use these measures to evaluate the overall operating performance of companies in our industry, including as a means of comparing period-to-period results and as a means of evaluating our results with those of other companies.

Our non-GAAP operating loss during the three months ended September 30, 2013 and 2012 was approximately $917 and $163, respectively.  The increase in non-GAAP operating loss for the three months ended September 30, 2013 over the corresponding period a year ago is attributed to the increase in operating expenses, offset slightly by the increase in net sales and gross profit percent.  Our non-GAAP operating loss during the six months ended September 30, 2013 and 2012 was approximately $2,417 and $724, respectively.  The increase in non-GAAP operating loss for the six months ended September 30, 2013 over the corresponding period a year ago is attributed to the increase in operating expenses, offset slightly by the increase in net sales and gross profit percent.

		Expense Adjustments
Three-Months Ended	GAAP	Share-based Expense	Depreciation	Amortization of Intangibles	Non-GAAP
September 30, 2013
Gross profit	$5,235	$6	$9		$5,250
% of net sales	87.6%				87.8%
Operating expenses
General and administrative	2,390	(834)	(53)		1,503
Research and development	429	(11)	(1)		417
Selling and marketing	4,323	(54)	(22)		4,247
Amortization	8			$(8)	-
	7,150	(899)	(76)	(8)	6,167

Operating loss	$(1,915)	$905	$85	$8	$(917)

September 30, 2012
Gross profit	$4,935	$8	$9		$4,952
% of net sales	86.4%				86.7%
Operating expenses
General and administrative	1,028	(108)	(50)		870
Research and development	599	(14)	(1)		584
Selling and marketing	3,734	(60)	(13)		3,661
Amortization	216			$(216)	-
	5,577	(182)	(64)	(216)	5,115

Operating loss	$(642)	$190	$73	$216	$(163)

Index
		Expense Adjustments
Six-Months Ended	GAAP	Share-based Expense	Depreciation	Amortization of Intangibles	Non-GAAP
September 30, 2013
Gross profit	$10,328	$14	$18		$10,360
% of net sales	87.4%				87.7%
Operating expenses
General and administrative	3,971	(755)	(103)		3,113
Research and development	908	(25)	(2)		881
Selling and marketing	8,951	(127)	(41)		8,783
Amortization	15			$(15)	-
	13,845	(907)	(146)	(15)	12,777

Operating loss	$(3,517)	$921	$164	$15	$(2,417)

September 30, 2012
Gross profit	$9,756	$15	$18		$9,789
% of net sales	86.4%				86.7%
Operating expenses
General and administrative	2,120	(194)	(96)		1,830
Research and development	1,162	(26)	(2)		1,134
Selling and marketing	7,699	(120)	(30)		7,549
Amortization	431			$(431)	-
	11,412	(340)	(128)	(431)	10,513

Operating loss	$(1,656)	$355	$146	$431	$(724)

Liquidity and Capital Resources

Cash Flows.

At September 30, 2013, our cash and cash equivalents and short-term investments balances totaled $12,537.

At September 30, 2013, we had working capital of approximately $13,389.

For the six months ended September 30, 2013, we used $2,243 of cash in operating activities, compared to $892 of cash used during the six months ended September 30, 2012.  We used this cash primarily to fund the operating loss, net of non-cash charges for depreciation, amortization of intangibles and share-based compensation, of $2,417 during the six months ended September 30, 2013, and $724 during the six months ended September 30, 2012.  The six-month net loss for our current fiscal year includes nonrecurring cash expenses of $369 attributed to changes in executive management and $1,100 for legal and audit fees pertaining to the review of certain internal control issues.

During the six months ended September 30, 2013, and 2012, we generated $5,940, and $802, respectively, of net cash from the maturity of marketable securities.

Index
For the six months ended September 30, 2013, we used $209 to purchase property, plant and equipment compared with approximately $94 for the same period a year ago. The increase is related to the purchase of new computer equipment for our sales force.

Sources of Liquidity.

We believe the $12,537 of cash and short-term investments we maintained at September 30, 2013, is adequate to meet our needs for the next twelve months, and depending upon our profitability, substantially longer.  Although we have historically not generated cash from operations because we have yet to achieve profitability, we anticipate that we will become profitable and generate excess cash from operations prior to the full use of the current available cash and investments.  To achieve this however, we must generate substantially more revenue than we have this quarter or in prior years.

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

Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including, our President and Chief Executive Officer and Chief Financial Officer (“CEO and CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting.

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

During the quarter ended June 30, 2013, and in addition to management changes we experienced, we updated our internal attestations procedures and provided increased education for sales, accounting, customer service and shipping personnel relative to procedures for, and their responsibilities for internal controls.

Despite the remedial measures that have been implemented, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Index
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except for the pending complaints referred to in Item 3 of our Annual Report on Form 10-K for the year ended March 31, 2013, we are not subject to any legal proceedings outside the ordinary course of business.  The complaint relating to the suit filed in the United States District Court for the Southern District of New York was served on the Company on July 30, 2013 and was subsequently dismissed.

ITEM 1A.	RISK FACTORS

Reference is made to Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None during the quarter ended September 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

31.1  Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)

101 Financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Index
SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.

Date: November 7, 2013	By:	/s/ ROBERT KILL
Robert Kill
President and Chief Executive Officer

Date: November 7, 2013	By:	/s/ BRETT REYNOLDS
Brett Reynolds
SVP and Chief Financial Officer