Form 10-Q
period 2013-12-31
UROPLASTY INC
filed 2014-02-06
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2013
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

As of February 4, 2014 the registrant had 21,635,890 shares of common stock outstanding.

Table of Contents
INDEX

UROPLASTY INC. AND SUBSIDIARIES

Index
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2013	March 31, 2013

Assets

Current assets:
Cash and cash equivalents	$8,164,251	$3,533,864
Short-term investments	4,452,234	7,936,605
Accounts receivable, net	2,534,929	2,553,447
Inventories	469,094	718,933
Other	554,412	566,536
Total current assets	16,174,920	15,309,385

Property, plant, and equipment, net	1,051,857	1,033,085

Intangible assets, net	119,455	100,502

Long-term investments	-	3,451,711

Deferred tax assets	153,347	146,052

Total assets	$17,499,579	$20,040,735

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2013	March 31, 2013

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$645,170	$618,916
Current portion – deferred rent	12,351	35,000
Income taxes payable	18,242	7,729
Accrued liabilities:
Compensation	1,836,589	1,550,846
Other	354,719	476,287
Total current liabilities	2,867,071	2,688,778

Deferred rent	-	5,141

Accrued pension liability	666,818	660,580

Total liabilities	3,533,889	3,354,499

Commitments and contingencies

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 21,572,390 and 21,005,582 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	215,274	210,056
Additional paid-in capital	57,243,806	55,866,338
Accumulated deficit	(43,028,585)	(38,820,981)
Accumulated other comprehensive loss	(464,805)	(569,177)

Total shareholders’ equity	13,965,690	16,686,236

Total liabilities and shareholders’ equity	$17,499,579	$20,040,735

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2013	2012	2013	2012

Net sales	$6,398,675	$5,590,431	$18,216,391	$16,877,394
Cost of goods sold	778,267	734,171	2,268,156	2,264,721

Gross profit	5,620,408	4,856,260	15,948,235	14,612,673

Operating expenses
General and administrative	1,194,882	1,058,558	5,166,255	3,178,239
Research and development	526,224	533,867	1,434,647	1,695,841
Selling and marketing	4,546,100	3,725,530	13,496,593	11,424,407
Amortization	7,873	215,681	22,347	646,971
	6,275,079	5,533,636	20,119,842	16,945,458

Operating loss	(654,671)	(677,376)	(4,171,607)	(2,332,785)

Other income (expense)
Interest income	3,836	12,315	18,576	35,824
Foreign currency exchange gain (loss)	(506)	445	(4,540)	(3,432)
	3,330	12,760	14,036	32,392

Loss before income taxes	(651,341)	(664,616)	(4,157,571)	(2,300,393)

Income tax expense	19,491	12,708	50,033	35,812

Net loss	$(670,832)	$(677,324)	$(4,207,604)	$(2,336,205)

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.20)	$(0.11)

Weighted average common shares outstanding:
Basic and diluted	21,258,736	20,798,997	21,035,874	20,768,632

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2013	2012	2013	2012

Net loss	$(670,832)	$(677,324)	$(4,207,604)	$(2,336,205)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	35,979	28,262	129,398	(16,372)
Unrealized gain (loss) on available-for-sale investments	(1,337)	(60)	1,480	2,091
Pension adjustments	(6,951)	(1,159)	(26,506)	(1,623)
Total other comprehensive income (loss), net of tax	27,691	27,043	104,372	(15,904)
Comprehensive loss	$(643,141)	$(650,281)	$(4,103,232)	$(2,352,109)

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Nine Months Ended December 31, 2013
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2013	21,005,582	$210,056	$55,866,338	$(38,820,981)	$(569,177)	$16,686,236

Share-based compensation	331,676	3,317	1,206,884	-	-	1,210,201

Proceeds from exercise of stock options, net of shares exchanged	190,132	1,901	170,584	-	-	172,485

Comprehensive loss	-	-	-	(4,207,604)	104,372	(4,103,232)

Balance at December 31, 2013	21,527,390	$215,274	$57,243,806	$(43,028,585)	$(464,805)	$13,965,690

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	December 31
	2013	2012
Cash flows from operating activities:
Net loss	$(4,207,604)	$(2,336,205)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	267,369	864,227
(Gain) loss on disposal of equipment	(5,000)	3,035
Amortization of premium on marketable securities	7,562	39,551
Share-based consulting expense	-	1,623
Share-based compensation expense	1,210,201	608,953
Deferred income tax expense	3,245	5,473
Deferred rent	(27,790)	(27,638)
Changes in operating assets and liabilities:
Accounts receivable, net	79,428	228,768
Inventories	255,207	(138,862)
Other current assets	16,868	(70,401)
Accounts payable	21,724	(82,514)
Accrued compensation	274,139	199,936
Accrued liabilities, other	(120,881)	67,147
Accrued pension liability, net	(39,011)	5,074
Net cash used in operating activities	(2,264,543)	(631,833)

Cash flows from investing activities:
Proceeds from maturity of available-for-sale investments	2,750,000	3,200,000
Proceeds from maturity of held-to-maturity investments	4,180,000	5,000,000
Purchases of available-for-sale investments	-	(4,921,036)
Purchases of held-to-maturity investments	-	(2,500,000)
Purchases of property, plant and equipment	(221,769)	(137,101)
Proceeds from sale of property, plant and equipment	6,773	7,038
Payments for intangible assets	(41,300)	(4,440)
Net cash provided by investing activities	6,673,704	644,461

Cash flows from financing activities:
Proceeds from exercise of options	172,485	150,000
Net cash provided by financing activities	172,485	150,000

Effect of exchange rate changes on cash and cash equivalents	48,741	(6,313)

Net increase in cash and cash equivalents	4,630,387	156,315

Cash and cash equivalents at beginning of period	3,533,864	4,653,226

Cash and cash equivalents at end of period	$8,164,251	$4,809,541

Cash paid during the period for income taxes	$34,640	$42,319

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

The Condensed Consolidated Financial Statements presented herein as of December 31, 2013 and for the three- and nine-month periods ended December 31, 2013 and 2012 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 provides financial statement presentation guidance on whether an unrecognized tax benefit must be presented as either a reduction to a deferred tax asset or separately as a liability.  ASU No. 2013-11 will be effective for fiscal years and interim periods within those years, beginning after December 15, 2013. We do not believe the adoption of this update will have a material impact on our financial statements.

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

The following table provides the assets carried at fair value measured on a recurring basis.

Asset Class	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2013
Short-term investments:
U.S. Government and Agency debt securities	$4,452	$-	$4,452	$-

Long-term investments:
U.S. Government and Agency debt securities	-	-	-	-

March 31, 2013
Short-term investments:
U.S. Government and Agency debt securities	3,757	-	3,757	-

Long-term investments:
U.S. Government and Agency debt securities	3,452	-	3,452	-

Our U.S. Government and U.S. Government Agency debt securities consist of bonds, notes and treasury bills with risk ratings of AAA/Aaa.  The estimated fair value of these securities represents valuations provided by external investment managers.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for short-term and long-term investments include certificates of deposit of $4,180 at March 31, 2013 for which, due to the negligible risk of changes in value resulting from changes in interest rates and the short-term nature of these investments, cost approximates fair market value.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, inventories, other current assets, accounts payable and accrued liabilities approximate fair market value.

4. Accounts Receivable

The allowance for doubtful accounts was $55 at December 31, 2013 and $87 at March 31, 2013.

Index
5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories consist of the following:

	December 31, 2013	March 31, 2013

Raw materials	$141	$219
Work-in-process	39	21
Finished goods	289	479

	$469	$719

6. Net Loss per Common Share

The following potentially dilutive options to purchase shares of common stock and unvested restricted common stock at December 31 were excluded from diluted net loss per common share because of their anti-dilutive effect, and therefore, basic net loss per common share equals dilutive net loss per common share for all periods presented in our Consolidated Statements of Operations:

	Number of options and unvested restricted stock	Range of stock option exercise prices

December 31, 2013	1,518,068	$0.77 to $2.65
December 31, 2012	1,240,085	$0.77 to $3.19

7. Share-based Compensation

As of December 31, 2013, we had one active plan for share-based compensation grants.  Under the plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately.  Under this plan, as of December 31, 2013 we had reserved 3,450,000 shares of our common stock for share-based grants, which includes 750,000 shares as approved by the shareholders at our annual meeting on September 12, 2013.  As of December 31, 2013, we had 814, 575 shares remaining that were available for grant.

On July 23, 2013, and in connection with the commencement of his employment, our new CEO received a stock grant of 300,000 shares under the 2006 Stock and Incentive Plan that did not carry vesting restrictions.

We recognize share-based compensation expense in the statement of operations based on the fair value of the share-based payment over the requisite service period.  We incurred approximately $1,210 and $611 in share-based compensation and consulting expense for the nine months ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, we had approximately $1,953 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock options and restricted shares that we expect to recognize over a weighted-average period of approximately 2.4 years.

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

Index
We determined the fair value of our option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the nine months ended December 31:

	2013	2012

Expected life in years	4.51	5.42
Risk-free interest rate	1.35%	0.93%
Expected volatility	89.32%	91.31%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$1.67	$2.60

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

The following table summarizes the activity related to our stock options during the nine months ended December 31, 2013:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at March 31, 2013	2,015,889	$3.51	2.64	$598
Options granted	908,625	2.51
Options exercised	(190,132)	1.14
Options surrendered	(293,807)	3.99

Outstanding at December 31, 2013	2,440,575	$3.26	3.87	$716

Exercisable at December 31, 2013	1,383,840	$3.74	1.88	$426

The total fair value of stock options that vested during the nine months ended December 31, 2013 and 2012 was $379 and $472, respectively.

Restricted Stock.  Our 2006 Stock and Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted shares.  Restricted shares are subject to risk of forfeiture for termination of employment.  The forfeiture risk generally lapses over a period of three to four years.

The following table summarizes the activity related to our restricted shares during the nine months ended December 31, 2013:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value
Balance at March 31, 2013	180,085	$4.39	1.50	$790
Shares granted	121,750	3.06
Shares vested	(31,693)	4.59
Shares forfeited	(90,074)	4.38

Balance at December 31, 2013	180,068	$3.45	2.32	$622

The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our common stock on the grant date.

Index
8. Savings and Retirement Plans

We sponsor various retirement plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $42 and $43 for the three months ended December 31, 2013 and 2012, respectively.  We made discretionary contributions to the U.S. plan of $155 and $164 for the nine months ended December 31, 2013 and 2012, respectively.

Our international subsidiaries have defined benefit retirement plans for eligible employees.  These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans.

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three- and nine-month periods ended December 31:

	Three Months Ended December 31		Nine Months Ended December 31
	2013	2012	2013	2012

Gross service cost	$32	$19	$95	$55
Interest cost	36	31	104	92
Expected return on assets	(21)	(5)	(61)	(14)
Amortization	2	1	5	4
Net periodic retirement cost	$49	$46	$143	$137

9. Business Segment Information

We aggregate our operating segments into one reportable segment in accordance with the objectives and principles of the applicable guidance.

Net sales to customers outside the United States for the three months ended December 31, 2013 and 2012 represented 26% and 27%, respectively, of our consolidated net sales. Net sales to customers outside the United States for the nine months ended December 31, 2013 and 2012 represented 26% and 27%, respectively, of our consolidated net sales.

Information regarding net sales to customers by geographic area for the three and nine months ended December 31 is as follows:

	United States	All Other Foreign Countries (1)	Consolidated

Three months ended December 31, 2013	$4,753	$1,646	$6,399

Three months ended December 31, 2012	$4,105	$1,485	$5,590

Nine months ended December 31, 2013	$13,516	$4,700	$18,216

Nine months ended December 31, 2012	$12,384	$4,493	$16,877

(1)	No country accounts for 10% or more of the consolidated net sales

Index
Information regarding geographic area in which we maintain long-lived assets is as follows:

	United States	All Other Foreign Countries (1)	Consolidated

December 31, 2013	$426	$626	$1,052

March 31, 2013	$434	$599	$1,033

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

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” relating to projections, plans, objectives, estimates, and other statements of future economic performance.  These forward-looking statements are subject to known and unknown risks and uncertainties relating to our future performance that may cause our actual results, performance, or achievements, or industry results, to differ materially from those expressed or implied in any such forward-looking statements.  Our business operates in highly competitive markets and our ability to achieve the results implied by our forward looking statements is subject to changes in general economic conditions, competition, reimbursement levels, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of our products, as well as other risks and uncertainties detailed elsewhere herein and in our Annual Report filed on Form 10-K for the year ended March 31, 2013 as amended by Form 10-K/A.

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

We have identified in our Annual Report on Form 10-K for the year ended March 31, 2013 as amended by Form 10-K/A, our “critical accounting policies,” which are certain accounting policies that we consider important to the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  Management made no significant changes to the Company’s critical accounting policies during the nine months ended December 31, 2013.

Index
Overview

We are a medical device company that develops, manufactures and markets innovative, proprietary products for the treatment of voiding dysfunctions.  Our primary focus is on two products: the Urgent PC® Neuromodulation System, which we believe is the only commercially available  FDA-cleared, minimally invasive, office-based neuromodulation therapy for the treatment of overactive bladder (OAB) and associated symptoms of urinary urgency, urinary frequency, and urge incontinence; and Macroplastique® Implants, a urethral bulking agent for the treatment of adult female stress urinary incontinence primarily due to intrinsic sphincter deficiency (ISD).  Outside of the U.S., our Urgent PC System is also approved for treatment of fecal incontinence, and Macroplastique is also approved for treatment of male stress incontinence and vesicoureteral reflux.

Our results of operations during the three and nine months ended December 31, 2013 reflect growth in our Urgent® PC sales due to new sales strategies, and a refocused sales organization.  In addition, our results of operations for the nine months ended December 31, 2013 reflect the administrative costs of a detailed review of our internal control over financial reporting and of significant changes in executive management.  As disclosed in our Annual Report on Form 10-K for the year ended March 31, 2013, and although there were no material errors in the amounts reported in our financial statements, we concluded that we had material weaknesses in our internal controls over financial reporting as of March 31, 2013, and devoted significant resources to identifying and remediating those weaknesses during the quarter ended June 30, 2013. In April 2013, our Chief Executive Officer resigned and we appointed Robert Kill as our interim Chief Executive Officer. Mr. Kill became our permanent CEO and President in July.  In July 2013, our Chief Financial Officer retired, and in August 2013, Brett Reynolds became our new Senior VP and CFO.

As of January 31, 2014, we had Medicare coverage for Urgent PC in 40 states covering approximately 40 million lives, and we estimate private payers insuring approximately 107 million lives provide coverage for Urgent PC.

Medicare reimbursement coverage for PTNS is determined by regional Medicare Administrative Contractors (MAC), each of which cover certain states.  Currently, there are eight MACs with seven providing reimbursement coverage for PTNS.  National Government Services (NGS) is the lone MAC that does not provide coverage.  NGS had jurisdiction over two states at April 1, 2013, but due to consolidation of certain MACs, now has jurisdiction over ten states.  In November 2013, NGS re-affirmed its non-coverage policy for PTNS.  We plan to continue to educate NGS Medical Directors about the benefits and positive outcomes of PTNS therapy.

It is expected that the Centers for Medicare and Medicaid Services (CMS) will continue to consolidate the regional Medicare Administrative Contractors, and there is no guarantee that Medicare beneficiaries in a region with reimbursement coverage will continue to be reimbursed when consolidated into a regional Medicare carrier with a negative reimbursement policy, or, if reimbursed, that coverage will remain unchanged.

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

In November 2013, CMS released the final 2014 Physician Fee Schedule, and the Relative Value Units (RVUs) for PTNS reimbursement are substantially the same as the proposed reimbursement published in July. The RVUs are multiplied by a standard conversion factor to arrive at the dollar amount of reimbursement.  The conversion factor for 2014 has temporarily been set at $35.82 by Congress, but this conversion factor is in effect only through March 31, 2014.  At that time the final reimbursement amount for 2014 is subject to any potential Congressional action as it relates to the Medicare Sustainable Growth Rate (SGR) formula.

The code under which PTNS is reimbursed was one of several hundred codes that CMS noted as a potentially misvalued code earlier this year.  In November 2013, CMS indicated further review of PTNS is warranted, and as a result, CMS will be gathering additional feedback before a final decision is made.  The final decision could result in an increase, a decrease or no change in the reimbursement rate for PTNS. Any change to the reimbursement rate due to this review is not expected to be published until November 2014 and will become effective beginning in January 2015.

In December, the Blue Cross and Blue Shield Association Medical Advisory Panel concluded that use of PTNS for the treatment of voiding dysfunction meets their Technology Evaluation Center criteria. This panel is responsible for assessing medical technologies through a comprehensive review of clinical evidence.  This positive assessment concluded that PTNS improves net health outcomes as much as, or more than, other established therapies and is strong validation of the acceptance of Urgent PC as an important treatment option for OAB.  Currently, there are approximately 100 million lives covered by the 37 BCBS companies across the United States, with 21 million lives currently having access to PTNS through positive coverage from their local plan.  This decision can now be used by the remaining BCBS companies as an important tool in assessing positive coverage for PTNS for the treatment of overactive bladder.

Index
Results of Operations

Three and nine months ended December 31, 2013 compared to three and nine months ended December 31, 2012 (dollars in thousands except for per share data)

Net Sales:  During the three months ended December 31, 2013, consolidated net sales of $6,399 represented a $808, or a 14% increase, over net sales of $5,590 for the three months ended December 31, 2012.  During the nine months ended December 31, 2013, consolidated net sales of $18,216 represented a $1,339, or a 8% increase, over net sales of $16,877 for the nine months ended December 31, 2012.

The increase in consolidated net sales for the three and nine months ended December 31, 2013 is mainly attributed to the sales growth of our Urgent PC product.

Net sales to customers in the U.S. of $4,753 during the three months ended December 31, 2013, represented an increase of $649, or 16%, over net sales of $4,105 for the three months ended December 31, 2012.  Net sales to customers in the U.S. of $13,516 during the nine months ended December 31, 2013, represented an increase of $1,132, or 9%, over net sales of $12,384 for the nine months ended December 31, 2012.

Net sales in the U.S. of our Urgent PC product increased 19% to $3,184 for the three months ended December 31, 2013, from $2,684 for the same period last year.  Net sales in the U.S. of our Urgent PC product increased 13% to $9,009 for the nine months ended December 31, 2013, from $7,959 for the same period last year.  Net sales increased as a result of improved sales execution of our Urgent PC products within the U.S. in addition to new account conversions and improved customer retention rates.

Net sales in the U.S. of our Macroplastique product increased 11%, or $152, to $1,539 for the three months ended December 31, 2013, compared to the same period last year. Net sales in the U.S. of our Macroplastique product increased 1%, or $59 to $4,382 for the nine months ended December 31, 2013, compared to the same period last year.

Net sales to customers outside the U.S. for the three months ended December 31, 2013 increased 11% to $1,645, compared to $1,486 for the three months ended December 31, 2012.   Net sales to customers outside the U.S. for the nine months ended December 31, 2013 increased 5% to $4,700 compared to $4,493 for the nine months ended December 31, 2012.  The increase in sales is attributed to the increase in adoption of the Urgent PC product by our customers, primarily in the United Kingdom.

Urgent PC sales to customers outside of the U.S. of $677 for the three months ended December 31, 2013 increased 22% from $556 for the same period last year.  Urgent PC sales to customers outside of the U.S. of $1,870 for the nine months ended December 31, 2013 increased 15% from $1,622 for the same period last year.  The increase in sales is attributed to the increase in adoption of the product by our customers, primarily in the United Kingdom.

Macroplastique sales to customers outside of the U.S. increased 12% to $755 in the third fiscal quarter over the corresponding year ago period, and declined $8 for the nine months ended December 31, 2013, over the corresponding year ago period.

Gross Profit:  Gross profit was $5,620, or 87.8% of net sales during the three months ended December 31, 2013, and $4,856, or 86.9% of net sales for the three months ended December 31, 2012. Gross profit was $15,948, or 87.5% of net sales during the nine months ended December 31, 2013, and $14,613, or 86.6% of net sales for the nine months ended December 31, 2012. The increase in gross profit percentage of 0.9% for the three and nine month periods is attributed primarily to the favorable impact from product mix, capacity utilization, and reduced royalty payments. Starting with fiscal year 2014, we no longer pay royalties on sales of our bulking agent products in markets outside of the U.S.

General and Administrative Expenses (G&A):  G&A expenses of $1,195 during the three months ended December 31, 2013, increased $136 from $1,059 during the same period in 2012.  This change is primarily due to increased personnel costs.

G&A expenses of $5,166 during the nine months ended December 31, 2013, increased $1,988 from $3,178 during the same period in 2012.  $1,069 of this increase is attributed to changes in executive management, of which $696 is non-cash, share based compensation expense.  Further, we incurred $1,100 in legal and accounting fees pertaining to the review of certain internal control issues in the first and second quarter of this fiscal year.

Index
Research and Development Expenses (R&D):  R&D expenses of $527 during the three months ended December 31, 2013, decreased $8 from $533 during the same period in 2012.  The decrease for the three-month period is attributed primarily to expense in the prior fiscal year for costs incurred for product testing and validation of the planned replacement of components for one of our products.

R&D expenses of $1,436 during the nine months ended December 31, 2013, decreased $260 from $1,696 during the same period in 2012.  The decrease is attributed primarily to a $389 expense in the prior fiscal year for product testing and validation of the planned replacement of components for one of our products, offset by a $137 increase in costs attributed to clinical studies, and a $32 increase in personnel costs.

Selling and Marketing Expenses (S&M):  S&M expenses of $4,546 during the three months ended December 31, 2013, increased $821, from $3,726, during the same period in 2012.  The increase is attributed primarily to a $627 increase in personnel and travel costs due to the expansion and reorganization of our selling and marketing team, an $89 increase in marketing costs related to product promotion and education, advertising, trade shows and conventions, $80 for the newly introduced Medical Device Tax, and an increase of $20 for computer support, maintenance and depreciation for the purchase of tablets.

S&M expenses of $13,497 during the nine months ended December 31, 2013, increased $2,072 from $11,424 during the same period in 2012.   The increase is attributed primarily to an $1,526 increase in personnel and travel costs due to the expansion and reorganization of our selling and marketing team, $225 for the newly introduced Medical Device Tax, a $196 increase in marketing costs related to product promotion and education, advertising, trade shows and conventions, and an increase of $41 for computer support, maintenance and depreciation for the purchase of tablets.

Amortization of Intangibles: Amortization of intangibles was $8 and $216 for the three months ended December 31, 2013 and 2012, respectively. Amortization of intangibles was $22 and $647 for the nine months ended December 31, 2013 and 2012, respectively. In April 2007, we acquired from CystoMedix, Inc., certain intellectual property assets related to the Urgent PC system for $4,700, which became fully amortized in fiscal 2013.

Other Income (Expense):  Other income (expense) includes interest income and foreign currency exchange gains and losses.  Net other income was $3 and $13 for the three months ended December 31, 2013 and 2012, respectively.  Net other income was $14 and $32 for the nine months ended December 31, 2013 and 2012, respectively.  Other income decreased primarily as the result of a decrease in interest income on lower cash and investment balances and interest rates.

Income Tax Expense:  During the three months ended December 31, 2013 and 2012, we recorded income tax expense of $19 and $13, respectively. During the nine months ended December 31, 2013 and 2012, we recorded income tax expense of $50 and $36, respectively. Income tax expense is attributed to our European subsidiaries and to the payment of minimum state taxes in the U.S.

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

Index
Our non-GAAP operating loss during the three months ended December 31, 2013 and 2012 was approximately $277 and $135, respectively.  The increase in non-GAAP operating loss for the three months ended December 31, 2013 over the corresponding period a year ago is attributed to the increase in operating spending, offset slightly by the increase in net sales and gross profit percent.  Our non-GAAP operating loss during the nine months ended December 31, 2013 and 2012 was approximately $2,695 and $858, respectively.  The increase in non-GAAP operating loss for the nine months ended December 31, 2013 over the corresponding period a year ago is attributed to the increase in operating spending (including $1.4 million of cash costs related to our review of internal control over financial reporting and executive management changes), offset slightly by the increase in net sales and gross profit percent.

		Expense Adjustments
Three-Months Ended	GAAP	Share-based Expense	Depreciation	Amortization of Intangibles	Non-GAAP
December 31, 2013
Gross profit	$5,620	$6	$8		$5,634
% of net sales	87.8%				88.1%
Operating expenses
General and administrative	1,195	(197)	(50)		948
Research and development	526	(11)	(1)		514
Selling and marketing	4,546	(75)	(22)		4,449
Amortization	8			$(8)	-
	6,275	(283)	(73)	(8)	5,911

Operating loss	$(655)	$289	$81	$8	$(277)

December 31, 2012
Gross profit	$4,856	$8	$8		$4,872
% of net sales	86.9%				87.2%
Operating expenses
General and administrative	1,059	(146)	(50)		863
Research and development	534	(14)	(1)		519
Selling and marketing	3,725	(87)	(13)		3,625
Amortization	216			$(216)	-
	5,534	(247)	(64)	(216)	5,007

Operating loss	$(678)	$255	$72	$216	$(135)

		Expense Adjustments
Nine-Months Ended	GAAP	Share-based Expense	Depreciation	Amortization of Intangibles	Non-GAAP
December 31, 2013
Gross profit	$15,948	$20	$26		$15,994
% of net sales	87.5%				87.8%
Operating expenses
General and administrative	5,166	(952)	(153)		4,061
Research and development	1,435	(36)	(3)		1,396
Selling and marketing	13,497	(202)	(63)		13,232
Amortization	22			$(22)	-
	20,120	(1,190)	(219)	(22)	18,689

Operating loss	$(4,172)	$1,210	$245	$22	$(2,695)

December 31, 2012
Gross profit	$14,613	$23	$26		$14,662
% of net sales	86.6%				86.9%
Operating expenses
General and administrative	3,178	(340)	(146)		2,692
Research and development	1,696	(40)	(2)		1,654
Selling and marketing	11,425	(208)	(43)		11,174
Amortization	647			$(647)	-
	16,946	(588)	(191)	(647)	15,520

Operating loss	$(2,333)	$611	$217	$647	$(858)

Index
Liquidity and Capital Resources

Cash Flows.

At December 31, 2013, our cash and cash equivalents and short-term investments balances totaled $12,616.

At December 31, 2013, we had working capital of approximately $13,308.

For the nine months ended December 31, 2013, we used $2,265 of cash in operating activities, compared to $632 of cash used during the nine months ended December 31, 2012.  We used this cash primarily to fund the operating loss, net of non-cash charges for depreciation, amortization of intangibles and share-based compensation, of $2,695 during the nine months ended December 31, 2013, and $858 during the nine months ended December 31, 2012.  The nine-month net loss for our current fiscal year includes nonrecurring cash expenses of $348 attributed to changes in executive management and $1,100 for legal and audit fees pertaining to the review of certain internal control issues.

During the nine months ended December 31, 2013, and 2012, we generated $6,930, and $5,779 respectively of net cash from the maturity of marketable securities.

For the nine months ended December 31, 2013, we used $222 to purchase property, plant and equipment compared with approximately $137 for the same period a year ago. The increase is related to the purchase of new computer equipment for our sales force.

Sources of Liquidity.

We believe the $12,616 of cash and short-term investments we maintained at December 31, 2013, is adequate to meet our needs for the next twelve months, and depending upon our profitability, substantially longer.  Although we have historically not generated cash from operations because we have yet to achieve profitability, we anticipate that we will become profitable and generate excess cash from operations prior to the full use of the current available cash and investments.  To achieve this however, we must generate substantially more revenue than we have this quarter or in prior years.

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

Commitments and Contingencies.

We discuss our commitments and contingencies in our Annual Report on Form 10-K for the year ended March 31, 2013. Our operating lease commitments include a long-term lease with Liberty Property Limited Partnership for an 18,258 square foot facility for our U.S. headquarters located at 5420 Feltl Road, Minnetonka, Minnesota.  The lease, effective May 1, 2006, has a term of 96 months and expires on April 1, 2014.  On January 24, 2014 we signed a 62 month lease extension which includes minimum annual lease payments ranging from $153,000 to $169,000 over the course of the lease.

Index
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

None during the quarter ended December 31, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

Index
ITEM 6.	EXHIBITS

Exhibits

31.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished” pursuant to SEC rules, but is deemed not “filed”)

101 Financial statements from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.

Date: February 6, 2014	By: /s/ ROBERT KILL Robert Kill President and Chief Executive Officer

Date: February 6, 2014	By: /s/ BRETT REYNOLDS Brett Reynolds SVP and Chief Financial Officer