Form 10-Q
period 2014-06-30
UROPLASTY INC
filed 2014-07-31
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2014
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

As of June 30, 2014 the registrant had 22,045,893 shares of common stock outstanding.

Table of Contents
INDEX

UROPLASTY INC. AND SUBSIDIARIES

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	March 31, 2014

Assets

Current assets:
Cash and cash equivalents	$10,221,690	$8,681,609
Short-term investments	400,000	3,451,086
Accounts receivable, net	2,614,655	2,875,275
Inventories	609,877	517,217
Other	536,830	507,299
Total current assets	14,383,052	16,032,486

Property, plant, and equipment, net	980,412	997,609

Intangible assets, net	111,654	119,980

Prepaid pension assets	-	855

Deferred tax assets	146,609	150,116

Total assets	$15,621,727	$17,301,046

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	March 31, 2014

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$954,832	$904,879
Current portion – deferred rent	-	2,917
Income taxes payable	24,429	21,922
Accrued liabilities:
Compensation	2,094,907	1,999,966
Other	423,428	479,373
Total current liabilities	3,497,596	3,409,057

Deferred rent – less current portion	25,832	171

Accrued pension liability	715,807	678,118

Total liabilities	4,239,235	4,087,346

Commitments and contingencies

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 22,045,893 and 21,653,835 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively	220,459	216,538
Additional paid-in capital	58,012,759	57,655,628
Accumulated deficit	(46,364,403)	(44,174,071)
Accumulated other comprehensive loss	(486,323)	(484,395)

Total shareholders’ equity	11,382,492	13,213,700

Total liabilities and shareholders’ equity	$15,621,727	$17,301,046

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30
	2014	2013

Net sales	$6,384,629	$5,840,841
Cost of goods sold	791,311	748,047

Gross profit	5,593,318	5,092,794

Operating expenses
General and administrative	1,577,368	1,580,763
Research and development	909,444	479,660
Selling and marketing	5,272,621	4,627,409
Amortization	8,326	6,648
	7,767,759	6,694,480

Operating loss	(2,174,441)	(1,601,686)

Other income (expense)
Interest income	3,012	9,264
Foreign currency exchange gain (loss)	911	(2,695)
	3,923	6,569

Loss before income taxes	(2,170,518)	(1,595,117)

Income tax expense	19,814	14,175

Net loss	$(2,190,332)	$(1,609,292)

Basic and diluted net loss per common share	$(0.10)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted	21,675,524	20,784,900

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30
	2014	2013

Net loss	$(2,190,332)	$(1,609,292)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(789)	20,609
Unrealized gain (loss) on available-for-sale investments	(743)	160
Pension adjustments	(396)	(3,633)
Total other comprehensive income (loss), net of tax	(1,928)	17,136
Comprehensive loss	$(2,192,260)	$(1,592,156)

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Three Months Ended June 30, 2014
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2014	21,653,835	$216,538	$57,655,628	$(44,174,071)	$(484,395)	$13,213,700

Share-based compensation	335,788	3,358	319,946	-	-	323,304

Proceeds from exercise of stock options, net of shares exchanged	56,270	563	37,185	-	-	37,748

Comprehensive loss	-	-	-	(2,190,332)	(1,928)	(2,192,260)

Balance at June 30, 2014	22,045,893	$220,459	$58,012,759	$(46,364,403)	$(486,323)	$11,382,492

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Three Months Ended
	June 30
	2014	2013
Cash flows from operating activities:
Net loss	$(2,190,332)	$(1,609,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	72,584	87,013
Loss (gain) loss on disposal of equipment	1,249	(5,881)
Amortization of premium on marketable securities	343	3,342
Share-based compensation expense	323,304	16,044
Deferred income tax expense	2,205	2,178
Deferred rent	22,744	(9,263)
Changes in operating assets and liabilities:
Accounts receivable, net	263,078	60,458
Inventories	(92,649)	39,773
Other current assets	(30,323)	23,110
Accounts payable	49,797	264,500
Accrued compensation	94,249	19,415
Accrued liabilities	(65,795)	383,436
Accrued pension liability	44,081	40,073
Net cash used in operating activities	(1,505,465)	(685,094)

Cash flows from investing activities:
Proceeds from maturity of available-for-sale investments	3,050,000	1,000,000
Proceeds from maturity of held-to-maturity investments	-	820,000
Purchases of property, plant and equipment	(52,739)	(189,789)
Proceeds from sale of property, plant and equipment	-	6,080
Net cash provided by investing activities	2,997,261	1,636,291

Cash flows from financing activities:
Proceeds from exercise of stock options	48,600	-
Net cash provided by financing activities	48,600	-

Effect of exchange rate changes on cash and cash equivalents	(315)	9,312

Net increase in cash and cash equivalents	1,540,081	960,509

Cash and cash equivalents at beginning of period	8,681,609	3,533,864

Cash and cash equivalents at end of period	$10,221,690	$4,494,373

Cash paid during the period for income taxes	$38,700	$17,770

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

We have prepared our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information not misleading.  The consolidated results of operations for any interim period are not necessarily indicative of results for a full year.  These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended March 31, 2014.

The Condensed Consolidated Financial Statements presented herein as of June 30, 2014 and 2013 and for the three month periods ended June 30, 2014 and 2013 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our Annual Report on Form 10-K for the year ended March 31, 2014.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the three months ended June 30, 2014 and we have made no changes to these policies during fiscal 2015.

2. Newly Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 provides financial statement presentation guidance on whether an unrecognized tax benefit must be presented as either a reduction to a deferred tax asset or separately as a liability.  We adopted ASU No. 2013-11 on April 1, 2014, and the adoption of this update did not have a material impact on our financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in the ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in generally accepted accounting principles (“GAAP”).  Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

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

Index
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”.  The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.”  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this update.  Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in ASU No, 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  We do not believe the adoption of this update will have a material impact on our financial statements.

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

The following table provides the assets carried at fair value measured on a recurring basis.

Asset Class	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2014
Short-term investments:
U.S. Government and Agency debt securities	$400,000	$-	$400,000	$-

March 31, 2014
Short-term investments:
U.S. Government and Agency debt securities	$3,451,000	$-	$3,451,000	$-

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

4. Accounts Receivable

The allowance for doubtful accounts was $24,000 at June 30, 2014 and $25,000 at March 31, 2014.

Index
5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories consist of the following:

	June 30, 2014	March 31, 2014

Raw materials	$134,000	$136,000
Work-in-process	17,000	25,000
Finished goods	459,000	356,000

	$610,000	$517,000

6. Net Loss per Common Share

The following potentially dilutive options to purchase shares of common stock and unvested restricted common stock at June 30 were excluded from diluted net loss per common share because of their anti-dilutive effect, and therefore, basic net loss per common share equals diluted net loss per common share for all periods presented in our Condensed Consolidated Statements of Operations:

	Number of options and unvested restricted stock	Range of stock option exercise prices

June 30, 2014	1,604,000	$0.77 to $2.63
June 30, 2013	445,000	$0.77 to $2.06

7. Share-based Compensation

As of June 30, 2014, we had one active plan for share-based compensation grants.  Under the 2006 Amended Stock and Incentive Plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately.  Under the Plan, we reserved 3,450,000 shares of our common stock for share-based grants.  As of June 30, 2014, we had 440,864 shares remaining that were available for grant.

We recognize share-based compensation expense in our Condensed Consolidated Statement of Operations based on the fair value at the time of grant of the share-based payment over the requisite service period.  We incurred approximately $323,000 and $16,000 in share-based compensation expense for the three months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, we had approximately $1,307,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock options that we expect to recognize over a weighted-average period of 2.08 years.  We also had $1,351,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted shares that we expect to recognize over a weighted-average period of 2.65 years.

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

Index
We determined the fair value of our option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the three months ended June 30:

	2014	2013

Expected life in years	3.47	5.53
Risk-free interest rate	1.0%	0.84%
Expected volatility	68.43%	81.96%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$1.59	$1.42

The expected life selected for options granted during the three months represents the period of time that we expect our options to be outstanding based on management’s expectation of option holder exercise and termination behavior for similar grants.  The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate over the expected life at the time of grant.  Expected volatilities are based upon historical volatility of our stock.  We estimate the forfeiture rate for stock awards to be approximately zero percent for executive employees and directors and approximately 18% for non-executive employees based on our historical experience.

The following table summarizes the activity related to our stock options during the three months ended June 30, 2014:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at March 31, 2014	2,328,043	$3.39	3.85	$1,781,415
Options granted	64,000	3.28
Options exercised	(60,000)	0.81
Options surrendered	(15,426)	5.34

Outstanding at June 30, 2014	2,316,617	$3.44	3.85	$353,140

Exercisable at June 30, 2014	1,233,663	$4.14	1.71	$107,247

The total fair value of stock options that vested during the three months ended June 30, 2014 and 2013 was $95,000 and $180,000, respectively.

Restricted Stock.  Our 2006 Stock and Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted shares.  Restricted shares are subject to risk of forfeiture for termination of employment.  The forfeiture risk generally lapses over a period of three to four years.

The following table summarizes the activity related to our restricted shares during the three months ended June 30, 2014:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value
Balance at March 31, 2014	146,262	$3.38	2.23	$540,000
Shares granted	345,000	3.31
Shares vested	(17,102)	4.75
Shares forfeited	(9,212)	3.94

Balance at June 30, 2014	464,948	$3.27	2.65	$1,246,061

Index
The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our common stock on the grant date.

8. Savings and Retirement Plans

We sponsor various retirement plans for eligible employees in the United States, the United Kingdom (UK), and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $72,000 and $57,000 for the three months ended June 30, 2014, and 2013, respectively.

Our international subsidiaries have defined benefit retirement plans for eligible employees.  These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans.

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three month period ended June 30:

	Three Months Ended June 30
	2014	2013

Gross service cost	$36,000	$31,000
Interest cost	37,000	34,000
Expected return on assets	(27,000)	(20,000)
Amortization	1,000	2,000
Net periodic retirement cost	$47,000	$47,000

9. Business Segment Information

We aggregate our operating segments into one reportable segment in accordance with the objectives and principles of the applicable guidance.

Net sales to customers outside the United States for the three months ended June 30, 2014 and 2013 represented 29% and 27%, respectively, of our consolidated net sales.

Information regarding net sales to customers by geographic area for the three months ended June 30 is as follows:

	United States	United Kingdom	All Other Foreign Countries (1)	Consolidated

Three months ended June 30, 2014	$4,533,000	$697,000	$1,155,000	$6,385,000

Three months ended June 30, 2013	$4,285,000	--	$1,556,000	$5,841,000

(1)	No other country accounts for 10% or more of the consolidated net sales.

Index
Information regarding geographic area in which we maintain long-lived assets is as follows:

	United States	All Other Foreign Countries (1)	Consolidated

June 30, 2014	$363,000	$617,000	$980,000

March 31, 2014	$379,000	$619,000	$998,000

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We recommend that you read this quarterly report on Form 10-Q in conjunction with our annual report on Form 10-K for the year ended March 31, 2014.

Forward-looking Statements

This Form 10-Q contains “forward-looking statements” relating to projections, plans, objectives, estimates, and other statements of future economic performance.  These forward-looking statements are subject to known and unknown risks and uncertainties relating to our future performance that may cause our actual results, performance, or achievements, or industry results, to differ materially from those expressed or implied in any such forward-looking statements.  Our business operates in highly competitive markets and our ability to achieve the results implied by our forward looking statements is subject to changes in general economic conditions, competition, reimbursement levels, customer and market preferences, government regulation, the impact of tax regulation, foreign exchange rate fluctuations, the degree of market acceptance of products, the uncertainties of potential litigation, as well as other risks and uncertainties detailed elsewhere herein and in our Annual Report filed on Form 10-K for the year ended March 31, 2014.

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

We have identified in our Annual Report on Form 10-K for the year ended March 31, 2014, our “critical accounting policies,” which are certain accounting policies that we consider important to the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  Management made no significant changes to the Company’s critical accounting policies during the three months ended June 30, 2014.

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

Index
We believe physicians prefer our products because they offer effective therapies for patients that can be administered in office or outpatient surgical-based settings and, to the extent reimbursement is available, provide the physicians a profitable revenue stream.  We believe patients prefer our products because they are minimally invasive treatment alternatives that do not have the side effects associated with pharmaceutical treatment options nor the higher adverse events associated with other alternate treatment options.

Our sales are and have been significantly influenced by the availability of third-party reimbursement for PTNS treatments.  Effective January 2011, the American Medical Association (“AMA”) granted a Category 1 Current Procedural Terminology (“CPT”) code for PTNS treatments.  As a result, we have continued to expand our U.S. field sales and support organization and as of June 30, 2014, we employed 43 sales representatives, 6 field based clinical support specialists and 5 Regional Sales Directors.

We have focused our efforts on expanding reimbursement coverage with Medicare carriers and private payers by instituting a comprehensive program to educate their medical directors regarding the clinical effectiveness, cost effectiveness and patient benefits of PTNS treatments using our Urgent PC System.  As of July 15, 2014, regional Medicare carriers covering 40 states and the District of Columbia, with approximately 40 million covered lives, provide coverage for PTNS treatments.  In addition, we estimate that private payers insuring approximately 133 million lives provide coverage for PTNS treatments.  As of July 15, 2014, only one regional Medicare carrier representing 10 states, with approximately 10 million covered lives, did not provide for reimbursement coverage for PTNS treatments.  Increasing coverage from private payers, as well as obtaining reimbursement from the sole regional Medicare carrier not to provide coverage for PTNS, is a key element of our strategy.

We expect to continue to emphasize sales of our Urgent PC System in the United States and internationally.  In fiscal 2014, we implemented new sales strategies and refocused the sales organization.  We will continue to emphasize generating greater patient and physician awareness of our Urgent PC System, and on training physicians in the proper use and clinical benefits of our Urgent PC System for OAB.  As part of this process, we intend to hire additional clinical support specialists in some of our markets during fiscal 2015 and plan to expand our call point beyond our historical focus on urologists.  Specifically, we plan to expand our call point to include gynecologists, urogynecologists and the senior care market as we look to accelerate the growth of our Urgent PC System.  We do not expect to see significant growth in our Macroplastique business, because we believe it is a small, mature market that is more competitively penetrated than the market for OAB treatment using PTNS.

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

Results of Operations

Three months ended June 30, 2014 compared to three months ended June 30, 2013.

Net Sales:  During the three months ended June 30, 2014, consolidated net sales of $6,385,000 represented a $544,000, or a 9% increase, over net sales of $5,841,000 for the three months ended June 30, 2013. The increase in consolidated net sales for the three months ended June 30, 2014 was due to global sales growth of 19% of our Urgent PC System.

Net sales in the U.S. of our Urgent PC System increased 13% to $3,130,000 for the three months ended June 30, 2014, up from $2,773,000 for the same period last year.  Net sales increased as a result of improved sales execution of our Urgent PC System within the U.S. resulting in new account conversions and higher utilization by our active customers. Urgent PC System sales to customers outside of the U.S. were $930,000 for the three months ended June 30, 2014, an increase of 48% from $627,000 in the same period last year.  The increase in sales is attributed to the increase in adoption of the product by our customers, primarily in markets where we sell to hospitals directly.

Global sales of our Macroplastique product declined 4%, or $95,000, to $2,080,000 for the three months ended June 30, 2014. Net sales decreased as a result of continued focus on our Urgent PC System.  Net sales in the U.S. of our Macroplastique product decreased 8%, or $115,000, to $1,373,000 for the three months ended June 30, 2014, compared to $1,488,000 for the three months ended June 20, 2013. Macroplastique sales to customers outside of the U.S. of $706,000 for the three months ended June 30, 2014 increased 3% from $686,000 for the same period last year. On a full year basis we expect Macroplastique revenue in fiscal 2015 to be flat with fiscal 2014, but we expect quarterly variations.

Index
Net sales to customers in the U.S. of $4,532,000 during the three months ended June 30, 2014, represented an increase of $247,000, or 6%, over net sales of $4,285,000 for the three months ended June 30, 2013. Net sales to customers outside the U.S. for the three months ended June 30, 2014 increased 19% to $1,852,000, compared to $1,555,000 for the three months ended June 30, 2013.

Gross Profit:  Gross profit was $5,593,000, or 87.6% of net sales during the three months ended June 30, 2014, and $5,093,000, or 87.2% of net sales for the three months ended June 30, 2013.  The increase in gross profit percentage of 0.4% for the three month period is attributed primarily to the favorable impact from product mix.

General and Administrative Expenses (G&A):  G&A expenses of $1,577,000 during the three months ended June 30, 2014, decreased $4,000 from $1,581,000 during the same period in 2013.

Research and Development Expenses (R&D):  R&D expenses of $918,000 during the three months ended June 30, 2014, increased $431,000 from $487,000 during the same period in 2013.  The increase is attributed primarily to severance expense, higher enrollments in human clinical studies and higher personnel costs.

Selling and Marketing Expenses (S&M):  S&M expenses of $5,273,000 during the three months ended June 30, 2014, increased $646,000, from $4,627,000, during the same period in 2013.  The increase is attributed primarily to a $513,000 increase in personnel costs, as all forty-three sales territories were staffed in the first quarter of this fiscal year, versus thirty-eight territories staffed a year ago, as well as the addition of six clinical specialists in the second half of fiscal 2014. Marketing costs also increased, due to spending for product promotion and education, advertising, trade shows and conventions.

Amortization of Intangibles: Amortization of intangibles was $8,000 and $7,000 for the three months ended June 30, 2014 and 2013, respectively.

Other Income (Expense):  Other income (expense) includes interest income and foreign currency exchange gains and losses.  Net other income was $4,000 and $7,000 for the three months ended June 30, 2014 and 2013, respectively.

Income Tax Expense:  During the three months ended June 30, 2014 and 2013, we recorded income tax expense of $20,000 and $14,000, respectively. Income tax expense is attributed to our European subsidiaries and to the payment of minimum taxes in the U.S.

Non-GAAP Financial Measures:  The following table reconciles our operating loss calculated in accordance with accounting principles generally accepted in the U.S. (“GAAP”) to non-GAAP financial measures that exclude non-cash charges for share-based compensation, depreciation and amortization from gross profit, operating expenses and operating loss.  The non-GAAP financial measures used by management and disclosed by us are not a substitute for, or superior to, financial measures and consolidated financial results calculated in accordance with GAAP, and you should carefully evaluate our reconciliations to non-GAAP.  We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies.  Therefore, our non-GAAP financial measures may not be comparable to those used by other companies.  We have described the reconciliations of each of our non-GAAP financial measures described above to the most directly comparable GAAP financial measures.

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

Our non-GAAP operating loss during the three months ended June 30, 2014 and 2013 was approximately $1,778,000 and $1,499,000 respectively.  The increase in non-GAAP operating loss for the three months ended June 30, 2014 over the corresponding period a year ago is attributed to the increase in operating spending, offset partially by the increase in net sales and gross profit.

Index
		Expense Adjustments
Three-Months Ended	GAAP	Share-based Expense	Depreciation	Amortization of Intangibles	Non-GAAP
June 30, 2014
Gross profit	$5,593,000	$13,000	$5,000	$-	$5,611,000
% of net sales	87.6%				87.9%
Operating expenses
General and administrative	1,577,000	(212,000)	(39,000)	-	1,326,000
Research and development	909,000	(18,000)	(1,000)	-	890,000
Selling and marketing	5,273,000	(80,000)	(20,000)	-	5,173,000
Amortization	8,000	-	-	(8,000)	-
	7,767,000	(310,000)	(60,000)	(8,000)	7,389,000

Operating loss	$(2,174,000)	$323,000	$65,000	$8,000	$(1,778,000)

June 30, 2013
Gross profit	$5,093,000	$8,000	$9,000	$-	$5,110,000
% of net sales	87.2%				87.5%
Operating expenses
General and administrative	1,581,000	79,000	(51,000)	-	1,609,000
Research and development	480,000	(14,000)	(1,000)	-	465,000
Selling and marketing	4,627,000	(73,000)	(19,000)	-	4,535,000
Amortization	7,000	-	-	(7,000)	-
	6,695,000	(8,000)	(71,000)	(7,000)	6,609,000

Operating loss	$(1,602,000)	$16,000	$80,000	$7,000	$(1,499,000)

Liquidity and Capital Resources

Cash Flows.

At June 30, 2014, our cash and cash equivalents and short-term investments balances totaled $10,621,690.

At June 30, 2014, we had working capital of approximately $10,885,000.

For the three months ended June 30, 2014, we used $1,505,000 of cash in operating activities, compared to $685,000 of cash used during the three months ended June 30, 2013.  We used this cash primarily to fund the operating loss, net of non-cash charges for depreciation, amortization of intangibles and share-based compensation, of $1,780,000 during the three months ended June 30, 2014, and $1,500,000 during the three months ended June 30, 2013.

During the three months ended June 30, 2014, and 2013, we generated $3,000,000 and $1,800,000, respectively, of net cash from the maturity of marketable securities.

For the three months ended June 30, 2014, we used $53,000 to purchase property, plant and equipment compared with approximately $190,000 for the same period a year ago. The decrease is related to the purchase of new computer equipment for our sales force which occurred in the first quarter of fiscal 2014.

Sources of Liquidity.

We believe the $10,622,000 of cash and short-term investments we maintained at June 30, 2014, is adequate to meet our needs for the next twelve months, and depending upon our cash from operations and profitability, substantially longer.

Index
Commitments and Contingencies.

We discuss our commitments and contingencies in our Annual Report on Form 10-K for the year ended March 31, 2014. Our operating lease commitments include a long-term lease with Liberty Property Limited Partnership for an 18,258 square foot facility for our U.S. headquarters located at 5420 Feltl Road, Minnetonka, Minnesota.  The lease, which had an original expiration date of in April 2014, was amended in January 2014.  The amended lease begins on May 1, 2014, has a term of 62 months and requires average annual minimum lease payments of approximately $154,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 for a complete discussion on our market risk.  There have been no material changes in market risk during the fiscal quarter ended June 30, 2014.

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

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to material affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report, are described in our Annual Report on Form 10-K (Item 1A. Risk Factors), for the fiscal year ended March 31, 2014. There has been no material change in those risk factors during the fiscal quarter ended June 30, 2014.

Index
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information regarding the Company’s stock repurchases during the three months ended June 30, 2014 is as follows:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 - April 30, 2014	-	-	-	-
May 1, 2014 - May 31, 2014	-	-	-	-
June 1, 2014 - June 30, 2014	3,730	$2.91	-	-
Total	3,730	$2.91	-	-

(a)	Represent shares surrendered to cover tax obligation for restricted stock vested.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1. Amended & Restated By Laws of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed November 20, 2009).

3.2. Restated Articles of Incorporation of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed October 18, 2007 (File No. 333-146787)).

10.1. Separation Agreement dated April 28, 2014 between Uroplasty and Nancy Kolb (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated May 21, 2014).

10.2. Amendment to the Employment Agreement between Uroplasty, Inc. and Robert C. Kill dated May 29, 2014 (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated June 3, 2014).

31.1. Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1. Certification by the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this Exhibit is “furnished herewith pursuant to SEC rules, but is deemed not “filed”).

101. Financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

Index
SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.
Date: July 31, 2014	By: /s/ ROBERT KILL Robert Kill President, Chief Executive Officer and Chairman of the Board
Date: July 31, 2014	By: /s/ BRETT REYNOLDS Brett Reynolds Senior Vice President, Chief Financial Officer and Corporate Secretary