Form 10-Q
period 2014-09-30
UROPLASTY INC
filed 2014-10-31
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2014
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

As of September 30, 2014 the registrant had 22,131,518 shares of common stock outstanding.

Table of Contents
INDEX

UROPLASTY INC. AND SUBSIDIARIES

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	March 31, 2014

Assets

Current assets:
Cash and cash equivalents	$9,540,168	$8,681,609
Short-term investments	-	3,451,086
Accounts receivable, net	2,663,403	2,875,275
Inventories	526,367	517,217
Other	518,135	507,299
Total current assets	13,248,073	16,032,486

Property, plant, and equipment, net	952,910	997,609

Intangible assets, net	103,428	119,980

Prepaid pension assets	-	855

Deferred tax assets	136,406	150,116

Total assets	$14,440,817	$17,301,046

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	March 31, 2014

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$670,832	$904,879
Current portion – deferred rent	-	2,917
Income taxes payable	28,017	21,922
Accrued liabilities:
Compensation	2,105,483	1,999,966
Other	472,771	479,373
Total current liabilities	3,277,103	3,409,057

Deferred rent – less current portion	26,238	171

Accrued pension liability	588,733	678,118

Total liabilities	3,892,074	4,087,346

Commitments and contingencies	-	-

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 22,131,518 and 21,653,835 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	221,315	216,538
Additional paid-in capital	58,368,739	57,655,628
Accumulated deficit	(47,444,650)	(44,174,071)
Accumulated other comprehensive loss	(596,661)	(484,395)

Total shareholders’ equity	10,548,743	13,213,700

Total liabilities and shareholders’ equity	$14,440,817	$17,301,046

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30		September 30
	2014	2013	2014	2013

Net sales	$6,454,630	$5,976,875	$12,839,259	$11,817,716
Cost of goods sold	753,225	741,842	1,544,536	1,489,889

Gross profit	5,701,405	5,235,033	11,294,723	10,327,827

Operating expenses
General and administrative	1,288,297	2,390,610	2,865,665	3,971,373
Research and development	651,035	428,763	1,560,479	908,423
Selling and marketing	4,818,704	4,323,084	10,091,325	8,950,493
Amortization	8,226	7,826	16,552	14,474
	6,766,262	7,150,283	14,534,021	13,844,763

Operating loss	(1,064,857)	(1,915,250)	(3,239,298)	(3,516,936)

Other income (expense)
Interest income	1,833	5,476	4,845	14,740
Foreign currency exchange gain (loss)	(2,190)	(1,339)	(1,279)	(4,034)
	(357)	4,137	3,566	10,706

Loss before income taxes	(1,065,214)	(1,911,113)	(3,235,732)	(3,506,230)

Income tax expense	15,032	16,367	34,847	30,542

Net loss	$(1,080,246)	$(1,927,480)	$(3,270,579)	$(3,536,772)

Basic and diluted net loss per common share	$(0.05)	$(0.09)	$(0.15)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	21,617,675	21,076,570	21,693,989	20,921,693

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2014	2013	2014	2013

Net loss	$(1,080,246)	$(1,927,480)	$(3,270,579)	$(3,536,772)

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	(135,688)	72,811	(136,477)	93,419

Unrealized gain (loss) on available-for-sale investments	(32)	2,657	(775)	2,817

Pension adjustments	25,382	(15,923)	24,986	(19,555)

Total other comprehensive income (loss), net of tax	(110,338)	59,545	(112,266)	76,681

Comprehensive loss	$(1,190,584)	$(1,867,935)	$(3,382,845)	$(3,460,091)

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
 UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Six Months Ended September 30, 2014
(Unaudited)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2014	21,653,835	$216,538	$57,655,628	$(44,174,071)	$(484,395)	$13,213,700

Share-based compensation	396,413	3,964	656,927	-	-	660,891

Proceeds from exercise of stock options, net of shares exchanged	81,270	813	56,184	-	-	56,997

Comprehensive loss	-	-	-	(3,270,579)	(112,266)	(3,382,845)

Balance at September 30, 2014	22,131,518	$221,315	$58,368,739	$(47,444,650)	$(596,661)	$10,548,743

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ended
	September 30
	2014	2013
Cash flows from operating activities:
Net loss	$(3,270,579)	$(3,536,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	139,252	179,123
Loss (gain) loss on disposal of equipment	834	(5,000)
Amortization of premium on marketable securities	311	6,070
Share-based compensation expense	660,891	920,729
Deferred income tax expense	1,973	4,979
Deferred rent	23,150	(18,526)
Changes in operating assets and liabilities:
Accounts receivable, net	155,498	197,216
Inventories	(10,822)	97,787
Other current assets	(18,093)	127,104
Accounts payable	(230,103)	51,232
Accrued compensation	113,132	(51,129)
Accrued liabilities	(5,669)	(78,619)
Accrued pension liability	(35,524)	(137,089)
Net cash used in operating activities	(2,475,749)	(2,242,895)

Cash flows from investing activities:
Proceeds from maturity of available-for-sale investments	3,450,000	2,000,000
Proceeds from maturity of held-to-maturity investments	-	3,940,000
Purchases of property, plant and equipment	(128,041)	(208,768)
Proceeds from sale of property, plant and equipment	1,552	6,773
Payments for intangible assets	-	(41,300)
Net cash provided by investing activities	3,323,511	5,696,705

Cash flows from financing activities:
Proceeds from exercise of stock options	67,850	69,360
Net cash provided by financing activities	67,850	69,360

Effect of exchange rate changes on cash and cash equivalents	(57,053)	34,724

Net increase in cash and cash equivalents	858,559	3,557,894

Cash and cash equivalents at beginning of period	8,681,609	3,533,864

Cash and cash equivalents at end of period	$9,540,168	$7,091,758

Cash paid during the period for income taxes	$42,715	$25,334

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

We have prepared our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted, pursuant to such rules and regulations, although we believe that our disclosures are adequate to make the information not misleading.  The consolidated results of operations for any interim period are not necessarily indicative of results for a full year.  These Condensed Consolidated Financial Statements, presented herein, should be read in conjunction with the audited consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended March 31, 2014.

The Condensed Consolidated Financial Statements presented herein as of September 30, 2014 and March 31, 2014 and for the three- and six- month periods ended September 30, 2014 and 2013 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our annual report on Form 10-K for the year ended March 31, 2014.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the six months ended September 30, 2014 and we have made no changes to these policies during fiscal 2015.

2. Newly Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU No. 2013-11 provides financial statement presentation guidance on whether an unrecognized tax benefit must be presented as either a reduction to a deferred tax asset or separately as a liability.  We adopted ASU No. 2013-11 on April 1, 2014 and the adoption of this update did not have a material impact on our financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in GAAP.  Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. This disclosure will provide users with information about the ongoing trends in a reporting organization’s results from continuing operations. The amendments in ASU No. 2014-08 are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2014.  We do not believe the adoption of this update will have a material impact on our financial statements.

In May 2014, the FASB has issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The guidance in this update supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition.” In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (for example, assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this update. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We do not believe the adoption of this update will have a material impact on our financial statements.

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

The following table provides the assets carried at fair value measured on a recurring basis.

Asset Class	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2014
Short-term investments:
U.S. Government and Agency debt securities	$-	$-	$-	$-

March 31, 2014
Short-term investments:
U.S. Government and Agency debt securities	3,451,000	-	3,451,000	-

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

4. Accounts Receivable

The allowance for doubtful accounts and sales returns was $35,000 at September 30, 2014 and $44,000 at March 31, 2014.

Index
5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories consist of the following:

	September 30, 2014	March 31, 2014

Raw materials	$128,000	$136,000
Work-in-process	17,000	25,000
Finished goods	381,000	356,000

	$526,000	$517,000

6. Net Loss per Common Share

The following potentially dilutive options to purchase shares of common stock and unvested restricted common stock at September 30 were excluded from diluted net loss per common share because of their anti-dilutive effect, and therefore, basic net loss per common share equals diluted net loss per common share for all periods presented in our Condensed Consolidated Statements of Operations:

	Number of options and unvested restricted stock	Range of stock option exercise prices

September 30, 2014	1,506,739	$2.06 to $2.50
September 30, 2013	1,802,564	$0.77 to $3.25

7. Share-based Compensation

As of September 30, 2014, we had one active plan for share-based compensation grants.  Under the 2006 Amended Stock and Incentive Plan, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately.  Under the plan, we reserved 3,450,000 shares of our common stock for share-based grants.  As of September 30, 2014, we had 360,531 shares remaining that were available for grant.

We recognize share-based compensation expense in our Condensed Consolidated Statement of Operations based on the fair value at the time of grant of the share-based payment over the requisite service period.  We incurred approximately $661,000 and $921,000 in share-based compensation expense for the six months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, we had approximately $1,161,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock options that we expect to recognize over a weighted-average period of 1.9 years.  We also had $1,353,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted shares that we expect to recognize over a weighted-average period of 2.2 years.

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

We determined the fair value of our option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the six months ended September 30:

Index
	2014	2013

Expected life in years	2.81	4.51
Risk-free interest rate	1.0%	1.35%
Expected volatility	66.41%	89.43%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$1.21	$1.65

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

The following table summarizes the activity related to our stock options during the six months ended September 30, 2014:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at March 31, 2014	2,328,043	$3.39	3.85	$1,781,415
Options granted	131,300	2.98
Options exercised	(85,000)	0.80
Options surrendered	(163,018)	5.02

Outstanding at September 30, 2014	2,211,325	$3.34	3.75	$117,780

Exercisable at September 30, 2014	1,402,997	$3.74	2.50	$39,994

The total fair value of stock options that vested during the six months ended September 30, 2014 and 2013 was $620,000 and $315,000, respectively.

Restricted Stock.  Our 2006 Stock and Incentive Plan also permits our Compensation Committee to grant other stock-based benefits, including restricted shares.  Restricted shares are subject to risk of forfeiture for termination of employment.  The forfeiture risk generally lapses over a period of three to four years.

The following table summarizes the activity related to our restricted shares during the six months ended September 30, 2014:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value
Balance at March 31, 2014	146,262	$3.38	2.23	$540,000
Shares granted	405,625	3.25

Shares vested	(50,436)	3.57
Shares forfeited	(9,212)	3.94

Balance at September 30, 2014	492,239	$3.24	2.20	$1,230,598

Index
The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our common stock on the grant date.

8. Savings and Retirement Plans

We sponsor various retirement plans for eligible employees in the United States, the United Kingdom, and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $137,000 and $113,000 for the six months ended September 30, 2014, and 2013, respectively.

Our international subsidiaries have defined benefit retirement plans for eligible employees.  These plans provide benefits based on the employee’s years of service and compensation during the years immediately preceding retirement, termination, disability, or death, as defined in the plans.

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three- and six-month periods ended September:

	Three Months Ended September 30		Six Months Ended September 30
	2014	2013	2014	2013

Gross service cost	$36,000	$31,000	$71,000	$62,000
Interest cost	35,000	34,000	73,000	69,000
Expected return on assets	(27,000)	(20,000)	(54,000)	(40,000)
Amortization	1,000	2,000	2,000	3,000
Net periodic retirement cost	$45,000	$47,000	$92,000	$94,000

9. Business Segment Information

We aggregate our operating segments into one reportable segment in accordance with the objectives and principles of the applicable guidance.

Net sales to customers outside the United States for the three months ended September 30, 2014 and 2013 represented 24% and 25%, respectively, of our consolidated net sales. Net sales to customers outside the United States for the six months ended September 30, 2014 and 2013 represented 27% and 26%, respectively, of our consolidated net sales.

Information regarding net sales to customers by geographic area for the three and six months ended September 30 is as follows:

	United States	United Kingdom	All Other Foreign Countries (1)	Consolidated

Three months ended September 30, 2014	$4,896,000	$627,000	$932,000	$6,455,000

Three months ended September 30, 2013	$4,478,000	$575,000	$924,000	$5,977,000

Six months ended September 30, 2014	$9,429,000	$1,287,000	$2,123,000	$12,839,000

Six months ended September 30, 2013	$8,763,000	$1,122,000	$1,933,000	$11,818,000

(1)	No other country accounts for 10% or more of the consolidated net sales.

Index
Information regarding geographic area in which we maintain long-lived assets is as follows:

	United States	All Other Foreign Countries (1)	Consolidated

September 30, 2014	$385,000	$568,000	$953,000

March 31, 2014	$379,000	$619,000	$998,000

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, which require us to make estimates and assumptions in certain circumstances that affect amounts reported.  In preparing these consolidated financial statements, we have made our best estimates and judgments of certain amounts, giving due consideration to materiality.

We have identified in our annual report on Form 10-K for the year ended March 31, 2014, our “critical accounting policies,” which are certain accounting policies that we consider important to the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  Management made no significant changes to our critical accounting policies during the six months ended September 30, 2014.

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

Our sales are and have been significantly influenced by the availability of third-party reimbursement for PTNS treatments.  Effective January 2011, the American Medical Association (“AMA”) granted a Category 1 Current Procedural Terminology (“CPT”) code for PTNS treatments.  As a result, we have continued to expand our U.S. field sales and support organization and as of September 30, 2014, we employed 43 sales representatives, 9 field based clinical support specialists and 6 Regional Sales Directors.

We have focused our efforts on expanding reimbursement coverage with Medicare carriers and private payers by instituting a comprehensive program to educate their medical directors regarding the clinical effectiveness, cost effectiveness and patient benefits of PTNS treatments using our Urgent PC System.  Effective August 10, 2014, National Government Services (NGS), which represents 10 states with approximately 10 million covered lives, issued a positive coverage decision for PTNS for the treatment of urinary urgency, urinary frequency and urge incontinence. With this positive coverage decision, access to PTNS treatments is now available to all 50 million Medicare beneficiaries across the country. In addition, we estimate that private payers insuring approximately 133 million lives provide coverage for PTNS treatments.

We expect to continue to emphasize sales of our Urgent PC System in the United States and internationally.  In fiscal 2014 and continuing in fiscal 2015, we implemented new sales strategies and refocused the sales organization.  We will continue to emphasize generating greater patient and physician awareness of our Urgent PC System, and on training physicians in the proper use and clinical benefits of our Urgent PC System for OAB.  As part of this process, we hired three additional clinical support specialists during fiscal 2015 and expect to hire three more in the second half of fiscal 2015. We have started to expand our call point beyond our historical focus on urologists.  Specifically, we are expanding our call point to include gynecologists and urogynecologists as well as exploring opportunities in  the senior living market as we look to accelerate the growth of our Urgent PC System.  We do not expect to see significant growth in our Macroplastique business, because we believe it is a small, mature market that is more competitively penetrated than the market for OAB treatment using PTNS.

Another key focus in fiscal 2015 will be investments in research and development to build our product pipeline.  Enrollment for our pilot clinical trial for fecal incontinence in the United States using our Urgent PC System is completed. We have been advised by the FDA that a pivotal trial using Urgent PC for fecal incontinence will need an endpoint of at least six months. Accordingly, we plan to evaluate six month outcomes data for all thirty patients enrolled in our U.S. fecal incontinence pilot study and also evaluate the six month outcomes from a large randomized trial – the CONFIDeNT study of percutaneous tibial nerve stimulation for fecal incontinence in the United Kingdom that is currently in progress. Based on this development, we will defer making a decision on whether or not we will invest in a U.S. pivotal study for fecal incontinence until we have had an opportunity to thoroughly review the six month data, which will be sometime in early calendar year 2015. We are also researching other potential indication expansions in the pelvic health area, as well as exploring opportunities to expand our product portfolio through business development activities.  Our focus will be on capitalizing upon our leverage at the call point created by our strong distribution channel.

Results of Operations

Three and six months ended September 30, 2014 compared to three and six months ended September 30, 2013.

Net Sales:  During the three months ended September 30, 2014, consolidated net sales of $6,455,000 represented a $478,000, or an 8% increase, over net sales of $5,977,000 for the three months ended September 30, 2013. The increase in consolidated net sales for the three months ended September 30, 2014 was due to global sales growth of 17% of our Urgent PC System. During the six months ended September 30, 2014, consolidated net sales of $12,839,000 represented a $1,021,000, or a 9% increase, over net sales of $11,818,000 for the six months ended September 30, 2013. The increase in consolidated net sales for the six months ended September 30, 2014 was due to global sales growth of 18% of our Urgent PC System.

Index
Net sales in the U.S. of our Urgent PC System increased 16% to $3,527,000 for the three months ended September 30, 2014, up from $3,051,000 for the same period last year.  Net sales to customers in the U.S. of our Urgent PC System were $6,657,000 during the six months ended September 30, 2014, represented an increase of $832,000, or 14%, over net sales of $5,825,000 for the six months ended September 30, 2013.  Net sales increased as a result of improved sales execution within the U.S. resulting in new account conversions, a higher number of active customers and higher utilization by our active customers.

Urgent PC System sales to customers outside of the U.S. were $725,000 for the three months ended September 30, 2014, an increase of 28% from $567,000 in the same period last year.  Urgent PC System sales to customers outside of the U.S. were $1,655,000 for the six months ended September 30, 2014, an increase of 39% from $1,194,000 in the same period last year.  The increase in sales is attributed to the increase in adoption of the product by our customers, primarily in markets where we sell to hospitals directly.

Global sales of our Macroplastique product declined 4%, or $79,000, to $1,924,000 for the three months ended September 30, 2014, and declined 4%, or $174,000, to $4,004,000 for the six months ended September 30, 2014. Net sales decreased as a result of continued focus on our Urgent PC System.

Net sales in the U.S. of our Macroplastique product decreased 1%, or $15,000, to $1,340,000 for the three months ended September 30, 2014, compared to $1,355,000 for the three months ended September 30, 2013. Net sales in the U.S. of our Macroplastique product decreased 5%, or $129,000, to $2,714,000 for the six months ended September 30, 2014, compared to $2,843,000 for the six months ended September 20, 2013. The sales decrease is attributed to the shift in sales focus from Macroplastique to Urgent PC.

Macroplastique sales to customers outside of the U.S. declined 10% to $584,000 in the second fiscal quarter over the corresponding year ago period, and declined 3% to $1,290,000 for the six months ended September 30, 2014, over the corresponding year ago period. The sales decrease is attributed primarily to the shift in sales focus from Macroplastique to Urgent PC.

Sales for our PTQ Implants, VOX Implants and our distributed products, which are sold internationally, decreased 19% to $234,000 for the three months ended September 30, 2014, compared to $288,000 for the three months ended September 30, 2013. The sales of these products declined 17% to $426,000 for the six months ended September 30, 2014, compared to $515,000 for the three months ended September 30, 2013.

Net sales to customers in the U.S. of $4,897,000 during the three months ended September 30, 2014, represented an increase of $419,000, or 9%, over net sales of $4,478,000 for the three months ended September 30, 2013. Net sales to customers in the U.S. of $9,429,000 during the six months ended September 30, 2014, represented an increase of $666,000, or 8%, over net sales of $8,763,000 for the six months ended September 30, 2013.

Net sales to customers outside the U.S. for the three months ended September 30, 2014 increased 4% to $1,558,000, compared to $1,499,000 for the three months ended September 30, 2013. Net sales to customers outside the U.S. for the six months ended September 30, 2014 increased 12% to $3,410,000, compared to $3,055,000 for the six months ended September 30, 2013.

Gross Profit:  Gross profit was $5,701,000, or 88.3% of net sales during the three months ended September 30, 2014, and $5,235,000, or 87.6% of net sales for the three months ended September 30, 2013.  Gross profit was $11,295,000, or 88.0% of net sales during the six months ended September 30, 2014, and $10,328,000, or 87.4% of net sales for the six months ended September 30, 2013.  The increase in gross profit percentage for the three month period and the six month period ended September 30, 2014 is attributed primarily to the favorable product mix.

General and Administrative Expenses (G&A):  G&A expenses of $1,288,000 during the three months ended September 30, 2014, decreased $1,103,000 from $2,391,000 during the same period in 2013. In the three month period ended September 30, 2013 there were one-time charges for legal and accounting fees pertaining to the review of certain internal control issues and executive management changes. The decrease in G&A expenses were driven by a decrease in legal and accounting fees of $375,000 and a decrease in personnel costs of $728,000.

G&A expenses of $2,866,000 during the six months ended September 30, 2014, decreased $1,105,000 from $3,971,000 during the same period in 2013.  In the six month period ended September 30, 2013 there were one-time charges for legal and accounting fees pertaining to the review of certain internal control issues and executive management changes. The decrease in G&A expenses were driven by a decrease in legal and accounting fees of $709,000 and personnel costs of $396,000.

Index
Research and Development Expenses (R&D):  R&D expenses of $651,000 during the three months ended September 30, 2014, increased $222,000 from $429,000 during the same period in 2013.  The increase is attributed primarily to higher enrollments in human clinical studies and higher personnel costs.

R&D expenses of $1,560,000 during the six months ended September 30, 2014, increased $652,000 from $908,000 during the same period in 2013.  The increase is attributed primarily to higher enrollments in human clinical studies, higher personnel costs and severance expense.

Selling and Marketing Expenses (S&M):  S&M expenses of $4,819,000 during the three months ended September 30, 2014, increased $496,000, from $4,323,000, during the same period in 2013.  The increase is attributed primarily to a $554,000 increase in sales personnel costs, as forty-three sales territories were fully staffed as of September 30, 2014, versus thirty-nine territories staffed a year ago, as well as the addition of three clinical specialists in the second quarter of fiscal 2015.

S&M expenses of $10,091,000 during the six months ended September 30, 2014, increased $1,141,000, from $8,950,000, during the same period in 2013.  The increase is attributed primarily to a $1,088,000 increase in sales personnel costs, as forty-three sales territories were fully staffed as of September 30, 2014, versus thirty-nine territories staffed a year ago, as well as the addition of three clinical specialists in the first half of fiscal 2015. Increased activity for conferences and training in the first half of fiscal 2015 as compared to the first half of fiscal 2014 also contributed to the increase.

Amortization of Intangibles: Amortization of intangibles was $8,000 and $8,000 for the three months ended September 30, 2014 and 2013, respectively. Amortization of intangibles was $17,000 and $15,000 for the six months ended September 30, 2014 and 2013, respectively.

Other Income (Expense):  Other income (expense) includes interest income and foreign currency exchange gains and losses.  Net other income was $0 and $4,000 for the three months ended September 30, 2014 and 2013, respectively. Net other income was $4,000 and $11,000 for the six months ended September 30, 2014 and 2013, respectively.

Income Tax Expense:  During the three months ended September 30, 2014 and 2013, we recorded income tax expense of $15,000 and $16,000, respectively. During the six months ended September 30, 2014 and 2013, we recorded income tax expense of $35,000 and $31,000, respectively. Income tax expense is attributed to our European subsidiaries and to the payment of minimum taxes in the U.S.

Non-GAAP Financial Measures:  The following table reconciles our operating loss calculated in accordance with GAAP in the U.S. to non-GAAP financial measures that exclude non-cash charges for share-based compensation, depreciation and amortization from gross profit, operating expenses and operating loss.  The non-GAAP financial measures used by management and disclosed by us are not a substitute for, or superior to, financial measures and consolidated financial results calculated in accordance with GAAP, and you should carefully evaluate our reconciliations to non-GAAP.  We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies.  Therefore, our non-GAAP financial measures may not be comparable to those used by other companies.  We have described the reconciliations of each of our non-GAAP financial measures described above to the most directly comparable GAAP financial measures.

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

Our non-GAAP operating loss during the three months ended September 30, 2014 and 2013 was approximately $661,000 and $917,000, respectively.  The decrease in non-GAAP operating loss for the three months ended September 30, 2014 over the corresponding period a year ago is attributed to the increase in sales and gross profit percent, offset slightly by the increase in operating spending.  Our non-GAAP operating loss during the six months ended September 30, 2014 and 2013 was essentially the same at $2.4 million for both periods.  The non-GAAP operating loss for the six months ended September 30, 2014 includes an increase in operating spending, offset by the increase in net sales and gross profit percent.

Index
		Expense Adjustments
Three-Months Ended	GAAP	Share-based Expense	Depreciation	Amortization of Intangibles	Non-GAAP
September 30, 2014
Gross profit	$5,701,000	$11,000	$4,000	$-	$5,716,000
% of net sales	88.3%				88.6%
Operating expenses
General and administrative	1,288,000	(231,000)	(36,000)	-	1,021,000
Research and development	651,000	(11,000)	(1,000)	-	639,000
Selling and marketing	4,819,000	(84,000)	(18,000)	-	4,717,000
Amortization	8,000	-	-	(8,000)	-
	6,766,000	(326,000)	(55,000)	(8,000)	6,377,000

Operating loss	$(1,065,000)	$337,000	$59,000	$8,000	$(661,000)

September 30, 2013
Gross profit	$5,235,000	$6,000	$9,000	$-	$5,250,000
% of net sales	87.6%				87.8%
Operating expenses
General and administrative	2,390,000	(834,000)	(53,000)	-	1,503,000
Research and development	429,000	(11,000)	(1,000)	-	417,000
Selling and marketing	4,323,000	(54,000)	(22,000)	-	4,247,000
Amortization	8,000	-	-	(8,000)	-
	7,150,000	(899,000)	(76,000)	(8,000)	6,167,000

Operating loss	$(1,915,000)	$905,000	$85,000	$8,000	$(917,000)

		Expense Adjustments
Six-Months Ended	GAAP	Share-based Expense	Depreciation	Amortization of Intangibles	Non-GAAP
September 30, 2014
Gross profit	$11,295,000	$25,000	$10,000	$-	$11,330,000
% of net sales	88.0%				88.2%
Operating expenses
General and administrative	2,866,000	(442,000)	(74,000)	-	2,350,000
Research and development	1,560,000	(30,000)	(1,000)	-	1,529,000
Selling and marketing	10,091,000	(164,000)	(37,000)	-	9,890,000
Amortization	17,000	-	-	(17,000)	-
	14,534,000	(636,000)	(112,000)	(17,000)	13,769,000

Operating loss	$(3,239,000)	$661,000	$122,000	$17,000	$(2,439,000)

September 30, 2013
Gross profit	$10,328,000	$14,000	$18,000	$-	$10,360,000
% of net sales	87.4%				87.7%
Operating expenses
General and administrative	3,971,000	(755,000)	(103,000)	-	3,113,000
Research and development	908,000	(25,000)	(2,000)	-	881,000
Selling and marketing	8,951,000	(127,000)	(41,000)	-	8,783,000
Amortization	15,000	-	-	(15,000)	-
	13,845,000	(907,000)	(146,000)	(15,000)	12,777,000

Operating loss	$(3,517,000)	$921,000	$164,000	$15,000	$(2,417,000)

Index
Liquidity and Capital Resources

Cash Flows.

At September 30, 2014, our cash and cash equivalents and short-term investments balances totaled $9,540,000.

At September 30, 2014, we had working capital of approximately $9,971,000.

For the six months ended September 30, 2014, we used $2,476,000 of cash in operating activities, compared to $2,243,000 of cash used during the six months ended September 30, 2013.  We used this cash primarily to fund the operating loss, net of non-cash charges for depreciation, amortization of intangibles and share-based compensation, of $2,439,000 during the six months ended September 30, 2014, and $2,417,000 during the six months ended September 30, 2013.

During the six months ended September 30, 2014, and 2013, we generated $3,450,000 and $5,940,000, respectively, of net cash from the maturity of marketable securities.

For the six months ended September 30, 2014, we used $128,000 to purchase property, plant and equipment compared with approximately $209,000 for the same period a year ago. The decrease is related to the purchase of new computer equipment for our sales force which occurred in the first quarter of fiscal 2014.

Sources of Liquidity.

We believe the $9,540,000 of cash and short-term investments we maintained at September 30, 2014, is adequate to meet our needs for the next twelve months, and depending upon our cash from operations and profitability, substantially longer.

Commitments and Contingencies.

We discuss our commitments and contingencies in our annual report on Form 10-K for the year ended March 31, 2014. Our operating lease commitments include a long-term lease with Liberty Property Limited Partnership for an 18,258 square foot facility for our U.S. headquarters located at 5420 Feltl Road, Minnetonka, Minnesota.  The lease, which had an original expiration date of in April 2014, was amended in January 2014.  The amended lease began on May 1, 2014, has a term of 62 months and requires average annual minimum lease payments of approximately $154,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our annual report on Form 10-K for the fiscal year ended March 31, 2014 for a complete discussion on our market risk.  There has been no material changes in market risk during the fiscal quarter ended September 30, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including, our President and Chief Executive Officer and Chief Financial Officer (“CEO and CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”).  Based on this evaluation, our CEO and CFO concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

Index
Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to material affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not involved in any material active legal actions, however, from time to time may be subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business. Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.

ITEM 1A.	RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results or could cause our actual results to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statement made in this report, are described in our annual report on Form 10-K (Item 1A. Risk Factors), for the fiscal year ended March 31, 2014. There has been no material change in those risk factors during the three months ended September 30, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

As previously reported on a current report on Form 8-K dated October 15, 2014, the Board of Directors appointed Kenneth H. Paulus as a director. On October 30, 2014 and as a result of his appointment to the Board, the Board made a 14,475 share restricted stock grant to Mr. Paulus under the 2006 Amended Stock and Incentive Plan that will vest six months from the date of grant.

ITEM 6.	EXHIBITS

Exhibits

3.1. Amended & Restated By Laws of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed November 20, 2009).

3.2. Restated Articles of Incorporation of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed October 18, 2007 (File No. 333-146787)).

Index
10.1. Form of Nonqualified Stock Option Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan.

10.2. Form of Non-employee Director Nonqualified Stock Option Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan.

10.3. Form of Restricted Stock Award Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan.

10.4. Form of Non-employee Director Restricted Stock Award Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan.

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

101. Financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.

Date: October 31, 2014	By: /s/ ROBERT KILL
Robert Kill
President, Chief Executive Officer and Chairman of the Board

Date: October 31, 2014	By: /s/ BRETT REYNOLDS
Brett Reynolds
Senior Vice President, Chief Financial Officer and Corporate Secretary