Form 10-Q
period 2014-12-31
UROPLASTY INC
filed 2015-02-06
CIK 890846

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended December 31, 2014
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

As of December 31, 2014 the registrant had 22,145,993 shares of common stock outstanding.

Table of Contents
INDEX

UROPLASTY INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Index
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Statements contained in this report that refer to our estimated or anticipated future results, including estimated synergies, or other non-historical facts are forward-looking statements that reflect our current perspective of existing trends and information as of the date of this report.  Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “plan,” “could,” “should,” “estimate,” “expect,” “forecast,” “outlook,” “guidance,” “intend,” “may,” “might,” “will,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions.  These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements.  Forward-looking statements (including oral representations) are only predictions or statements of current plans and can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties.  By way of example and without implied limitation, such risks, uncertainties and factors that affect our business included:

•	risks associated with our proposed merger with Vision-Sciences, Inc. (“Vision”), including uncertainties as to the timing of the merger; uncertainties as to whether our shareholders and Vision shareholders will approve the merger; the risk that competing offers will be made; the possibility that various closing conditions for the merger may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the merger, or the terms of such approval; the possibility that our shareholders may exercise dissenters’ rights under the Minnesota Business Corporation Act in connection with the merger, which would require the combined company to pay such shareholders cash for the fair value of their Uroplasty shares; the effects of disruption from the merger making it more difficult to maintain relationships with employees, customers, vendors and other business partners; the risk that shareholder litigation in connection with the merger may result in significant costs of defense, indemnification and liability; other business effects, including the effects of industry, economic or political conditions outside of our control; the failure to realize synergies and cost-savings from the merger or delay in realization thereof; the businesses of Uroplasty and Vision may not be integrated successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected; operating costs and business disruption following completion of the merger, including adverse effects on employee retention and on the combined company’s business relationships with third parties; whether we are able to realize the benefits of the merger; the inherent uncertainty associated with financial projections; risks relating to the value of the Vision shares to be issued in the merger; the anticipated size of the markets and continued demand for our and Vision’s products; the impact of competitive products and pricing; and access to available financing on a timely basis and on reasonable terms;
•	we continue to incur losses and may never reach profitability;
•	the use and acceptance of our products depends heavily upon the availability of third-party reimbursement for the procedures in which its products are used;
•	we cannot predict how quickly or how broadly the market will accept our products;
•	that we are subject to changing federal and state regulations that could increase the cost of doing business or impose requirements with which we cannot comply;
•	the 2010 Healthcare Reform Legislation imposes an excise tax on us that we may be unable to recoup, and requires cost controls that may impact the rate of reimbursement for our products;
•	changes in regulatory policy, particularly at the FDA, might adversely affect our operations;
•	if we are not able to attract, retain and motivate our sales force and expand our distribution channels, our sales and revenues will suffer;
•	the size and resources of our competitors may render it difficult for us to successfully compete in the marketplace;
•	we are primarily dependent on sales of two product lines and our business would suffer if sales of either of these product lines decline;
•	we may require additional financing and we may find it difficult to obtain the financing on favorable terms, or at all;
•	we could be subject to fines and penalties, or required to temporarily or permanently cease offering products, if we fail to comply with the extensive regulations applicable to the sale and manufacture of medical products;
•	our distributors may not obtain regulatory approvals in a timely basis, or at all;
•	we may not have the resources to successfully market our products, which would adversely affect our business and results of operations;
•	if we cannot attract and retain our key personnel and management team, we may not be able to manage and operate successfully, and we may not be able to meet our strategic objectives;

Index
•	if third parties claim that we infringe upon their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling the affected product;
•	if we are unable to adequately protect our intellectual property rights, we may not be able to compete effectively;
•	product liability claims could adversely affect our business and results of operations;
•	security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer;
•	the loss or interruption of materials from any of our key suppliers could delay the manufacture of our products, which would limit our ability to generate sales and revenues;
•	if we are not able to maintain sufficient quality controls, regulatory approvals of our products by the European Union, Canada, the FDA or other relevant authorities could be delayed or denied and our sales and revenues will suffer;
•	if we are not able to acquire or license other products, our business and future growth prospects could suffer;
•	our business strategy relies on assumptions about the market for our products, which, if incorrect, would adversely affect our business prospects and profitability;
•	we derive a significant portion of our sales and revenues from outside of the U.S. and we are subject to the risks of international operations;
•	failure to comply with the U.S. Foreign Corrupt Practices Act could subject us to, among other things, penalties and legal expenses that could harm our reputation and have a material adverse effect on our business, financial condition and operating results.
•	our stock is thinly traded and you may find it difficult to sell your investment in our stock at quoted prices;
•	our stock price may fluctuate and be volatile;
•	future sales of our common stock in the public market could lower our share price;
•	our corporate documents and Minnesota law contain provisions that could discourage, delay or prevent a change in control of the company; and
•	we do not intend to declare dividends on our stock in the foreseeable future.

When relying on forward-looking statements to make decisions with respect to Uroplasty, our investors and others should carefully consider the foregoing factors and other uncertainties and potential events and read our filings with the SEC, available at www.sec.gov for a discussion of these and other risks and uncertainties.  We do not undertake any obligation to update or revise any forward-looking statement, except as may be required by law.  We qualify all forward-looking statements by these cautionary statements.

Index
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2014	March 31, 2014

Assets

Current assets:
Cash and cash equivalents	$8,703,789	$8,681,609
Short-term investments	-	3,451,086
Accounts receivable, net	2,567,403	2,875,275
Inventories	437,471	517,217
Other	449,046	507,299
Total current assets	12,157,709	16,032,486

Property, plant, and equipment, net	946,726	997,609

Intangible assets, net	95,845	119,980

Prepaid pension assets	-	855

Deferred tax assets	127,625	150,116

Total assets	$13,327,905	$17,301,046

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2014	March 31, 2014

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,193,692	$904,879
Current portion – deferred rent	-	2,917
Current portion – capital lease obligation	4,434	-
Income taxes payable	23,729	21,922
Accrued liabilities:
Compensation	2,199,586	1,999,966
Other	394,732	479,373
Total current liabilities	3,816,173	3,409,057

Deferred rent – less current portion	26,644	171
Capital lease obligation – less current portion	18,411	-
Long-term incentive plan	131,907	-
Accrued pension liability	543,934	678,118

Total liabilities	4,537,069	4,087,346

Commitments and contingencies	-	-

Shareholders’ equity:
Common stock $.01 par value; 40,000,000 shares authorized, 22,145,993 and 21,653,835 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	221,460	216,538
Additional paid-in capital	58,785,632	57,655,628
Accumulated deficit	(49,549,988)	(44,174,071)
Accumulated other comprehensive loss	(666,268)	(484,395)

Total shareholders’ equity	8,790,836	13,213,700

Total liabilities and shareholders’ equity	$13,327,905	$17,301,046

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2014	2013	2014	2013

Net sales	$6,666,905	$6,398,675	$19,506,164	$18,216,391
Cost of goods sold	778,406	778,267	2,322,942	2,268,156

Gross profit	5,888,499	5,620,408	17,183,222	15,948,235

Operating expenses
General and administrative	2,283,333	1,194,882	5,148,998	5,166,255
Research and development	665,539	526,224	2,226,018	1,434,647
Selling and marketing	5,015,916	4,546,100	15,107,241	13,496,593
Amortization	7,584	7,873	24,136	22,347
	7,972,372	6,275,079	22,506,393	20,119,842

Operating loss	(2,083,873)	(654,671)	(5,323,171)	(4,171,607)

Other income (expense)
Interest income	1,761	3,836	6,606	18,576
Interest expense	(250)	-	(250)	-
Foreign currency exchange gain (loss)	(2,038)	(506)	(3,317)	(4,540)
	(527)	3,330	3,039	14,036

Loss before income taxes	(2,084,400)	(651,341)	(5,320,132)	(4,157,571)

Income tax expense	20,938	19,491	55,785	50,033

Net loss	$(2,105,338)	$(670,832)	$(5,375,917)	$(4,207,604)

Basic and diluted net loss per common share	$(0.10)	$(0.03)	$(0.25)	$(0.20)

Weighted average common shares outstanding:
Basic and diluted	21,663,924	21,258,736	21,683,892	21,035,874

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended December 31		Nine Months Ended December 31
	2014	2013	2014	2013

Net loss	$(2,105,338)	$(670,832)	$(5,375,917)	$(4,207,604)

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	(85,212)	35,979	(221,689)	129,398

Unrealized gain (loss) on available-for-sale investments	-	(1,337)	(775)	1,480

Pension adjustments	15,605	(6,951)	40,591	(26,506)

Total other comprehensive income (loss), net of tax	(69,607)	27,691	(181,873)	104,372

Comprehensive loss	$(2,174,945)	$(643,141)	$(5,557,790)	$(4,103,232)

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

Nine Months Ended December 31, 2014
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at March 31, 2014	21,653,835	$216,538	$57,655,628	$(44,174,071)	$(484,395)	$13,213,700

Share-based compensation	410,888	4,109	1,073,819	-	-	1,077,928

Proceeds from exercise of stock options, net of shares exchanged	81,270	813	56,185	-	-	56,998

Comprehensive loss	-	-	-	(5,375,917)	(181,873)	(5,557,790)

Balance at December 31, 2014	22,145,993	$221,460	$58,785,632	$(49,549,988)	$(666,268)	$8,790,836

See accompanying notes to the Condensed Consolidated Financial Statements.

Index
UROPLASTY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Nine Months Ended December 31
	2014	2013
Cash flows from operating activities:
Net loss	$(5,375,917)	$(4,207,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207,011	267,369
Loss (gain) loss on disposal of equipment	161	(5,000)
Amortization of premium on marketable securities	311	7,562
Share-based compensation expense	1,077,928	1,210,201
Long term incentive plan	131,907	-
Deferred income tax expense	5,129	3,245
Deferred rent	23,556	(27,790)
Changes in operating assets and liabilities:
Accounts receivable, net	220,002	79,428
Inventories	73,626	255,207
Other current assets	48,142	16,868
Accounts payable	295,113	21,724
Accrued compensation	212,259	274,139
Accrued liabilities	(59,459)	(120,881)
Accrued pension liability	(56,226)	(39,011)
Net cash used in operating activities	(3,196,457)	(2,264,543)

Cash flows from investing activities:
Proceeds from maturity of available-for-sale investments	3,450,000	2,750,000
Proceeds from maturity of held-to-maturity investments	-	4,180,000
Purchases of property, plant and equipment	(206,498)	(221,769)
Proceeds from sale of property, plant and equipment	3,104	6,773
Payments for intangible assets	-	(41,300)
Net cash provided by investing activities	3,246,606	6,673,704

Cash flows from financing activities:
Proceeds from exercise of stock options	67,850	172,485
Net cash provided by financing activities	67,850	172,485

Effect of exchange rate changes on cash and cash equivalents	(95,819)	48,741

Net increase in cash and cash equivalents	22,180	4,630,387

Cash and cash equivalents at beginning of period	8,681,609	3,533,864

Cash and cash equivalents at end of period	$8,703,789	$8,164,251

Cash paid during the period for income taxes	$56,144	$34,640

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

The Condensed Consolidated Financial Statements presented herein as of December 31, 2014 and March 31, 2014 and for the three and nine month periods ended December 31, 2014 and 2013 reflect, in the opinion of management, all material adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods.

We have identified certain accounting policies that we consider particularly important for the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  These are characterized as “critical accounting policies” and address revenue recognition, accounts receivable, inventories, foreign currency translation and transactions, impairment of long-lived assets, share-based compensation, defined benefit pension plans and income taxes, each of which is described in our annual report on Form 10-K for the year ended March 31, 2014.  Based upon our review, we have determined that these policies remain our most critical accounting policies for the nine months ended December 31, 2014 and we have made no changes to these policies during fiscal 2015.

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

December 31, 2014
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

4. Accounts Receivable

The allowance for doubtful accounts and sales returns was $33,000 at December 31, 2014 and $44,000 at March 31, 2014.

Index
5. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value).  Inventories consist of the following:

	December 31, 2014	March 31, 2014

Raw materials	$126,000	$136,000
Work-in-process	28,000	25,000
Finished goods	283,000	356,000

	$437,000	$517,000

6. Net Loss per Common Share

The following potentially dilutive options to purchase shares of common stock and unvested restricted common stock at December 31 were excluded from diluted net loss per common share because of their anti-dilutive effect, and therefore, basic net loss per common share equals diluted net loss per common share for all periods presented in our Condensed Consolidated Statements of Operations:

	Number of options and unvested restricted stock	Range of stock option exercise prices

December 31, 2014	483,089	$2.06 to $2.06
December 31, 2013	1,518,068	$0.77 to $2.65

7. Share-based Compensation

As of December 31, 2014, we had one active plan for share-based compensation grants.  Under the Uroplasty 2006 Amended Stock and Incentive Plan, as amended, if we have a change in control, all outstanding grants, including those subject to vesting or other performance targets, fully vest immediately.  Under this plan, we reserved 3,450,000 shares of our common stock for share-based grants.  As of December 31, 2014, we had 352,889 shares remaining that were available for grant.

We recognize share-based compensation expense in our Condensed Consolidated Statement of Operations based on the fair value at the time of grant of the share-based payment over the requisite service period.  We incurred approximately $1,078,000 and $1,210,000 in share-based compensation expense for the nine months ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, we had approximately $998,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to stock options that we expect to recognize over a weighted-average period of 1.7 years.  We also had $1,138,000 of unrecognized share-based compensation expense, net of estimated forfeitures, related to restricted shares that we expect to recognize over a weighted-average period of 2.1 years.

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

Index
We determined the fair value of our option awards using the Black-Scholes option pricing model.  We used the following weighted-average assumptions to value the options granted during the nine months ended December 31:

	2014	2013

Expected life in years	2.28	4.51
Risk-free interest rate	.74%	1.35%
Expected volatility	63.35%	89.32%
Expected dividend yield	0%	0%
Weighted-average grant date fair value	$0.91	$1.67

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

The following table summarizes the activity related to our stock options during the nine months ended December 31, 2014:

	Number of shares	Weighted average exercise price	Weighted average remaining life in years	Aggregate intrinsic value

Outstanding at March 31, 2014	2,328,043	$3.39	3.85	$1,781,415
Options granted	185,900	3.43
Options exercised	(85,000)	0.80
Options surrendered	(624,451)	5.03

Outstanding at December 31, 2014	1,804,492	$2.94	4.12	$0

Exercisable at December 31, 2014	1,020,168	$3.19	2.94	$0

The total fair value of stock options that vested during the nine months ended December 31, 2014 and 2013 was $626,000 and $379,000, respectively.

Restricted Stock.  Our 2006 Amended Stock and Incentive Plan, as amended, also permits the compensation committee of our board of directors to grant other stock-based benefits, including restricted shares.  Restricted shares are subject to risk of forfeiture for termination of employment or services.  The forfeiture risk for grants to board members generally lapses over a six month period.  The forfeiture risk to employees generally lapses over a period of three to four years.

The following table summarizes the activity related to our restricted shares during the nine months ended December 31, 2014:

	Number of Shares	Weighted average grant date fair value	Weighted average remaining life in years	Aggregate intrinsic value

Balance at March 31, 2014	146,262	$3.38	2.23	$540,000
Shares granted	420,100	3.22
Shares vested	(76,561)	3.35
Shares forfeited	(9,212)	3.94

Balance at December 31, 2014	480,589	$3.23	2.07	$990,013

Index
The aggregate intrinsic value shown above for the restricted shares represents the total pre-tax value based on the closing price of our common stock on the grant date.

Long-Term Incentive Plan and Awards.  On October 1, 2014, the compensation committee of our board of directors and our board of directors approved and adopted a Performance Award Agreement under the Uroplasty, Inc. 2006 Amended Stock and Incentive Plan, as amended, and on October 2, 2014, grants of Performance Awards (the “Awards”) were made to members of our senior management team.

Performance goals for the Awards are based on the achievement of specified stock price targets during the period beginning on the date of grant and ending on the fourth anniversary of the date of grant or, if earlier, the closing date of a change of control (as defined in the Plan) of the Company (the “Performance Period”).  The stock price targets under the Awards are: $5.50 price per share of common stock, $7.50 price per share of common stock and $10.00 price per share of common stock.

A stock price target is considered achieved on the date (a) the average closing price of the Uroplasty common stock equals or exceeds a stock price target for at least 45 consecutive trading days or (b) of the consummation of a change of control of the Company, provided the closing price of Uroplasty common stock on the last trading day immediately preceding the closing date of the change of control equals or exceeds a stock price target not previously achieved during the Performance Period.

The Awards are accounted for as liability awards under the share based compensation accounting guidance, as the awards are based on the performance of our common stock and are expected to be settled in cash.  The fair value of the Awards is calculated on a quarterly basis using a Monte Carlo valuation model and is recognized over the derived service period of approximately 2.4 years.  Vesting of the Awards is based on the probability of meeting the market criteria which is considered in determining the estimated fair value.  We recorded a liability of $132,000 at December 31, 2014 and related expense was $132,000 for the quarter ending December 31, 2014 for the Awards.

8. Savings and Retirement Plans

We sponsor various retirement plans for eligible employees in the United States, the United Kingdom, and The Netherlands. Our retirement savings plan in the United States conforms to Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. We may also make discretionary contributions ratably to all eligible employees. We made discretionary contributions to the U.S. plan of $181,000 and $155,000 for the nine months ended December 31, 2014, and 2013, respectively.

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

The cost for our defined benefit retirement plans in The Netherlands and the United Kingdom includes the following components for the three- and nine-month periods ended December 31:

	Three Months Ended December 31		Nine Months Ended December 31
	2014	2013	2014	2013

Gross service cost	$33,000	$32,000	$104,000	$95,000
Interest cost	34,000	36,000	107,000	104,000
Expected return on assets	(25,000)	(21,000)	(79,000)	(61,000)
Amortization	1,000	2,000	3,000	5,000
Net periodic retirement cost	$43,000	$49,000	$135,000	$143,000

9. Business Segment Information

We aggregate our operating segments into one reportable segment in accordance with the objectives and principles of the applicable guidance.

Index
Net sales to customers outside the United States for the three months ended December 31, 2014 and 2013 represented 24% and 26%, respectively, of our consolidated net sales. Net sales to customers outside the United States for the nine months ended December 31, 2014 and 2013 represented 26% and 26%, respectively, of our consolidated net sales.

Information regarding net sales to customers by geographic area for the three and nine months ended December 31 is as follows:

	United States	United Kingdom	All Other Foreign Countries (1)	Consolidated

Three months ended December 31, 2014	$5,083,000	$636,000	$948,000	$6,667,000

Three months ended December 31, 2013	$4,753,000	$591,000	$1,055,000	$6,399,000

Nine months ended December 31, 2014	$14,512,000	$1,923,000	$3,071,000	$19,506,000

Nine months ended December 31, 2013	$13,516,000	$1,713,000	$2,987,000	$18,216,000

(1)	No other country accounts for 10% or more of the consolidated net sales.

Information regarding geographic area in which we maintain long-lived assets is as follows:

	United States	All Other Foreign Countries (1)	Consolidated

December 31, 2014	$409,000	$538,000	$947,000

March 31, 2014	$379,000	$619,000	$998,000

(1)	Substantially all maintained in The Netherlands

Accounting policies of the operations in the various geographic areas are the same as those described in Note 1.  Net sales attributed to each geographic area are net of intercompany sales.  No single customer represents 10% or more of our consolidated net sales.  Long-lived assets consist of property, plant and equipment.

10. Pending Merger

On December 21, 2014, we entered into an Agreement and Plan of Merger with Vision-Sciences, Inc. (“Vision”), and Visor Merger Sub LLC, a wholly-owned subsidiary of Vision (“Merger Sub”), pursuant to which we will merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company and for which the sole member is Vision following the transaction.

At the effective time and as a result of the Merger, each share of Uroplasty common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 3.6331 shares of common stock of Vision.  As a result of the Merger, all outstanding options to purchase shares of common stock of the Company and other equity awards based on Uroplasty common stock, which are outstanding immediately prior to the effective time of the Merger, will become, respectively, options to purchase shares of common stock of Vision and, with respect to all other equity awards, awards based on common stock of Vision, in each case, on terms substantially identical to those in effect prior to the effective time of the Merger, except for the adjustments to the underlying number of shares and the exercise price based on the exchange ratio used in the Merger and other adjustments as provided in the Merger Agreement.

The transaction is subject to approval of our and Vision’s shareholders, the effectiveness of the Form S-4 registration statement filed by Vision with the Securities and Exchange Commission on January 27, 2014, the continued effectiveness of voting agreements with the executive officers and directors of the companies, the continued effectiveness without amendment or modification of the amendments to the convertible notes and warrants held by Mr. Lewis C. Pell, Chairman of the board of directors of Vision, and other customary closing conditions.  The transaction is expected to be completed in the first half of calendar 2015.

We incurred approximately $820,000 of transaction fees related to this transaction in the quarter ended December 31, 2014.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

We recommend that you read this quarterly report on Form 10-Q in conjunction with our annual report on Form
10-K for the year ended March 31, 2014.

You should read the following discussion of our financial condition and results of operation together with the unaudited consolidated financial statements and the notes thereto included elsewhere in this report and other financial information included in this report.  The following discussions may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “special Note Regarding Forward-Looking Statements” in this report and under “Part I - Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended March 31, 2014 and “Part II - Item 1A. Risk Factors” in this report.  These risks could cause our actual results to differ materially from any further performance suggested below.

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

We have identified in our annual report on Form 10-K for the year ended March 31, 2014, our “critical accounting policies,” which are certain accounting policies that we consider important to the portrayal of our results of operations and financial position and which may require the application of a higher level of judgment by our management, and as a result are subject to an inherent level of uncertainty.  Management made no significant changes to our critical accounting policies during the nine months ended December 31, 2014.

Significant Recent Development

On December 21, 2014, we entered into an Agreement and Plan of Merger with Vision-Sciences, Inc. (“Vision”), and Visor Merger Sub LLC, a wholly-owned subsidiary of Vision (“Merger Sub”), pursuant to which we will merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company and for which the sole member is Vision following the transaction.

At the effective time and as a result of the Merger, each share of Uroplasty common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive 3.6331 shares of common stock of Vision.  As a result of the Merger, all outstanding options to purchase shares of Uroplasty common stock and other equity awards based on Uroplasty common stock, which are outstanding immediately prior to the effective time of the Merger, will become, respectively, options to purchase shares of common stock of Vision and, with respect to all other equity awards, awards based on common stock of Vision, in each case, on terms substantially identical to those in effect prior to the effective time of the Merger, except for the adjustments to the underlying number of shares and the exercise price based on the exchange ratio used in the Merger and other adjustments as provided in the Merger Agreement.

Upon completion of the Merger, Vision shareholders will own approximately 37.5% and our shareholders will own approximately 62.5% of the combined company, excluding shares of Vision common stock issuable upon the conversion of convertible promissory notes, and exercise of warrants, held by Mr. Lewis C. Pell, Chairman of the board of directors of Vision (which have been amended in connection with the Merger Agreement).

Index
Concurrently with the execution of the merger agreement, we entered into a voting agreement with Vision’s officers and directors, representing shareholders holding approximately 39% of Vision’s outstanding shares of common stock at December 1, 2014, pursuant to which, among other things and subject to the terms and conditions therein, such shareholders agreed to vote their Vision shares in favor of the merger, the merger agreement, the transactions contemplated by the merger agreement and against any acquisition proposal (other than the merger), including any “superior proposal.”

The transaction is subject to approval of our and Vision’s shareholders, the effectiveness of the Form S-4 registration statement filed by Vision with the Securities and Exchange Commission on January 27, 2014, the continued effectiveness of voting agreements with the executive officers and directors of the companies, the continued effectiveness without amendment or modification of the amendments to the convertible notes and warrants held by Mr. Pell, and other customary closing conditions.  The transaction is expected to be completed in the first half of calendar 2015.

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

Our sales are and have been significantly influenced by the availability of third-party reimbursement for PTNS treatments.  Effective January 2011, the American Medical Association (“AMA”) granted a Category 1 Current Procedural Terminology (“CPT”) code for PTNS treatments.  As a result, we have continued to expand our U.S. field sales and support organization and as of December 31, 2014, we employed 44 sales representatives, nine field based clinical support specialists and six Regional Sales Directors.

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

We expect to continue to emphasize sales of our Urgent PC System in the United States and internationally.  In fiscal 2014 and continuing in fiscal 2015, we implemented new sales strategies and refocused the sales organization.  We will continue to emphasize generating greater patient and physician awareness of our Urgent PC System and on training physicians in the proper use and clinical benefits of our Urgent PC System for OAB.  As part of this process, we hired four additional clinical support specialists during fiscal 2015. We have started to expand our call point beyond our historical focus on urologists.  Specifically, we are expanding our call point to include gynecologists as well as exploring opportunities in the senior living market as we look to accelerate the growth of our Urgent PC System.  We do not expect to see significant growth in our Macroplastique business, because we believe it is a small, mature market that is more competitively penetrated than the market for OAB treatment using PTNS.

Index
Another key focus in fiscal 2015 has been the strategic deployment of investments in high value internal and external research and development and product realization initiatives.    Enrollment for our pilot clinical trial for fecal incontinence in the United States using our Urgent PC System is completed. We have been advised by the FDA that a pivotal trial using Urgent PC for fecal incontinence will need an endpoint of at least six months. Accordingly, we plan to evaluate six month outcomes data for all patients enrolled in our U.S. fecal incontinence pilot study and also evaluate the six month outcomes from a large randomized trial – the CONFIDeNT study of percutaneous tibial nerve stimulation for fecal incontinence in the United Kingdom.  We will make a decision on whether or not we will invest in a U.S. pivotal study for fecal incontinence once we have had an opportunity to thoroughly review the six month data, which we expect will be sometime in early calendar year 2015. We are also researching other potential indication expansions in the pelvic health area, as well as exploring opportunities to expand our product portfolio through business development activities.  Our focus will be on capitalizing upon our leverage at the call point created by our strong distribution channel.

Results of Operations

Three and nine months ended December 31, 2014 compared to three and nine months ended December 31, 2013.

Net Sales:  During the three months ended December 31, 2014, consolidated net sales of $6,667,000 represented a $268,000, or a 4% increase, over net sales of $6,399,000 for the three months ended December 31, 2013. The increase in consolidated net sales for the three months ended December 31, 2014 was due to global sales growth of 15% of our Urgent PC System.

During the nine months ended December 31, 2014, consolidated net sales of $19,506,000 represented a $1,290,000, or a 7% increase, over net sales of $18,216,000 for the nine months ended December 31, 2013. The increase in consolidated net sales for the nine months ended December 31, 2014 was due to global sales growth of 17% of our Urgent PC System.

Net sales in the U.S. of our Urgent PC System increased 16% to $3,706,000 for the three months ended December 31, 2014, up from $3,184,000 for the same period last year.  Net sales to customers in the U.S. of our Urgent PC System were $10,364,000 during the nine months ended December 31, 2014, represented an increase of $1,355,000, or 15%, over net sales of $9,009,000 for the nine months ended December 31, 2013.  Net sales increased as a result of improved sales execution within the U.S. resulting in new account conversions and a higher number of active customers.

Urgent PC System sales to customers outside of the U.S. were $714,000 for the three months ended December 31, 2014, an increase of 6% from $677,000 in the same period last year.  Urgent PC System sales to customers outside of the U.S. were $2,370,000 for the nine months ended December 31, 2014, an increase of 27% from $1,870,000 in the same period last year.  The increase in sales is attributed to the increase in adoption of the product by our customers, primarily in markets where we sell to hospitals directly.

Global sales of our Macroplastique product declined 14%, or $318,000, to $1,976,000 for the three months ended December 31, 2014, and declined 8%, or $492,000, to $5,980,000 for the nine months ended December 31, 2014. Net sales decreased as a result of continued focus on our Urgent PC System.

Net sales in the U.S. of our Macroplastique product decreased 12%, or $190,000, to $1,348,000 for the three months ended December 31, 2014, compared to $1,539,000 for the three months ended December 31, 2013. Net sales in the U.S. of our Macroplastique product decreased 7%, or $320,000, to $4,062,000 for the nine months ended December 31, 2014, compared to $4,382,000 for the nine months ended December 31, 2013. The sales decrease is attributed to the shift in sales focus from Macroplastique to Urgent PC.

Macroplastique sales to customers outside of the U.S. declined 17% to $628,000 in the third fiscal quarter over the corresponding year ago period, and declined 8% to $1,918,000 for the nine months ended December 31, 2014, over the corresponding year ago period. The sales decrease is attributed primarily to the shift in sales focus from Macroplastique to Urgent PC.

Sales for our PTQ Implants, VOX Implants and our distributed products, which are sold internationally, increased 20% to $226,000 for the three months ended December 31, 2014, compared to $189,000 for the three months ended December 31, 2013. The sales of these products declined 7% to $652,000 for the nine months ended December 31, 2014, compared to $705,000 for the nine months ended December 31, 2013.

Net sales to customers in the U.S. of $5,083,000 during the three months ended December 31, 2014, represented an increase of $330,000, or 7%, over net sales of $4,753,000 for the three months ended December 31, 2013. Net sales to customers in the U.S. of $14,512,000 during the nine months ended December 31, 2014, represented an increase of $996,000, or 7%, over net sales of $13,516,000 for the nine months ended December 31, 2013.

Index
Net sales to customers outside the U.S. for the three months ended December 31, 2014 decreased 4% to $1,584,000, compared to $1,645,000 for the three months ended December 31, 2013. Net sales to customers outside the U.S. for the nine months ended December 31, 2014 increased 6% to $4,994,000, compared to $4,700,000 for the nine months ended December 31, 2013.

Gross Profit:  Gross profit was $5,888,000, or 88.3% of net sales during the three months ended December 31, 2014, and $5,620,000, or 87.8% of net sales for the three months ended December 31, 2013.  Gross profit was $17,183,000, or 88.1% of net sales during the nine months ended December 31, 2014, and $15,948,000, or 87.5% of net sales for the nine months ended December 31, 2013.  The increase in gross profit percentage for the three month period and the nine month period ended December 31, 2014 is attributed primarily to the favorable product mix.

General and Administrative Expenses (G&A):  G&A expenses of $2,283,000 during the three months ended December 31, 2014, increased $1,088,000 from $1,195,000 during the same period in 2013. The three month period ended December 31, 2014 included $820,000 for expenses (primarily investment banking and legal fees) related to the proposed merger with Vision and $132,000 in expense for the long-term incentive plan.

G&A expenses of $5,149,000 during the nine months ended December 31, 2014, decreased $17,000 from $5,166,000 during the same period in 2013.  In the nine month period ended December 31, 2013 there were one-time charges for legal and accounting fees pertaining to the review of certain internal control issues and executive management changes. For the nine-month period ended December 31, 2014, $820,000 in expenses pertaining to the proposed merger with Vision and $132,000 in expense for the long-term incentive plan were incurred.

Research and Development Expenses (R&D):  R&D expenses of $666,000 during the three months ended December 31, 2014, increased $140,000 from $526,000 during the same period in 2013.  The increase is attributed primarily to higher enrollments in human clinical studies and consulting expenses.

R&D expenses of $2,226,000 during the nine months ended December 31, 2014, increased $791,000 from $1,435,000 during the same period in 2013.  The increase is attributed primarily to higher enrollments in human clinical studies, consulting and severance expense.

Selling and Marketing Expenses (S&M):  S&M expenses of $5,016,000 during the three months ended December 31, 2014, increased $470,000, from $4,546,000, during the same period in 2013.  The increase is attributed primarily to an increase in sales personnel costs, with nine clinical specialists and 44 sales representatives employed as of December 31, 2014 versus five clinical specialists and 42 sales representatives employed as of December 31, 2013.

S&M expenses of $15,107,000 during the nine months ended December 31, 2014, increased $1,610,000, from $13,497,000, during the same period in 2013.  The increase is attributed primarily to an increase in sales personnel costs, with nine clinical specialists and 44 sales representatives employed as of December 31, 2014 versus five clinical specialists and 42 sales representatives employed as of December 31, 2013.

Amortization of Intangibles: Amortization of intangibles was $8,000 for the three and nine months ended December 31, 2014 and 2013, respectively. Amortization of intangibles was $24,000 and $22,000 for the nine months ended December 31, 2014 and 2013, respectively.

Other Income (Expense):  Other income (expense) includes interest income and foreign currency exchange gains and losses.  Net other income (expense) was $(1,000) and $3,000 for the three months ended December 31, 2014 and 2013, respectively. Net other income was $3,000 and $14,000 for the nine months ended December 31, 2014 and 2013, respectively.

Income Tax Expense:  During the three months ended December 31, 2014 and 2013, we recorded income tax expense of $21,000 and $19,000, respectively. During the nine months ended December 31, 2014 and 2013, we recorded income tax expense of $56,000 and $50,000, respectively. Income tax expense is attributed to our European subsidiaries and to the payment of minimum taxes in the U.S.

Non-GAAP Financial Measures:  The following table reconciles our operating loss calculated in accordance with GAAP in the U.S. to non-GAAP financial measures that exclude non-cash charges for share-based compensation, long-term incentive plan, depreciation and amortization from gross profit, operating expenses and operating loss.  The non-GAAP financial measures used by management and disclosed by us are not a substitute for, or superior to, financial measures and consolidated financial results calculated in accordance with GAAP, and you should carefully evaluate our reconciliations to non-GAAP.  We may calculate our non-GAAP financial measures differently from similarly titled measures used by other companies.  Therefore, our non-GAAP financial measures may not be comparable to those used by other companies.  We have described the reconciliations of each of our non-GAAP financial measures described above to the most directly comparable GAAP financial measures.

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

Our non-GAAP operating loss during the three months ended December 31, 2014 and 2013 was approximately $1,469,000 and $277,000, respectively.  The increase in non-GAAP operating loss for the three months ended December 31, 2014 over the corresponding period a year ago is attributed to the increase in operating spending and business development activities, partially offset by the increase in sales and gross profit.  Expenses related to business development activity in the quarter were $820,000.Our non-GAAP operating loss during the nine months ended December 31, 2014 and 2013 was $3,906,000 and $2,695,000, respectively.  The increase in the non-GAAP operating loss for the nine months ended December 31, 2014 is attributed to an increase in operating and business development expenses, partially offset by the increase in net sales and gross profit percent.

(dollar amounts in thousands)		Expense Adjustments
Three-Months Ended	GAAP	Share-based Expense	Long-term Incentive Plan	Depreciation	Amortization	Non-GAAP
December 31, 2014
Gross profit	$5,888	$11	$-	$4	$-	$5,903
% of net sales	88.3%					88.6%
Operating expenses
General and administrative	2,282	(313)	(132)	(36)	-	1,801
Research and development	666	(11)	-	-	-	655
Selling and marketing	5,016	(81)	-	(19)	-	4,916
Amortization	8	-	-	-	(8)	-
	7,972	(405)	(132)	(55)	(8)	7,372

Operating loss	$(2,084)	$416	$132	$59	$8	$(1,469)

December 31, 2013
Gross profit	$5,620	$6	$-	$8	$-	$5,634
% of net sales	87.8%					88.1%
Operating expenses
General and administrative	1,195	(197)	-	(50)	-	948
Research and development	526	(11)	-	(1)	-	514
Selling and marketing	4,546	(75)	-	(22)	-	4,449
Amortization	8	-	-	-	(8)	-
	6,275	(283)	-	(73)	(8)	5,911

Operating loss	$(655)	$289	-	$81	$8	$(277)

Index
(dollar amounts in thousands)		Expense Adjustments
Nine-Months Ended	GAAP	Share-based Expense	Long-term Incentive Plan	Depreciation	Amortization of Intangibles	Non-GAAP
December 31, 2014
Gross profit	$17,183	$36	$-	$13	$-	$17,232
% of net sales	88.1%					88.3%
Operating expenses
General and administrative	5,149	(755)	(132)	(111)	-	4,151
Research and development	2,226	(41)	-	(2)	-	2,183
Selling and marketing	15,107	(246)	-	(57)	-	14,804
Amortization	24	-	-	-	(24)	-
	22,506	(1,042)	(132)	(170)	(24)	21,138

Operating loss	$(5,323)	$1,078	$132	$183	$24	$(3,906)

December 31, 2013
Gross profit	$15,948	$20	$-	$26	$-	$15,994
% of net sales	87.5%					87.8%
Operating expenses
General and administrative	5,166	(952)	-	(153)	-	4,061
Research and development	1,435	(36)	-	(3)	-	1,396
Selling and marketing	13,497	(202)	-	(63)	-	13,232
Amortization	22	-	-	-	(22)	-
	20,120	(1,190)	-	(219)	(22)	18,689

Operating loss	$(4,172)	$1,210	-	$245	$22	$(2,695)

Liquidity and Capital Resources

Cash Flows.

At December 31, 2014, our cash and cash equivalents and short-term investments balances totaled $8,704,000.

At December 31, 2014, we had working capital of approximately $8,342,000.

For the nine months ended December 31, 2014, we used $3,196,000 of cash in operating activities, compared to $2,265,000 of cash used during the nine months ended December 31, 2013.  We used this cash primarily to fund the operating loss, net of non-cash charges for depreciation, amortization of intangibles, long-term incentive plan and share-based compensation of $3,906,000 during the nine months ended December 31, 2014, and $2,695,000 during the nine months ended December 31, 2013.

During the nine months ended December 31, 2014, and 2013, we generated $3,450,000 and $6,930,000, respectively, of net cash from the maturity of marketable securities.

Index
For the nine months ended December 31, 2014, we used $206,000 to purchase property, plant and equipment compared with approximately $222,000 for the same period a year ago. The decrease is related to the purchase of new computer equipment for our sales force which occurred in the first quarter of fiscal 2014.

Sources of Liquidity.

We believe the $8,704,000 of cash and short-term investments we maintained at December 31, 2014, is adequate to meet our needs for the next twelve months, and depending upon our cash from operations and profitability, substantially longer.

Commitments and Contingencies.

We discuss our commitments and contingencies in our annual report on Form 10-K for the year ended March 31, 2014.
Our operating lease commitments include a long-term lease with Liberty Property Limited Partnership for an 18,258 square foot facility for our U.S. headquarters located at 5420 Feltl Road, Minnetonka, Minnesota.  The lease, which had an original expiration date of April 2014, was amended in January 2014.  The amended lease began on May 1, 2014, has a term of 62 months and requires average annual minimum lease payments of approximately $154,000.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to our annual report on Form 10-K for the fiscal year ended March 31, 2014 for a complete discussion on our market risk.  There has been no material changes in market risk during the fiscal quarter ended December 31, 2014.

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

Changes In Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we may be subject to various pending or threatened legal actions and proceedings, including those that arise in the ordinary course of our business.  Such matters are subject to many uncertainties and to outcomes that are not predictable with assurance and that may not be known for extended periods of time.

On January 7, 2015, a putative class action complaint was filed in the District Court, Fourth Judicial District, County of Hennepin, State of Minnesota, by a purported shareholder of Uroplasty under the caption Joseph J. Frustaci vs. Uroplasty, Inc., et al., C.A. No. 27-cv-15-305.  The complaint names as defendants Uroplasty, Vision, Merger Sub and the members of our board of directors.  The complaint asserts various causes of action, including, among other things, that the members of our board of directors breached their fiduciary duties owed to our shareholders in connection with entering into the merger agreement and approving the merger.  The complaint further alleges Uroplasty, Vision and Merger Sub aided and abetted the alleged breaches of fiduciary duties by our board of directors.  The plaintiff is seeking, among other things, injunctive relief enjoining or rescinding the merger and an award of attorneys’ fees and costs. We believe that this lawsuit is without merit and intend to contest it vigorously.

Index
ITEM 1A.	RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. For a discussion of the specific risks that could materially adversely affect our business, financial condition or operating results, please see our annual report on Form 10-K for the fiscal year ended March 31, 2014 under the heading “Part I — Item 1A. Risk Factors.” There has been no material change to the risk factors as disclosed in that report, other than the addition of the following risk factors relating to our proposed merger with Vision:

Risks Related to our Proposed Merger with Vision-Sciences

The merger is subject to certain conditions to closing that could result in the merger not being consummated or being delayed, any of which could negatively impact our share price and future business and operating results.

Consummation of the merger is subject to a number of customary conditions, including, but not limited to, the approval of the merger agreement by our and Vision shareholders. There is no assurance that we and Vision will receive the necessary approvals or satisfy the other conditions necessary for the completion of the merger. If any conditions to the merger are not satisfied or, where waiver is permissible, not waived, the merger will not be consummated.

Failure to complete the merger would prevent us and Vision from realizing the anticipated benefits of the merger.  We have already and expect to continue to incur significant costs associated with transaction fees, professional services, taxes and other costs related to the merger. In the event that the merger is not completed, we will remain liable for these costs and expenses.  Further, if the merger is not completed and the merger agreement is terminated, under certain circumstances, we may be required to pay Vision a termination fee of $1.5 million and/or pay expenses up to $2 million.

In addition, our current market price may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the market of us generally and a resulting decline in the market price of our shares.  Any delay in the consummation of the merger or any uncertainty about the consummation of the merger could also negatively impact our share price and future business and operating results.  We cannot assure you that the merger will be consummated, that there will be no delay in the consummation of the merger or that the merger will be consummated on the terms contemplated by the merger agreement.

The merger agreement contains provisions that restrict our ability to pursue alternatives to the merger and, in specified circumstances, could require us to pay Vision a termination fee and reimburse expenses.

Under the merger agreement, we and Vision each agreed not to (1) take certain actions to solicit proposals relating to alternative business combination transactions or (2) subject to certain exceptions, including the receipt of a “superior proposal” (as defined in the merger agreement), enter into discussions or an agreement concerning or provide confidential information in connection with any proposals for alternative business combination transactions.  In certain specified circumstances described in the merger agreement, upon termination of the merger agreement, the breaching party would be required to pay the other party a termination fee of $1.5 million and reimburse the other party for its merger-related expenses in an amount not to exceed $2 million.  These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us from considering or proposing that acquisition, even if such third party were prepared to enter into a transaction that is more favorable to us or our shareholders than the proposed merger.

Whether or not the merger is completed, the announcement and pendency of the merger could impact or cause disruptions in our business, which could have an adverse effect on our businesses and operating results.

Whether or not the merger is completed, the announcement and pendency of the merger could cause disruptions in or otherwise negatively impact our businesses and operating results, including among others:

Our employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain and hire key personnel and other employees;

Index
the attention of our management may be directed toward completion of the merger and transaction-related considerations and may be diverted from the day-to-day operations and pursuit of other opportunities that could have been beneficial to our businesses; and

customers, distributors, independent sales agencies, vendors or suppliers may seek to modify or terminate their business relationships with us, or delay or defer decisions concerning us.

These disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement and could have an adverse effect on our businesses, operating results or prospects if the merger is not completed or the business, operating results or prospects of the combined company if the merger is completed.

Our shareholders will have a reduced ownership and voting interest in the combined company after the merger.

Upon completion of the merger, our shareholders will own approximately 62.5% of the combined company and Vision shareholders will own approximately 37.5% of the combined company, excluding shares of Vision issuable upon the conversion of convertible promissory notes, and exercise of warrants, held by Mr. Pell, which have been amended in connection with the merger agreement.  Our shareholders currently have the right to vote for directors and on other matters affecting Uroplasty.  When the merger occurs, each of our shareholders who receive Vision shares in the merger will become a shareholder of the combined company with a percentage ownership of the combined company that will be smaller than the shareholder’s percentage ownership of Uroplasty.  As a result of these reduced ownership percentages, our current shareholders will have less voting power in the combined company than they now have with respect to Uroplasty.

The combined company may be unable to successfully integrate our and Vision’s operations or realize the anticipated cost savings and other potential benefits of the merger in a timely manner or at all.  As a result, the value of the combined company’s shares may be adversely affected.

We entered into the merger agreement with Vision because we believed that the merger will be beneficial to our shareholders, other stakeholders and business.  Achieving the anticipated potential benefits of the merger will depend in part upon whether the combined company is able to integrate our and Vision’s operations in an efficient and effective manner.  The integration process may not be completed smoothly or successfully.  The necessity of coordinating geographically separated organizations, systems and facilities and addressing possible differences in business backgrounds, corporate cultures and management philosophies may increase the difficulties of integration.  We and Vision operate numerous systems, including those involving management information, purchasing, accounting and finance, sales, billing, payroll, employee benefits and regulatory compliance.  We and Vision may also have inconsistencies in standards, controls, procedures or policies that could affect the combined company’s ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger.  The integration of certain operations following the merger will require the dedication of significant management resources, which may temporarily distract management’s attention from the combined company’s day-to-day business.  Employee uncertainty and lack of focus during the integration process may also disrupt the combined company’s business.  Any inability of management to integrate successfully the operations of the two companies or to do so within a longer time frame than expected could have a material adverse effect on the combined company’s business and operating results.  The combined company may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of the merger.  An inability to realize the full extent of, or any of, the anticipated benefits of the merger, as well as any delays encountered in the integration process, could have an adverse effect on the combined company’s business and operating results, which may affect the value of the combined company’s shares after completion of the merger.

The success of the combined company after the merger will depend in part upon the ability of us and Vision to retain key employees of each company.  Competition for qualified personnel can be very intense.  In addition, key employees may depart because of issues relating to the uncertainty or difficulty of integration or a desire not to remain with the combined company.  Accordingly, no assurance can be given that key employees will be retained.

We and Vision have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the merger.  The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized.

Index
The combined company will need additional financing after the merger is completed, which may not be available on favorable terms at the time it is needed and which could reduce the combined company’s operational and strategic flexibility.

The combined company will require additional working capital to fund future operations. The combined company could seek to acquire that through additional equity or debt financing arrangements, which may or may not be available on favorable terms at such time.  If the combined company raises additional funds by issuing equity securities, the combined company’s shareholders will experience dilution.  Debt financing, if available, may involve covenants restricting the combined company’s operations or its ability to incur additional debt.  Any debt financing or additional equity that the combined company raises may contain terms that are not favorable to the combined company or its shareholders. If the combined company does not have, or is not able to obtain, sufficient funds, it may have to delay development or commercialization of its products or license to third parties the rights to commercialize products or technologies that it would otherwise seek to commercialize.  The combined company also may have to reduce marketing, customer support or other resources devoted to its products or cease operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

2.1.        Agreement and Plan of Merger dated as of December 21, 2014 by and among Vision-Sciences, Inc., Visor Merger Sub LLC, and Uroplasty, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K as filed with the SEC on December 22, 2014) (File No. 001-32632).*

3.1.        Amended & Restated By Laws of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on November 20, 2009).

3.2.        Restated Articles of Incorporation of Uroplasty, Inc. (Incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form SB-2 filed with the SEC on October 18, 2007 (File No. 333-146787)).

10.1.      Amendment to the Employment Agreement between Uroplasty, Inc. and Darin Hammers dated October 1, 2014 (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the SEC on October 3, 2014) (File No. 001-32632).

10.2.      Uroplasty, Inc. Performance Award Grant Notice 2006 Equity and Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed October 3, 2014) (File No. 001-32632)

10.3.      Confidential Separation and Release Agreement dated October 22, 2014, between Uroplasty, Inc. and Susan H. Holman (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the SEC on October 24, 2014) (File No. 001-32632).

10.4.      Form of Voting Agreement dated December 21, 2014 by and between Uroplasty, Inc. and certain shareholders of Vision-Sciences, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K as filed with the SEC on December 22, 2014) (File No. 001-32632).

Index
31.1.      Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002) (Filed herewith).

32.1.      Certification by the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith pursuant to SEC rules, and not “filed”).

101.       Financial statements from the Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statement of Operations, (iii) the Condensed Consolidated Statement of Comprehensive Loss, (iv) the Condensed Consolidated Statement of Shareholders’ Equity, (v) the Condensed Consolidated Statement of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements.

*Certain schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K.  We will furnish copies of any such schedules to the SEC upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UROPLASTY, INC.

Date: February 6, 2015	By: /s/ ROBERT KILL
Robert Kill
President, Chief Executive Officer and Chairman of the Board

Date: February 6, 2015	By: /s/ BRETT REYNOLDS
Brett Reynolds
Senior Vice President, Chief Financial Officer and Corporate Secretary